Form 10-K
period 1997-02-28
MEADE INSTRUMENTS CORP
filed 1997-05-29
CIK 1032067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 0-22183

                             MEADE INSTRUMENTS CORP.
             (Exact name of Registrant as specified in its charter)

                                   ----------

           DELAWARE                                       95-2988062
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification)

          16542 MILLIKAN AVENUE
           IRVINE, CALIFORNIA                                 92606
(Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 756-2291

                                   ----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of May 27, 1997, there were outstanding 7,875,500 shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of May 27, 1997 the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $7.375 per share as reported by Nasdaq, was approximately $28.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1997.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          Meade is a leading designer and distributor of telescopes and accessories for the beginning to serious amateur astronomer. Meade has successfully introduced a wide range of new products, resulting in what the Company believes to be the broadest and most complete line of telescopes available. Based on the foregoing and feedback received from customers, management believes that Meade is recognized for its expertise in telescope innovation and the high quality of its products. The Company offers more than 40 different telescope models with several different optical configurations, as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to $15,000.

          Since its founding in 1972, Meade has strived to develop a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Meade manufactures the complete line of its advanced astronomical telescopes in Irvine, California, including the production of the optical systems, which are critical components of telescopes. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry's most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade's telescopes are not Meade's primary market, the Company's 8-inch and 10-inch Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies, including the University of California, Los Alamos National Laboratory, Lawrence Livermore Laboratory, National Radio Astronomy Observatory and NASA/Aames Research. The Company has capitalized on its brand name recognition among serious amateur astronomers to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade has become a major supplier of telescopes to such retailers as The Nature Company, Service Merchandise, Natural Wonders, Wal-Mart, J.C. Penney and Discovery Channel Stores. To complement its extensive line of telescopes and leverage its distribution system, the Company has recently introduced a complete line of binoculars to be sold under the Meade brand name.

          Meade was sold by its founder and current Chief Executive Officer to a private investor in 1986 and was then reacquired by the Company's current senior management in 1991. After reacquisition, management reemphasized the importance of research and development for new products and product enhancements. Recently, one of Meade's newest products, the ETX Astro Telescope was referred to on the cover of the January 1997 issue of Sky and Telescope as the "hottest scope ever." Meade also significantly broadened the Company's less-expensive telescope line and has an exclusive arrangement with a Taiwanese company (the "Taiwanese Factory") to manufacture substantially all of the Company's less-expensive telescopes in accordance with the Company's proprietary designs. Meade also has increased the marketing of its products by advertising in periodicals directed to amateur astronomers and by providing greater support to the Company's dealers, specialty retailers, foreign distributors, mass merchandisers, and the end users of Meade's products. Additionally, Meade publishes a comprehensive, full-color, high quality product catalogue which provides significant product exposure.

          In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers and mass merchandisers, which offer Meade's products in more than 1,000 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. Meade sells its products internationally through a network of approximately 30 foreign distributors, many of which service retail locations in their respective countries. International sales accounted for approximately
19% of the Company's net sales for the fiscal year ended February 28, 1997.
The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, expansion into the binocular market and expansion of the Company's distribution network.

INDUSTRY OVERVIEW

          Market-size data for the telescope and binocular industries is difficult to obtain because many of the companies in the industries are either private or subsidiaries or divisions of larger public companies. The Company believes that the overall size of the telescope market is driven, in part, by the introduction of new products.

          The telescope industry is generally divided into two categories (i) advanced astronomical telescopes for serious amateur astronomers who consider astronomy to be an important leisure activity and (ii) less-expensive telescopes for beginning to intermediate amateur astronomers. The market for advanced astronomical or higher-end telescopes is characterized by frequent technological developments, including the recent introduction of electronic and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. This high-end telescope market, while smaller than the less-expensive telescope market, continues to drive the technological advances in the industry. Management believes that overall consumer awareness is increased by the advances made in the high-end telescope market.

          Within the industry, manufacturers generally offer three types of telescopes (a) refracting telescopes, which use a lens at the upper end of the optical tube to collect light, (b) reflecting telescopes, which use a concave mirror as the primary optical element and (c) catadioptric (mirror-lens) telescopes, which employ a combination of mirrors and lenses to form the image. Each type has its own advantages: refractors are easy to maintain, yield sharp images and are relatively inexpensive in smaller apertures; reflectors generally are the lowest-cost means of purchasing larger apertures and are well suited to the intermediate amateur astronomer; and mirror-lens telescopes are more portable in larger apertures and are popular among serious amateur astronomers.

COMPETITIVE STRENGTHS

          Meade believes that it derives significant benefits from its position as a leading designer and distributor of telescopes and related products. These benefits include its ability to offer its customers one of the most innovative, broadest product lines available, embodying both high quality and value. The Company attributes its success to the following competitive strengths:

          New Products/Research and Development. Meade places a primary emphasis on product innovation and quality through its research and development efforts. The Company currently employs seven engineers on-site, developing new products, technological advances and improvements to existing products, in an effort to remain the industry leader. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Because of this dedication to research and development, the Company has been able to introduce many new products over time and has been able to take advantage of certain market opportunities as they have occurred. See "Business -- Products." Meade believes that the members of its senior level management are among the most experienced in the telescope industry. The Company's four most experienced officers have been employed in this industry for an average of more than 21 years. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products for the amateur astronomer and have been responsible for some of the industry's most technically advanced consumer telescopes.

          Broadest Line of Products. The Company's strategy has been to leverage its brand name recognition and reputation for high-end telescopes to facilitate the sales of its less-expensive telescopes. As a result, the Company believes it currently has the most complete line of telescopes available, including more than 40 different telescope models with several different optical configurations as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to $15,000.

          Optical Systems Expertise. Meade has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics on-site. Meade employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the consumer telescope market.

          Quality Control. Meade's manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product's precision optical system to its final assembly and testing. The Company manufactures all of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while most of the Company's less-expensive telescopes are manufactured for the Company in Taiwan through an exclusive arrangement with the Taiwanese Factory. This exclusive arrangement provides the Company with the ability to exert control over the telescope manufacturing process to ensure the quality and performance of its less-expensive products. To support this arrangement, Meade regularly commits one of its United States based engineers to the Taiwanese Factory.

          Broad Distribution Network. The Company's sales force works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts department to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets, and other point-of-sale support. This capability provides the Company's customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes to such retailers as The Nature Company, Service Merchandise, Natural Wonders, Wal-Mart, J.C. Penney and Discovery Channel Stores. Meade also has an expanding international presence. Its sales to foreign distributors have grown from $4.2 million for the fiscal year ended February 28, 1995 to $9.2 million for the fiscal year ended February 28, 1997.

          Superior Customer Service. Meade believes that its high levels of customer service and technical support are important factors that differentiate it from its competitors. In an effort to provide each of the Company's customers with post-sale service and to relieve them of the burden of such service, Meade has established multiple dedicated toll-free telephone numbers so that its customers and end users can call the Company's support personnel with any questions relating to its products. The Company's experience is that product returns from first-time telescope users have been historically higher than necessary for the industry because such first-time customers are often unfamiliar with assembly procedures and telescope operation. The Company believes that providing this toll-free assistance reduces product returns by better educating first-time users. In addition, in an effort to simplify assembly of the Company's products, Meade pre-assembles a substantial portion of its telescopes prior to packaging. Meade also makes available to telescope owners astronomical software and other product enhancements.

PRODUCTS

          Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade's products are described in greater detail below:

          LX Series Telescopes. Among the Company's most sophisticated products are its Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The model LX200 telescopes, available in 7, 8, 10, 12 and 16-inch apertures, are the most popular of the Company's telescopes among serious amateur astronomers. The LX200 telescopes feature a built-in computer library of 64,350 celestial objects. These objects are catalogued in the Company's proprietary hand-held keypad electronic command center, which operates the computerized control system for the LX200 telescopes. By entering any of the celestial objects into the keypad, the telescope automatically locates and tracks the selected object. The LX series telescopes represented approximately 2% of telescope units shipped and approximately 23% of the Company's net sales for the fiscal year ended February 28, 1997.

          Entry-Level Small Refracting and Reflecting Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company's less-expensive 60mm to 114mm refracting and reflecting telescopes include some of the features of the more advanced telescopes at economical prices. The Company also offers several variations of its small refracting and reflecting telescopes for distribution on an exclusive basis of selected models to specific specialty retailers. These telescope models comprise the lower-price end of the Company's product line. Sales of these telescopes comprised approximately 94% of the Company's telescope units shipped and approximately 52% of the Company's net sales for the fiscal year ended February 28, 1997.

          ETX Series Telescopes. One of the Company's newest products is the ETX Astro Telescope. The ETX is a Maksutov-Cassegrain telescope that has opened new markets for beginning, intermediate and serious amateur astronomers by permitting, for the first time, the purchase of a high-quality, portable instrument of sufficient aperture to enable high resolution observation of celestial and terrestrial objects at a reasonable price. There is currently a five-month back-order for the ETX.

          Starfinder Telescopes. The Starfinder Equatorial/Dobsonian Reflecting telescopes were introduced by the Company beginning in 1992 and have been well received by the serious amateur market. These telescopes are economically priced and offer views of a wide range of celestial objects. The Starfinder series of telescopes represented approximately 1% of telescope units shipped and approximately 4% of the Company's net sales for the fiscal year ended February 28, 1997.

          CCD Autoguider/Imagers. Another of the Company's newest product lines is its CCD Autoguider/ Imagers. CCD technology allows users to create and transfer high-resolution astronomical digital images directly from their telescope to a home personal computer. This product has become increasingly popular as an alternative to traditional astrophotography using conventional photographic equipment, which requires longer exposure times. The Company's CCD Autoguider/Imagers and related products represented approximately 2% of the Company's net sales for the fiscal year ended February 28, 1997.

          Binoculars. The Company recently introduced a complete line of consumer binoculars that will initially be sold through the Company's existing distribution network. The binoculars sold by the Company are purchased from manufacturers outside the United States.

          Accessories. The Company also offers accessories for each of its telescope series which range from additional eyepieces and camera adapters to celestial observation software. Approximately 250 accessory products are currently available from the Company. Sales of accessories represented approximately 11% of the Company's net sales for the fiscal year ended February 28, 1997.

SALES AND MARKETING

          The Company's telescopes and accessories are sold through a domestic network of mail order dealers, specialty retailers and mass merchandisers and through an international network of foreign distributors. The Company's high-end products are generally sold through mail order dealers or single and multiple location specialty retailers, while Meade's less-expensive products are sold in a similar manner but are also sold through mass merchandisers. The Company maintains direct contact with its larger domestic dealers and foreign distributors through the Company's sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers.

          The Company's sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs five persons in sales positions, all of whom have significant industry experience. These individuals advise the Company's specialty retailers about the quality features of the Company's products and provide answers to questions from specialty retailers as well as directly from amateur astronomers. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalogue layouts and other print media and dedicated toll free customer service telephone numbers. The Company believes toll free telephone numbers help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes. In an effort to further simplify assembly and use of the Company's products, Meade preassembles a substantial portion of its telescopes prior to packaging. See "Business -- Competitive Strengths -- Superior Customer Service." The Company's products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. The Company's dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

         In an effort to gain additional expertise in the binocular market, the Company recently hired R. Daniel George, the Company's Vice President -- Sports Optics, from Bushnell Optical Co. ("Bushnell"), where he worked for 18 years in several senior sales management positions.

CUSTOMERS

         The Company markets its products domestically through a network of mail order dealers, specialty retailers and mass merchandisers and internationally through a network of foreign distributors. Included among the Company's customers are the following retail outlets, mass merchandisers and foreign distributors: The Nature Company, Natural Wonders, Service Merchandise, MIC International Corp. (Japan), Astrocom GmbH (Germany), Wal-Mart, J.C. Penney and Discovery Channel Stores. Generally, other than the recent addition of mass merchandisers such as Service Merchandise and Wal-Mart, the Company's major customers have not materially changed during the past three fiscal years.

         During fiscal 1997, the Company sold its products to mail order dealers and to more than 500 specialty retailers and mass merchandisers which offer Meade's products in over 1,000 retail store outlets. During that period, Service Merchandise and The Nature Company ("TNC"), the Company's largest customers, accounted for approximately 12% and 11%, respectively, of the Company's net sales. No customer other than Service Merchandise and TNC has accounted for more than 10% of the Company's net sales during the last four fiscal years. The Company's ten largest customers, in the aggregate, accounted for approximately 52% of the Company's net sales in fiscal 1997. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

OPERATIONS

         Materials and Supplies. The Company purchases high grade optical glass in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company's domestically manufactured telescopes are individually polished and hand-figured by a master optician to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. The Company's LX200 series telescopes require additional installation of the computerized drive and celestial object database circuit board. The components of the board are purchased from various suppliers and assembled by third party vendors and by certain of the Company's manufacturing personnel. The boards are installed at the Company's manufacturing facility and undergo a rigorous burn-in period prior to shipment to customers.

         Polishing and Hand Figuring. After a Schmidt-Cassegrain,
Maksutov-Cassegrain, ED-refractor or Newtonian glass surface is fine ground, the mirror or lens is polished for up to 16 hours to obtain full transmission or reflectivity. It is at this point that the Company's opticians perform the final lens or mirror shaping (a process called figuring).

         Optical Testing. As each of the Company's ED-refractor,
Maksutov-Cassegrain optical set, Schmidt-Cassegrain optical set, or parabolic Newtonian primary mirror progresses through the grinding, polishing and hand-figuring stages of development, it is repeatedly tested and retested for irregularities, smoothness of figure and correction.

         Optical Alignment and Centration. Finished, individually-matched Maksutov-Cassegrain and Schmidt-Cassegrain optical sets and matched ED-refractor doublet objective lenses are sent to the optical alignment and centration department, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. With optimal orientation fixed, each optics set is placed into machined housings of an optical tube or collimation lens cell. The optical system is once again tested and only after passing this final test is an optical tube system ready to be used.

         Most of the Company's less-expensive telescopes are manufactured exclusively for the Company in Taiwan. Since 1990, the Company has worked closely with the Taiwanese Factory, developing proprietary telescope designs and instructing the Taiwanese Factory's personnel in the production of telescopes that meet the Company's quality standards. In January 1995, in order to assure a reliable flow of products to meet the Company's increasing requirements, and in order to ensure the Company would be able to exert sufficient control over the manufacturing process and thus ensure that its quality standards are maintained, the Company and the Taiwanese Factory entered into a supply agreement wherein the Taiwanese Factory agreed to manufacture telescopes exclusively for sale through Meade and wherein Meade agreed to purchase essentially all of its less-expensive telescopes from the Taiwanese Factory. The Company owns the majority of the designs and optical machine tooling used by the Taiwanese Factory and regularly sends manufacturing and engineering personnel to the manufacturing facility in Taiwan to ensure that high quality telescopes are produced.

COMPETITION

         The telescope and binocular industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron, Bushnell, Tasco and Simmons and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron and Vixen Optical Industries, Ltd. and with other smaller regional telescope importers and manufacturers. In addition, some of the Company's current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

         In the binocular market, which is generally more competitive than the telescope market, with a greater number of competitors at each price point, the Company competes primarily with Bushnell, Nikon Inc., Canon Inc., Minolta Camera, Co., Ltd., Pentax Corporation, Tasco, Simmons and various smaller manufacturers and resellers. Many of these competitors in the binocular market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

EMPLOYEES

         As of February 28, 1997, Meade had 236 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company's employees is represented by a union. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

         In order to enable its employees to share in the Company's growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan, effective March 1, 1996 (the "ESOP"). The ESOP provides participating employees an opportunity to receive beneficial ownership of Meade's Common Stock. See "Mangement's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles with the Company and present and past positions of the persons serving as executive officers of the Company as of May 15, 1997:


         NAME                               AGE                        POSITION
         ----                               ---                        --------
John C. Diebel.........................     53      Chairman of the Board and Chief Executive
                                                    Officer

Steven G. Murdock......................     45      President and Chief Operating Officer,
                                                    Director

Joseph A. Gordon, Jr...................     47      Senior Vice President of North American
                                                    Sales, Director

Brent W. Christensen...................     38      Vice President - Finance and Chief Financial
                                                    Officer

         John C. Diebel founded Meade Instruments Corp. in 1972. He has been the Chairman of the Board and Chief Executive Officer of the Company for the majority of the time since December 1975. Prior to founding the Company, Mr. Diebel worked as an engineer for TRW Inc. and Hughes Aircraft Co. Mr. Diebel graduated from the California Institute of Technology with BS and MS degrees in electrical engineering and received his Ph.D. degree in electrical engineering from the University of Southern California.

         Steven G. Murdock, a director of the Company since April 1996, has been the Company's President and Chief Operating Officer since October 1990. From May 1980 to October 1990, Mr. Murdock was the Company's Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received his BS degree in business administration from California State University at Northridge.

         Joseph A. Gordon, Jr., a director of the Company since April 1996, has been the Company's Senior Vice President of North American Sales since June 1995. From December 1984 to June 1995, he worked as the Company's Vice President of North American Sales. From January 1981 to December 1984, Mr. Gordon was the Vice President of Sales at Celestron. Mr. Gordon graduated from the University of Cincinnati with a BS degree in marketing.

         Brent W. Christensen has been the Company's Vice President -- Finance since June 1995 and Chief Financial Officer since April 1996. From August 1993 to June 1995, he worked as the Company's controller. Mr. Christensen is a Certified Public Accountant, and from January 1985 to August 1993, he worked as an audit manager with Ernst & Young LLP. Mr. Christensen received his BA degree in business administration from California State University at Fullerton.

ITEM 2.  PROPERTIES

         The Company leases a 57,000 square foot manufacturing and corporate facility and a separate 27,000 square foot distribution center, each located in Irvine, California. The lease for the manufacturing and corporate facility expires in September 1997 (the Company expects to pay a fee of not more than $75,000 in connection with the termination of this lease). The lease for the distribution center expires in October 1997. In December 1996, the Company executed a ten year lease agreement for a new 161,000 square foot facility also located in Irvine, California that the Company expects to occupy in the third quarter of fiscal year 1998. Net lease expenses on the new facility are approximately $75,000 per month, with fixed increases of approximately 3% per year as compared to the current monthly lease expenses of approximately $34,000. The Company also expects to incur between $400,000 and $800,000 to complete tenant improvements at this new facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

         Prior to the reacquisition of the Company by certain members of its senior management, Meade agreed to be bound by the provisions of an order ("Order") of the United States Federal Trade Commission ("FTC") prohibiting the Company from making certain acquisitions. The Order provides that Meade shall not acquire, without the prior approval of the FTC, any stock, equity interest or assets, other than purchases of manufactured product in the ordinary course of business, of any company engaged in the manufacture or sale of Schmidt-Cassegrain telescopes with apertures of 8 to 11 inches in the United States. The Order is effective until August 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's initial public offering was completed on April 14, 1997 (the "Offering"), and from that date to the present, the Company's Common Stock has been listed on the Nasdaq National Market under the symbol "MEAD."

         As of May 27, 1997, there were 21 holders of record of the Common
Stock.

         Other than dividends paid to the Company's ESOP, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends on the Common Stock in the foreseeable future. Although the Company intends to make future contributions to the ESOP upon Board approval, no future dividends (other than dividends paid to all holders of Common Stock) will be paid to the ESOP with respect to future periods. The Company's ability to pay dividends is restricted under a Loan and Security Agreement between the Company and Fleet Capital Corporation. See Note 4 of Notes to the Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND WEIGHTED AVERAGE SHARE AMOUNTS)

         The following data, insofar as it relates to each of the fiscal years 1994 through 1997 has been derived from audited financial statements, including the balance sheets at February 29, 1996 and February 28, 1997 and the income statements for the three years ended February 28, 1997 and notes thereto appearing elsewhere herein. The data for the year ended February 28, 1993 has been derived from unaudited financial statements not included herein and which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results, for the year ended February 28, 1993.

                                                       FISCAL YEAR ENDED FEBRUARY 28(29)
                                        -------------------------------------------------------------
                                          1993          1994         1995         1996         1997
                                        ---------     --------     --------    ---------    ---------
                                       (unaudited)
INCOME STATEMENT DATA:
 Net sales .........................    $  13,887     $ 16,628     $ 24,934    $  29,770    $  47,151
 Cost of sales .....................       10,840       11,670       17,040       20,054       31,845
                                        ---------     --------     --------    ---------    ---------
 Gross profit ......................        3,047        4,958        7,894        9,716       15,306
 Selling expenses ..................        1,438        1,565        2,035        2,832        4,759
 General and administrative expenses          986        1,378        2,118        2,951        3,975
 Research and development expenses .          274          425          423          518          628
 Amortization of deferred credit ...          (63)         (53)          --           --           --
 ESOP contribution(1) ..............           --           --           --           --        1,995
                                        ---------     --------     --------    ---------    ---------
 Operating income(2) ...............          412        1,643        3,318        3,415        3,949
 Interest expense ..................          395          493          470          659        1,657
                                        ---------     --------     --------    ---------    ---------
 Income before income taxes ........           17        1,150        2,848        2,756        2,292
 Income taxes ......................            1          110          797        1,200          960
                                        ---------     --------     --------    ---------    ---------
 Net income ........................           16        1,040        2,051        1,556        1,332
 Accretion on Redeemable
   Preferred Stock(3) ..............           --           --           --           --       (4,310)
                                        ---------     --------     --------    ---------    ---------
 Net income (loss) available to
    common stockholders ............    $      16     $  1,040     $  2,051    $   1,556    $  (2,978)
                                        =========     ========     ========    =========    =========
 Per share information:
   Net income before adjustment to
     net income available per
     common share ..................    $    0.00     $   0.23     $   0.45    $    0.34    $    0.37
   Accretion on Redeemable
     Preferred Stock(3).............           --           --           --           --        (1.21)
                                        ---------     --------    ---------    ---------    ---------
   Net income (loss) available per
     common share to common
     stockholders ..................    $    0.00     $   0.23     $   0.45    $    0.34    $   (0.84)
                                        =========     ========    =========    =========    =========
 Weighted average common shares
   outstanding .....................    4,571,400    4,571,400    4,571,400    4,571,400    3,563,100
                                        =========    =========    =========    =========    =========

                                                           FEBRUARY 28(29)
                                           -------------------------------------------------
                                            1993      1994      1995       1996        1997
                                           ------    ------    -------    -------    -------
                                         (unaudited)
BALANCE SHEET DATA:
 Working capital ......................    $  699    $1,176    $ 3,358    $ 4,183    $ 6,252
 Total assets .........................     6,929     7,992     10,197     13,035     20,524
 Total current liabilities ............     5,797     6,153      5,827      7,364     11,775
 Long-term debt, net of current portion       955       571        650        450      6,599
 Redeemable Preferred Stock ...........        --        --         --         --      6,490
 Stockholders' equity (deficit) .......       124     1,164      3,215      4,771     (4,952)

----------
(1) ESOP contributions of $2.0 million for the fiscal year ended February 28, 1997 represent (i) contributions of $1.0 million accrued for the period and (ii) dividends of $995,000 declared and paid on the Series
         B Common Stock. All shares of Series B Common Stock were converted into shares of Common Stock as of the closing of the Offering. The dividends paid are treated as an ESOP contribution as the dividends are used to repay the principal balance of a loan payable by the ESOP to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

(2) Operating income for the years ended February 29, 1996 and February 28, 1997 (before the non-recurring portion of ESOP contribution consisting of a $995,000 dividend for the year ended February 28,
         1997) was $3.4 million and $4.9 million, respectively. The Company's management believes that operating income before the non-recurring portion of ESOP contribution is an important measure for year-to-year comparisons because it eliminates the effect of one-time unusual charges. This measure of operating income is not provided for under generally accepted accounting principles.

(3) Represents accretion reflecting original issue discount and accrued dividends on the Redeemable Preferred Stock. In January 1997 the Company entered into a binding agreement to redeem its Redeemable Preferred Stock earlier than the original mandatory redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion of the Redeemable Preferred Stock pursuant to the new redemption agreement (resulting in an aggregate $4.3 million accretion for fiscal 1997). The Company expects to record a final accretion adjustment of approximately $400,000 during the first quarter of fiscal 1998 related to the redemption of the Redeemable Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, the more detailed information and financial statements, including the notes thereto, appearing elsewhere in this Report.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's income statements as a percentage of net sales for the periods indicated.

                                                FISCAL YEAR ENDED
                                                 FEBRUARY 28(29),
                                           --------------------------
                                            1995      1996      1997
                                           ------    ------    ------
Net sales ...........................      100.0%    100.0%    100.0%
Cost of sales .......................       68.3      67.4      67.5
                                           -----     -----     -----
Gross profit ........................       31.7      32.6      32.5
Operating expenses:
  Selling expenses ..................        8.2       9.5      10.1
  General and administrative expenses        8.5       9.9       8.4
  Research and development expenses .        1.7       1.7       1.4
  ESOP contribution .................         --        --       4.2
                                           -----     -----     -----
          Total operating expenses ..       18.4      21.1      24.1
                                           -----     -----     -----
Income from operations ..............       13.3      11.5       8.4
Interest expense ....................        1.9       2.2       3.5
                                           -----     -----     -----
Income before income taxes ..........       11.4       9.3       4.9
Provision for income taxes ..........        3.2       4.0       2.1
                                           -----     -----     -----
Net income ..........................        8.2       5.3       2.8
                                           =====     =====     =====

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased from $29.8 million in fiscal 1996 to $47.2 million in fiscal 1997, an increase of 58.4%. This increase was primarily due to (i) an increase of $11.3 million in net sales of less-expensive telescopes, primarily due to increases in sales to mass merchandisers, (ii) an increase of approximately $4.0 million in net sales of new products introduced in late fiscal 1996 and early fiscal 1997, including the ETX Astro Telescope, the LX50 and the LX10 lines of Schmidt-Cassegrain and Maksutov-Cassegrain telescopes and (iii) an increase of $1.9 million in net sales of telescope accessories.

Gross profit increased from $9.7 million (32.6% of net sales) in fiscal 1996 to $15.3 million (32.5% of net sales) in fiscal 1997, an increase of 57.7%. Gross profit as a percentage of net sales remained relatively constant as result of variations in product mix.

Selling expenses increased from $2.8 million (9.5% of net sales) in fiscal 1996 to $4.8 million (10.1% of net sales) in fiscal 1997, an increase of 71.4%. This increase principally reflects (i) higher advertising and other selling expenses to support higher sales volumes for the 1997 fiscal year as compared to the 1996 fiscal year, (ii) higher freight and other shipping costs due to higher sales volumes in fiscal 1997 as compared to fiscal 1996 and (iii) higher costs due to a net increase in selling and shipping personnel for fiscal 1997 as compared to fiscal 1996.

General and administrative expenses increased from $3.0 million (9.9% of net sales) in fiscal 1996 to $4.0 million (8.4% of net sales) in fiscal 1997, an increase of 33.3%. The increase in general and administrative expenses principally reflects higher personnel-related costs and general office costs in fiscal 1997 as compared to fiscal 1996. The decrease in general and administrative expenses as a percentage of net sales in fiscal 1997 as compared to fiscal 1996 was primarily due to the relatively fixed nature of the Company's general and administrative expenses.

Research and development expenses increased from $518,000 (1.7% of net sales) in fiscal 1996 to $628,000 (1.4% of net sales) in fiscal 1997, an increase of 21.2%. This increase was primarily due to higher personnel related costs and higher outside consulting costs during fiscal 1997 as compared to the prior fiscal year.

The ESOP contribution expense of $2.0 million for the 1997 fiscal year represents an accrual of $1.0 million related to the Company ESOP contribution and dividends of $995,000 declared and paid on the Series B Common Stock held by the ESOP. All shares of Series B Common Stock were converted into shares of Common Stock as of the closing of the Offering. The dividends paid are treated as an ESOP contribution as the dividends are used to repay the principal balance of a loan payable by the ESOP to the Company.

Interest expense increased from $659,000 for fiscal 1996 to $1.7 million for fiscal 1997, an increase of 158.0%. This increase was principally due to (i) interest expense on the bank term debt incurred in connection with the ESOP recapitalization in April 1996 and (ii) increased average outstanding balances on the bank line of credit to support higher receivables and inventories during the fiscal year associated with increased sales of less-expensive telescopes during fiscal 1997 as compared to fiscal 1996.

Income taxes decreased from $1.2 million (43.5% of income before income taxes) for fiscal 1996 to $960,000 (41.9% of income before income taxes) for fiscal 1997. The reduction in the tax rate for the fiscal year 1997 as compared to fiscal 1996 was due to differences in the effect of expenses not deductible for tax purposes in each period.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales increased from $24.9 million in fiscal 1995 to $29.8 million in fiscal 1996, an increase of 19.7%. This increase was due primarily to an increase of $3.6 million in net sales of the Company's less-expensive telescopes.

         Gross profit increased from $7.9 million (31.7% of net sales) in fiscal 1995 to $9.7 million (32.6% of net sales) in fiscal 1996, an increase of 22.8%. The increase in the gross profit as a percentage of net sales was principally due to the increased sales of the Company's less-expensive telescopes, which generally have a higher gross profit margin than the Company's other products.

         Selling expenses increased from $2.0 million (8.2% of net sales) in fiscal 1995 to $2.8 million (9.5% of net sales) in fiscal 1996, an increase of 40.0%. This increase principally reflects (i) increases in advertising and freight costs due to higher sales volumes in fiscal 1996 compared to fiscal 1995 and (ii) higher personnel-related costs due to net increases in selling and shipping personnel in fiscal 1996 as compared to fiscal 1995.

         General and administrative expenses increased from $2.1 million (8.5% of net sales) in fiscal 1995 to $3.0 million (9.9% of net sales) in fiscal 1996, an increase of 42.9%. This increase principally reflects higher costs due to net increases in general and administrative personnel and executive salary increases in fiscal 1996 as compared to fiscal 1995. This increase also includes a one-time charge totaling $300,000 in fiscal 1996 related to management bonuses awarded in connection with the completion of the ESOP recapitalization.

         Research and development expenses increased from $423,000 (1.7% of net sales) in fiscal 1995 to $518,000 (1.7% of net sales) in fiscal 1996, an increase of 22.5%. This increase principally reflects higher costs due to increases in research and development personnel.

         Interest expense increased from $470,000 in fiscal 1995 to $659,000 in fiscal 1996, an increase of 40.2%. The increase was primarily due to increased average outstanding balances on the bank line of credit to support increased sales for less-expensive telescopes in fiscal 1996 compared to fiscal 1995.

         Income taxes increased from $797,000 (28.0% of income before income taxes) in fiscal 1995 to $1.2 million (43.5% of income before income taxes) in fiscal 1996. The tax rate in fiscal 1995 reflects the utilization of approximately $430,000 in net operating loss carry forwards, for which no benefit had previously been recognized. There were no net loss carry forwards available for utilization in fiscal 1996.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, and the timing and extent of product development costs. In addition, a substantial portion of the Company's net sales and operating income typically occurs in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The Company has recently experienced increased sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company's working capital requirements have correspondingly increased at such times. The Company believes that the net proceeds received from the Offering, together with internally generated cash flow and borrowing ability, will be sufficient to meet any such increased working capital requirements during these periods for the foreseeable future.

         The following table presents unaudited financial results for each of the eight quarters in the period ended February 28, 1997. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Financial Statements and Notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter or for the fiscal year ended February 28, 1997.

                                         FISCAL 1996                                 FISCAL 1997
                         -----------------------------------------   -----------------------------------------
                          First      Second      Third     Fourth      First      Second     Third      Fourth
                         Quarter     Quarter    Quarter    Quarter    Quarter     Quarter    Quarter    Quarter
                         -------     -------    -------    -------    -------     -------    -------    -------
Net sales ............... $4,812     $ 7,260    $11,386    $ 6,310    $ 7,166     $12,031    $19,769    $8,185
Gross profit ............  1,400     $ 2,123      4,109      2,084      2,154       3,926      6,619     2,607
ESOP contribution........     --          --         --         --        250       1,245        250       250
Operating income (loss)..     50         686      2,376        303        149         557      3,245        (2)
Net income (loss)........ $  (48)    $   302    $ 1,225    $    77    $   (58)    $    53    $ 1,570      (233)

         Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See "Business -- Operations -- Materials and Supplies."

LIQUIDITY AND CAPITAL RESOURCES

         Since 1993, the Company has funded operations primarily through borrowings from banks and financial institutions and proceeds from related party subordinated notes. For the fiscal year ended February 28, 1997, the Company funded operations principally through borrowings of $2.2 million on its bank line of credit. At February 28, 1997, the Company had accounts receivable of $4.8 million, inventory of $12.1 million and working capital of $6.3 million. The increase in inventory at February 28, 1997 was primarily due to increased stocking levels to support anticipated future sales.

         Capital expenditures, including financed purchases of equipment, aggregated $613,000, $664,000 and $377,000 for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively. The Company had no material capital expenditure commitments as of February 28, 1997.

         The Company leases a 57,000 square foot manufacturing and corporate facility and a separate 27,000 square foot distribution center. The lease for the manufacturing and corporate facility expires in September 1997 (the Company expects to pay a fee of not more than $75,000 in connection with the termination of this lease). The lease for the distribution center expires in October 1997. At November 30, 1996, monthly lease expenses for these facilities aggregate approximately $34,000. In December 1996, the Company entered into a ten year lease agreement for a new 161,000 square foot facility that the Company expects to begin to occupy in the third quarter of fiscal 1998. Net lease expenses on the new facility are approximately $75,000 per month, with fixed increases of approximately 3% per year as compared to the current monthly lease expenses of approximately $34,000. The Company also expects to incur between $400,000 and $800,000 to complete tenant improvements at this new facility.

         In April 1997 the Company completed the Offering which generated net proceeds to the Company of approximately $18.0 million upon the sale of 2,875,500 shares of Common Stock by the Company.

         In April 1996, the Company entered into a five-year Loan and Security Agreement with Fleet Capital Corporation (the "Loan Agreement") which provides for (i) a $10.0 million revolving line of credit facility, secured by the Company's accounts receivable and inventories and (ii) a $9.5 million term note (the "term note") secured by the assets of the Company. The term note was repaid on April 14, 1997 with the proceeds of the Offering.

         In April 1996, the Company was recapitalized through the sale of Redeemable Preferred Stock to Churchill ESOP Capital Partners, A Minnesota Limited Partnership ("Churchill"). For proceeds of $6.0 million, the Company sold 1,000 shares of newly-issued Redeemable Preferred Stock to Churchill and issued a warrant to Churchill to purchase 1,000,000 shares of Common Stock. The warrant was exercised in full in April 1996. The Redeemable Preferred Stock was redeemed by the Company on April 14, 1997 with proceeds received from the Offering.

         In April 1996, the Company made an $11.0 million term loan to the ESOP (the "ESOP Loan"), the proceeds of which were used by the ESOP to purchase the Company's Series B Common Stock from senior management. The ESOP pledged the stock back to the Company as security for the ESOP Loan. The ESOP Loan has a ten-year term and bears interest at 6% per annum. Principal and interest are due semi-annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments.

         Contributions to the ESOP are accounted for as a contribution expense on the Company's income statement and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding shares are added to weighted average common shares outstanding; however, unearned ESOP shares on the Company's Balance Sheet are reduced annually following Board approval of the contribution. In May 1997, the Company's Board of Directors approved a $1.0 million ESOP contribution, which was accrued at February 28, 1997, resulting in the release of approximately 136,000 shares of Common Stock from unearned ESOP shares.

         The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the Company will realize cash tax savings equal to the product of the contributions made multiplied by the applicable statutory tax rates in effect at the time. At February 28, 1997, total future planned contributions to be made to the ESOP aggregated $10.0 million.

         The dividend of $995,000 paid in August 1996 to the ESOP on the shares of Series B Common Stock is also accounted for as a contribution expense because the dividends are used to repay the principal balance of the ESOP Loan. The dividend and related repayment of a portion of the ESOP Loan resulted in the release of approximately 136,000 shares of Series B Common Stock from unearned ESOP shares. All shares of Series B Common Stock were converted into Common Stock as of the closing of the Offering.

         The Company believes that the net proceeds of the Offering, together with internally generated cash flow and borrowing ability, will be sufficient to meet its operating, working capital and capital expenditure requirements through the next twelve months. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

INFLATION

         The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING INFORMATION

         The preceding "Business" section and this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to successfully market and sell its recently introduced line of binoculars; the Company's expectations regarding the termination of its current lease arrangements; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with proceeds received from the Offering, internally generated cash flow and borrowing ability.

         In addition to other information in this report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates, increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the United States dollar against local currencies causing and effective increase in the finished products and components, shipment delays and the political instability between China and Taiwan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is set forth in "Index to Financial Statements and Financial Statement Schedule."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

          Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

          (a)   1.    The documents described in the "Index to Financial
                      Statements and Financial Statement Schedule" are included in this report starting at page F-1.

                2. The financial statement schedule described in the "Index to Financial Statements and Financial Statement Schedule" are included in this report starting on page S-1.

                      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                3.    Exhibits included or incorporated herein:

                      See Exhibit Index

          (b)   Reports on Form 8-K: None.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                    Number
                                                                    ------
     Meade Instruments Corp.
       Report of Independent Accountants..........................   F-2
       Balance Sheet..............................................   F-3
       Income Statement...........................................   F-4
       Statement of Stockholders' Equity (Deficit)................   F-5
       Statement of Cash Flows....................................   F-6
       Notes to Financial Statements..............................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Meade Instruments Corp.

    In our opinion, the accompanying balance sheet and the related statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Meade Instruments Corp. at February 29, 1996 and February 28, 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
May 2, 1997

                             MEADE INSTRUMENTS CORP.

                                 BALANCE SHEET

                                                                                       FEBRUARY 29,       FEBRUARY 28,
                                                                                           1996               1997
                                                                                       ------------       ------------
ASSETS

Current assets:
  Cash ..........................................................................      $      3,000       $      4,000
  Accounts receivable, less allowance for doubtful accounts of
     $333,000 in 1996 and $248,000 in 1997 ......................................         4,539,000          4,830,000
  Inventories (Note 2) ..........................................................         6,462,000         12,077,000
  Deferred income taxes .........................................................           330,000            885,000
  Prepaid expenses and other current assets .....................................           213,000            231,000
                                                                                       ------------       ------------
          Total current assets ..................................................        11,547,000         18,027,000
Other assets ....................................................................           263,000          1,047,000
Property and equipment, net (Note 3) ............................................         1,225,000          1,450,000
                                                                                       ------------       ------------
                                                                                       $ 13,035,000       $ 20,524,000
                                                                                       ------------       ------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit (Note 4) ..................................................      $  2,127,000       $  4,358,000
  Notes payable to related parties (Note 5) .....................................         2,000,000
  Current portion of long-term debt (Note 6) ....................................           200,000          1,584,000
  Current portion of capital lease obligations (Note 7)..........................           146,000            218,000
  Accounts payable ..............................................................         1,406,000          2,195,000
  Accrued liabilities ...........................................................           863,000          2,358,000
  Income taxes payable ..........................................................           622,000          1,062,000
                                                                                       ------------       ------------
          Total current liabilities .............................................         7,364,000         11,775,000
                                                                                       ------------       ------------
Long-term debt, net of current portion (Note 6) .................................           450,000          6,599,000
                                                                                       ------------       ------------

Long-term capital lease obligations, net of current portion (Note 7) ............           368,000            547,000
                                                                                       ------------       ------------
Deferred rent ...................................................................            82,000             65,000
                                                                                       ------------       ------------
Commitments (Note 7)
Redeemable Series A preferred stock; 1,000 shares
  authorized, issued and outstanding (Note 8) ...................................                            6,490,000
                                                                                       ------------       ------------

Stockholders' equity (deficit):
  Preferred stock; 999,000 shares authorized, none
     issued and outstanding .....................................................
  Series A common stock; 15,000,000 shares
     authorized; issued and outstanding 2,571,361 shares at February 29, 1996
     and 3,500,000 shares at February 28, 1997 ..................................             1,000          3,511,000

  Series B common stock; 5,000,000 shares authorized;
     1,500,000 shares issued and outstanding at February 29, 1996 and February 28, 1997 (Note 9) .............................................
  Retained earnings .............................................................         4,770,000          1,542,000
                                                                                       ------------       ------------
                                                                                          4,771,000          5,053,000
  Unearned ESOP shares (Note 9) .................................................                          (10,005,000)
                                                                                       ------------       ------------
          Total stockholders' equity (deficit) ..................................         4,771,000         (4,952,000)
                                                                                       ------------       ------------
                                                                                       $ 13,035,000       $ 20,524,000
                                                                                       ============       ============

                 See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                                INCOME STATEMENT

                                                                                     YEAR ENDED FEBRUARY 28(29),
                                                                          ------------------------------------------------
                                                                               1995              1996              1997
                                                                          ------------      ------------      ------------
Net sales ..........................................................      $ 24,934,000      $ 29,770,000      $ 47,151,000
Cost of sales ......................................................        17,040,000        20,054,000        31,845,000
                                                                          ------------      ------------      ------------
Gross profit .......................................................         7,894,000         9,716,000        15,306,000
Selling expenses ...................................................         2,035,000         2,832,000         4,759,000
General and administrative expenses ................................         2,118,000         2,951,000         3,975,000
Research and development expenses...................................           423,000           518,000           628,000
ESOP contribution ..................................................                                             1,995,000
                                                                          ------------      ------------      ------------
Operating income ...................................................         3,318,000         3,415,000         3,949,000
Interest expense ...................................................           470,000           659,000         1,657,000
                                                                          ------------      ------------      ------------
Income before income taxes .........................................         2,848,000         2,756,000         2,292,000
Provision for income taxes (Note 10)................................           797,000         1,200,000           960,000
                                                                          ------------      ------------      ------------
Net income .........................................................         2,051,000         1,556,000         1,332,000
Accretion on redeemable preferred stock (Notes 1 and 8).............                                             4,310,000
                                                                          ------------      ------------      ------------
Net income (loss) available to common stockholders .................      $  2,051,000      $  1,556,000      $ (2,978,000)
                                                                          ============      ============      ============
Net income (loss) per share ........................................      $       0.45      $       0.34      $      (0.84)
                                                                          ============      ============      ============
Weighted average number of shares outstanding (Note 1)..............         4,571,400         4,571,400         3,563,100
                                                                          ============      ============      ============



                 See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            Series A                  Series B
                                          Common Stock              Common Stock
                                     -----------------------   ---------------------      Retained     Unearned
                                       Shares       Amount       Shares       Amount      Earnings    ESOP Shares      Total
                                     ----------   ----------   ----------   --------     ----------  ------------   ------------
    Balance at February 28, 1994..    2,571,361   $    1,000    1,500,000   $            $1,163,000  $              $  1,164,000
    Net income....................                                                        2,051,000                    2,051,000
                                     ----------   ----------   ----------   --------     ----------  ------------   ------------
    Balance at February 28, 1995..    2,571,361        1,000    1,500,000                 3,214,000                    3,215,000
    Net income....................                                                        1,556,000                    1,556,000
                                     ----------   ----------   ----------   --------     ----------  ------------   ------------
    Balance at February 29, 1996..    2,571,361        1,000    1,500,000                 4,770,000                    4,771,000
    Redemption of Series A common
      stock.......................      (71,361)                                           (250,000)                    (250,000)
    Purchase and exercise of
      warrant for shares of Series
      A common stock..............    1,000,000    3,510,000                                                           3,510,000
    Unearned ESOP shares..........                                                                    (11,000,000)   (11,000,000)
    Payment received on ESOP
      acquisition loan............                                                                        995,000        995,000
    Accretion on redeemable
      preferred stock...............                                                     (4,310,000)                  (4,310,000)
    Net income....................                                                        1,332,000                    1,332,000
                                     ----------   ----------   ----------   --------     ----------  ------------   ------------
    Balance at February 28, 1997..    3,500,000   $3,511,000    1,500,000   $            $1,542,000  $(10,005,000)  $ (4,952,000)
                                     ==========   ==========   ==========   ========     ==========  ============   ============

                 See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                            STATEMENT OF CASH FLOWS

                                                            Year Ended February 28(29),
                                                      -----------------------------------------
                                                          1995          1996            1997
                                                      ------------- -------------   -----------
        Cash flows from operating activities:
          Net income................................   $ 2,051,000   $ 1,556,000    $ 1,332,000
          Adjustments to reconcile net income to
            net cash provided by operating activities:
            Depreciation and amortization...........       150,000       300,000        659,000
            ESOP contribution.......................                                  1,995,000
            Changes in assets and liabilities:
              Increase in accounts receivable.......      (924,000)   (1,153,000)      (291,000)
              Increase in inventories...............      (853,000)   (1,035,000)    (5,615,000)
              Increase in deferred income taxes.....       (18,000)     (104,000)      (555,000)
              Increase in prepaid expenses and other
                 current assets.....................       (23,000)     (109,000)       (18,000)
              Increase in other assets..............      (122,000)     (112,000)    (1,392,000)
              Increase in accounts payable..........        21,000       154,000        789,000
              Increase (decrease) in accrued
                 liabilities........................       201,000       (33,000)       495,000
              Increase in income taxes payable......        50,000       362,000        440,000
                                                       -----------   -----------    -----------
                 Total adjustments..................    (1,518,000)   (1,730,000)    (3,493,000)
                                                       -----------   -----------    -----------
                 Net cash provided by (used in)
                   operating activities.............       533,000      (174,000)    (2,161,000)
                                                       -----------   -----------    -----------
        Cash flows from investing activities:
          Capital expenditures......................      (215,000)     (247,000)      (169,000)
                                                       -----------   -----------    -----------
                 Net cash used in investing
                    activities......................      (215,000)     (247,000)      (169,000)
                                                       -----------   -----------    -----------
        Cash flows from financing activities:
          Payments on long-term debt................      (800,000)     (200,000)    (1,967,000)
          Proceeds from long-term debt..............     1,000,000                    9,500,000
          Net borrowings (payments) under bank line
            of credit................................     (307,000)      718,000      2,231,000
          Payments on notes payable to
            related parties.........................                                 (2,000,000)
          Redemption of common stock................                                   (250,000)
          Issuance of preferred stock...............                                  2,500,000
          Purchase and exercise of warrant for
            common stock............................                                  3,510,000
          Unearned ESOP shares......................                                (11,000,000)
          Payment of dividend on Series B common
            stock ..................................                                   (995,000)
          Payment received on ESOP acquisition loan.                                    995,000
          Payments under capital lease obligations..      (173,000)     (136,000)      (193,000)
                                                       -----------   -----------    -----------
                 Net cash provided by (used in)
                   financing activities............       (280,000)      382,000      2,331,000
                                                       -----------   -----------    -----------
        Net increase (decrease) in cash.............        38,000       (39,000)         1,000
        Cash at beginning of period.................         4,000        42,000          3,000
                                                       -----------   -----------    -----------
        Cash at end of period.......................   $    42,000   $     3,000    $     4,000
                                                       ===========   ===========    ===========
        Supplemental disclosures of cash flow
        information:
          Cash paid during the period for:
            Interest................................   $   455,000   $   639,000    $ 1,696,000
            Income taxes............................   $   859,000   $   940,000    $ 1,075,000
          Non-cash financing activities:
            Capital lease obligations...............   $   162,000   $   417,000    $   444,000
            Accretion on redeemable preferred stock.                                $ 4,310,000

                 See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                          NOTES TO FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

    Meade Instruments Corp. ("the Company"), a California corporation, manufactures, imports and distributes telescopes and telescope accessories.

    On February 28, 1991, Meade Holding Corp. ("MHC") acquired all of the outstanding common stock (17,200 shares) of the Company for $1,000 in cash. The acquisition was accounted for using the purchase method of accounting, and the assets and liabilities of Meade Instruments Corp. reflect the underlying basis of Meade Holding Corp. in the Company. The fair market value of the net assets acquired exceeded the cost. This excess over cost was allocated to reduce noncurrent assets to zero. The remainder of the excess, approximately $151,000, was classified as a deferred credit (negative goodwill) and was amortized using the straight-line method over three years.

    On February 26, 1996, MHC was merged into Meade Instruments Corp., which was the surviving corporation of the merger. In the merger, all 17,200 shares of the outstanding common stock of the Company were canceled, and 1,000 shares of the outstanding common stock of MHC (representing all of the issued and outstanding shares of MHC) were converted, on a one to one basis, into the common stock of the surviving Meade Instruments Corp.

    In April 1996, the Company effected a recapitalization. The existing stockholders exchanged their existing common stock for 2,571,361 shares of Series A and 1,500,000 shares of Series B common stock. The accompanying financial statements have been retroactively adjusted to give effect to this transaction. The Company redeemed 71,361 shares of Series A common stock for $250,000. The Company also issued 1,000 shares of redeemable Series A preferred stock and a warrant to purchase 1,000,000 shares of Series A common stock at $0.01 per share for $6.0 million in the aggregate. The warrant was exercised immediately upon purchase of the Series A preferred stock. The Company has allocated $2.5 million of the proceeds as the fair value of the Series A preferred stock and $3.5 million as the fair value of the Series A common stock.

    Also in April 1996, the Company's newly-formed Employee Stock Ownership Plan
(ESOP) purchased all of the outstanding shares of Series B common stock (1,500,000 shares) from the existing stockholders. The ESOP financed the purchase through the proceeds of an $11.0 million term loan from the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

    Sales are recorded when products are shipped.

Inventories

    Inventories are stated at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Costs include materials, labor and manufacturing overhead.

Property and equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Properties held under capital leases are recorded at the present value of the noncancellable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Income taxes

    The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company files its tax return for the year ending August 31, rather than for the financial reporting period ending the last day of February.

Research and development

    Expenditures for research and development costs are charged to expense as incurred.

Net income per share

     Net income per share is based upon the weighted average number of common shares outstanding during each period under the treasury stock method, after giving retroactive effect to the conversion of shares to Series A and B common stock (as discussed above). Unearned ESOP shares become outstanding for net income per share purposes when they are released or committed to be released from collateral (Note 9). Pursuant to the requirements of the Staff of the Securities and Exchange Commission, the shares related to stock sold subsequent to November 30, 1995 have been included as outstanding for the two years ended February 29, 1996 and through November 30, 1996. Net income (loss) available to common stockholders for the year ended February 28, 1997 is computed after deducting from net income the accretion on the redeemable preferred stock of $4,310,000 (Note 8) during such period.

Concentration of Credit Risk

    Financial instruments, which potentially subject the Company to concentration of credit risk, are principally accounts receivable. The Company maintains an allowance for doubtful accounts but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Fair value of financial instruments

    The Company's financial instruments include cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and short-term loans. The carrying value of these financial instruments approximates fair value due to their short-term nature.

Use of estimates in the preparation of financial statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

New accounting pronouncements

     Effective March 1, 1996, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The adoption of SFAS No. 121 and SFAS No. 123 by the Company did not have a material impact on the Company's financial position, results of operations or liquidity. The Company has adopted only the disclosure provisions of SFAS No. 123 for employee stock-based compensation.

     In February 1997, the FASB issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which establishes a simplified computation of Earnings per Share ("EPS"). Under SFAS No. 128, primary EPS is replaced by basic EPS, and dual presentation of basic and diluted EPS is required for all entities with a complex capital structure. The Company will adopt SFAS No. 128 during fiscal 1998. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's financial position or results of operations.

Reclassifications

     Certain reclassifications, which have no effect on retained earnings, have been made to conform the 1995 and 1996 information to the 1997 presentation.

2.  INVENTORIES

    The composition of inventories is as follows:

                                           February 29,  February 28,
                                              1996          1997
                                           -----------   ----------
           Raw materials................   $2,433,000    $ 3,095,000
           Work in process..............    1,500,000      1,407,000
           Finished goods...............    2,529,000      7,575,000
                                           ----------    -----------
                                           $6,462,000    $12,077,000
                                           ==========    ===========

3.  PROPERTY AND EQUIPMENT

    The composition of property and equipment is as follows:

                                          February 29,  February 28,
                                              1996          1997
                                           ----------    ----------
          Molds and dies................   $  668,000    $   720,000
          Machinery and equipment.......      866,000      1,320,000
          Furniture and fixtures........       27,000         41,000
          Autos and trucks..............                      77,000
          Leasehold improvements........      299,000        315,000
                                           ----------    -----------
                                            1,860,000      2,473,000
          Less accumulated depreciation
            and amortization............     (635,000)    (1,023,000)
                                           ----------    -----------
                                           $1,225,000    $ 1,450,000
                                           ==========    ===========

     The gross value of assets under capital leases included in machinery and equipment above is $669,000 at February 29, 1996 and $1.2 million at February 28, 1997.

4.  BANK DEBT

    At February 29, 1996, the Company's bank line of credit provided for borrowings of up to 80% of eligible accounts receivable, as defined, plus 50% of eligible inventory, as defined. The note, which bore interest at the bank's reference rate (8.25% at February 29, 1996) plus 1.0%, was secured by substantially all of the Company's assets and was guaranteed by the Company's stockholders. The Company's $1.0 million term loan at February 29, 1996 was secured by substantially all of the Company's assets and guaranteed by the Company's stockholders (Note 6).

    In April 1996, the Company replaced its revolving line of credit with a $10.0 million line of credit with a new lender secured by receivables and inventory. The line of credit bears interest at the bank's base rate (8.25% at February 28, 1997) plus 0.5%, interest payable monthly in arrears. In April 1996, the Company also borrowed $9.5 million evidenced by a term note (Note 6). The Loan and Security Agreement between the bank and the Company, which governs the line of credit and term note, contains certain financial covenants including minimum working capital, minimum profitability, and minimum interest and debt coverage ratios. Furthermore, the bank agreement restricts the Company from declaring or paying dividends on its Series A common stock.

5.  NOTES PAYABLE TO RELATED PARTY

    In July 1993, the Company borrowed $1.5 million from a stockholder evidenced by a promissory note payable. Interest was payable monthly at the rate of 10.0% per annum. The note was subordinated to the bank debt and was due, as amended, on July 8,

1996. Also, payable to stockholders were subordinated notes payable totaling $500,000 and due on various dates between February 28, 1996 and March 29, 1996. Interest was payable quarterly at the First National Bank of Boston's base rate (8.25% at February 28, 1997) plus 2.0%. Payment of principal was subordinated to the bank indebtedness. The notes payable to related parties were repaid in full in April 1996. Interest expense on the notes payable to related parties was $198,000, $204,000 and $16,000 for the years ended February 28, 1995, February 29, 1996 and February 28, 1997, respectively.

6.  LONG-TERM DEBT

                                                            February 29,  February 28,
                                                                1996         1997
                                                            ------------  ------------
 Note payable to bank, interest at the bank's base rate
   (8.25% at February 28, 1997) plus 0.75% payable
   monthly, principal payments are due in defined
   quarterly amounts totaling $1,584,000 annually for
   five years commencing July 1996, any remaining
   principal and interest amounts are due in full at
   April 2001 (Note 4)....................................                 $ 8,183,000
 Note payable to bank, interest at the bank's reference
   rate (8.25% at February 29, 1996) plus 1.25% payable
   monthly, principal payments are due in equal monthly
   installments over five years commencing June 1, 1994...    $ 650,000
                                                              ---------    -----------
                                                                650,000      8,183,000
 Less current portion of long-term debt...................     (200,000)    (1,584,000)
                                                              ---------    -----------
                                                              $ 450,000    $ 6,599,000
                                                              =========    ===========

    The aggregate maturities of long-term debt are as follows:

                                              February 28,
                 Fiscal Year                      1997
                 -----------                  -----------
                  1998.....................    $1,584,000
                  1999.....................     1,584,000
                  2000.....................     1,584,000
                  2001.....................     1,584,000
                  2002.....................     1,584,000
                  Thereafter...............       263,000
                                               ----------
                                               $8,183,000
                                               ==========

7.  LEASES AND OTHER COMMITMENTS

    The Company is obligated under certain long-term noncancellable leases and other noncancellable agreements for its office and manufacturing facilities and certain equipment and machinery. Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 1997 that have remaining terms in excess of one year are as follows:

    Fiscal Year                                  Capital    Operating
    -----------                                ----------  -----------
      1998.................................    $  289,000  $   642,000
      1999.................................       252,000      909,000
      2000.................................       226,000      936,000
      2001.................................        96,000      964,000
      2002.................................        58,000      993,000
      Thereafter...........................                  6,215,000
                                               ----------  -----------
    Net minimum lease payments.............       921,000  $10,659,000
                                                           ===========
    Less amount representing interest......      (156,000)
                                               ----------
    Capital lease obligations..............    $  765,000
                                               ==========

     For the years ended February 28, 1995, February 29, 1996 and February 28, 1997, the Company incurred rent expense of $309,000, $373,000 and $602,000, respectively.

    In November 1992, the Company executed a lease commencing March 1993 for its office and manufacturing facilities. The lease term is seven years, extendable for an additional five years at the Company's option. Aggregate future minimum lease commitments for this lease are included in the schedule above. Such commitments are subject to periodic upward adjustment, based upon increases in the Consumer Price Index.

    In December 1996, the Company entered into a ten-year lease agreement for new office and manufacturing facilities that is expected to commence in October 1997 upon completion of certain tenant improvements.

8.  REDEEMABLE PREFERRED STOCK

    The Series A preferred stock has a cumulative 14% dividend per annum payable quarterly. In the event that the Company does not declare and pay the dividends in cash which have accumulated on any quarterly due date or the Series A preferred stock is not redeemed when due, then thereafter additional dividends shall accrue on the Series A preferred stock at the rate of 14% per annum, compounded quarterly, with the amount of such additional dividends added to accrued dividend payments or redemption value until all such amounts have been paid in full. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A preferred stock will be entitled to be paid, before any payment shall be made to the common stockholders, an amount in cash equal to $6,000 for each share of Series A preferred stock plus all accrued and unpaid dividends to date. If the Company does not satisfy certain covenants in the preferred stock purchase agreement, the preferred stockholder may designate a majority of the Company's Board of Directors. The Company recorded the Series A preferred stock at $2.5 million, its fair value, and is recording accretion to increase the carrying value of the Series A preferred stock to the redemption value of $6.0 million by April 23, 2001, the original redemption date, plus unpaid dividends. On January 31, 1997, the Company entered into a binding agreement to redeem the preferred stock earlier than the scheduled April 23, 2001 redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion of the Series A preferred stock pursuant to the new redemption agreement.

9.  EMPLOYEE STOCK OWNERSHIP PLAN

    Adoption of the Employee Stock Ownership Plan (ESOP) was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. The ESOP year ends on the last day of February each year. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 65th birthday, (ii) becomes disabled (as defined), (iii) dies, or (iv) achieves five years of credited service (as defined). Distributions of a participant's vested account are directed by the ESOP's Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market.

    In April 1996, the ESOP purchased all of the outstanding shares of the Company's Series B common stock (1,500,000 shares) held by the existing stockholders for $11.0 million. The Series B common stock has a cumulative dividend of $0.513 per share and a liquidation preference over the Series A common stock. The ESOP financed the purchase of the Series B common stock (the financed shares) with the proceeds of an $11.0 million term loan (the acquisition loan) from the Company. The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the ESOP trust). The ESOP pledged the financed shares to the Company as security for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a ten year term and bears interest at 6% per annum. Principal and interest is due semi-annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on the ratio that the payment of principal bears to the initial principal of the acquisition loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

    For the year ended February 28, 1997, the Company has recognized ESOP contribution expense of $1,995,000, including the dividend payment described below. In August 1996, the Company's board of directors (i) authorized a contribution to the ESOP in the amount of $237,000 to fund the semi-annual interest payment due on the acquisition loan and (ii) declared and paid a dividend on the Series B common stock in the amount of $995,000. The ESOP trust used the proceeds of the contribution to pay the semi-annual interest payment due on the acquisition loan. The ESOP used the proceeds from the dividend to repay a portion of the acquisition loan. The repayment released approximately 136,000 shares from collateral resulting in $995,000 in ESOP contribution expense.

    As of February 28, 1997, no shares in the ESOP trust have been allocated to individual participants. Allocations of the 136,000 released shares will be made as of December 31, 1996 for the plan year ending February 28, 1997. Allocation to individual participant accounts are made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are no shares committed to be released as of February 28, 1997. Shares in suspense at February 28, 1997 are 1,364,000.

    The fair value of the Series B common stock upon purchase from the existing stockholders in April 1996 was determined to be $7.33 per share. Under the terms of the ESOP, the fair value of the stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. At February 28, 1997, there is no repurchase obligation.

10.  INCOME TAXES

    Significant components of the provision for income taxes are as follows:


                           Year Ended February 28(29),
                      -----------------------------------------
                           1995          1996           1997
                      ------------- -------------  ------------
 Current:
   Federal..........    $ 649,000     $1,094,000     $1,264,000
   State............      166,000        210,000        251,000
                        ---------     ----------     ----------
                          815,000      1,304,000      1,515,000
                        ---------     ----------     ----------
 Deferred:
   Federal..........      (14,000)       (87,000)      (464,000)
   State............       (4,000)       (17,000)       (91,000)
                        ---------     ----------     ----------
                          (18,000)      (104,000)      (555,000)
                        ---------     ----------     ----------
                        $ 797,000     $1,200,000     $  960,000
                        =========     ==========     ==========

    The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

                                                  Year Ended February 28(29),
                                                 -----------------------------
                                                  1995        1996       1997
                                                 ------      ------     ------
    Federal income tax rate................       34.0%       34.0%      34.0%
    State income taxes, net of federal
      income tax benefit ..................        6.1         6.1        6.1
    Benefit of operating loss carryforwards      (15.2)
    Other..................................        3.1         3.4        1.8
                                                 -----        ----       ----
                                                  28.0%       43.5%      41.9%
                                                 =====        ====       ====

    Deferred tax assets at February 29, 1996 and February 28, 1997 consist of certain inventory and accounts receivable reserves as well as differences in the bases of fixed asset which are measured differently for tax and financial reporting purposes.

11.  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

    The Company generated 16%, 12% and 11% of its revenue from one customer during the years ended February 28, 1995, February 29, 1996 and February 28, 1997, respectively, and 12% of its revenue from another customer during the year ended February 28, 1997. Export sales approximated $4.2 million, $7.4 million and $9.2 million of sales for the years ended February 28, 1995, February 29, 1996 and February 28, 1997, respectively. Included in export sales are sales to Europe of $3.1 million, $4.1 million and $5.4 million in the years ended February 28, 1995, February 29, 1996 and February 28, 1997, respectively.

12.   STOCK INCENTIVE PLAN

    In February 1997, the Company's Board of Directors adopted the 1997 Stock Incentive Plan (the Plan). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights (SARs), and performance stock awards to certain key employees (including officers, whether or not directors) of the Company. Under the Plan, the Company may grant options and other awards with respect to 750,000 shares of common stock. Awards under the Plan generally vest after six months and become exercisable over a four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. On March 9, 1997, the Board of Directors granted, subject to the completion of the offering, non-qualified stock options (Options) to purchase 230,000 shares of Common Stock to nine of the Company's employees. The exercise price of the Options was equal to the initial public offering price of $7.00 per share. The Options vest 25% after one year and ratably over the following 36 months. The Company's two new non-employee directors were granted 5,000 options each, at an exercise price equal to the initial public offering price of $7.00 per share. The directors' options vest in equal annual amounts over three years.

13.  SUBSEQUENT EVENTS

Public offering

    In April 1997 the Company completed an initial public offering of 3,875,500 shares of common stock (including the underwriters' over-allotment option). The offering included 2,875,500 newly issued shares of common stock and 1 million shares of common stock held by the Company's then preferred stockholder. The offering raised approximately $18.0 million for the Company (after underwriting discounts and estimated offering expenses). Net proceeds from the offering were used to redeem approximately $6.9 million of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11.1 million of existing bank term and revolving debt. Prior to the closing of the offering, the Company reincorporated into a Delaware corporation pursuant to a merger with and into a newly-formed and wholly-owned Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the reincorporation. All shares of Series A and Series B common stock were converted into shares of common stock upon completion of the initial public offering.

ESOP contribution

    In May 1997, the Company's Board of Directors approved a contribution to the ESOP of $1.0 million which committed 136,000 shares to be released.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 1997

                                         MEADE INSTRUMENTS CORP.

                                         By:  /s/  John C. Diebel
                                            ---------------------------
                                                   John C. Diebel
                                               Chairman of the Board
                                            and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                               TITLE                                    DATE
       ---------                                               -----                                    ----
/s/ John C. Diebel                                 Chairman of the Board and Chief                  May 29, 1997
--------------------------                         Executive Officer (Principal
    John C. Diebel                                 Executive Officer)


/s/ Steven G. Murdock                              Director, President and Chief                    May 29, 1997
--------------------------                         Operating Officer
    Steven G. Murdock


/s/ Brent W. Christensen                           Vice President -- Finance and                    May 29, 1997
--------------------------                         Chief Financial Officer
    Brent W. Christensen                           (Principal Financial and
                                                   Accounting Officer)

/s/ Joseph A. Gordon, Jr.                          Director and Senior Vice President               May 29, 1997
--------------------------                         of North American Sales
    Joseph A. Gordon, Jr.

                                                   Director                                         ______, 1997
--------------------------
    Timothy C. McQuay

                                                   Director
--------------------------                                                                          ______, 1997
    Harry L. Casari

                                  EXHIBIT INDEX

     Exhibit                                                                                              INCORPORATION
     Number         Description of Exhibit                                                                  REFERENCE
     ------         ----------------------                                                                  ---------
       3.1+         Certificate of Incorporation of the Company, as amended.................................... (b)

       3.2+         Bylaws of the Company...................................................................... (b)

       4.1+         Specimen stock certificate................................................................. (d)

      10.1+         Form of Directors' and Officers' Indemnity Agreement....................................... (b)

      10.2+         Exchange Agreement, dated April 23, 1996, among Messrs. John C. Diebel, Steven G. Murdock,
                    Ronald Ezra and Joseph A. Gordon, Jr. (the "Stockholders") and the Company................. (a)

      10.3+         Redemption Agreement, dated April 23, 1996, among the Stockholders and the Company......... (a)

      10.4+         Securities Purchase Agreement, dated April 23, 1996, among Churchill ESOP Capital Partners,
                    A Minnesota Limited Partnership ("Churchill"), and the Company............................. (a)

      10.5+         Series A Common Stock Purchase Warrant, dated April 23, 1996, issued to Churchill.......... (a)

      10.6+         Shareholder Agreement, dated April 23, 1996, among the Stockholders, Churchill and the Company............................................................................ (a)

      10.7+         Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between The Irvine Company and the Company................................................. (a)

      10.8+         Indemnity Agreement, dated April 23, 1996, among the Stockholders, the Company and Churchill.............................................................................. (a)

      10.9+         Employment Agreement, dated April 23, 1996, between John C. Diebel and the Company......... (a)

      10.10+        Employment Agreement, dated April 23, 1996, between Steven G. Murdock and the Company...... (a)

      10.11+        Employment Agreement, dated April 23, 1996, between Ronald Ezra and the Company............ (a)

      10.12+        Employment Agreement, dated April 23, 1996, between Joseph A. Gordon, Jr. and the Company.. (a)

      10.13+        Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), effective as of
                    March 1, 1996, together with Form of Amendments No. 1 and No. 2 to the ESOP..............(a)(b)

      10.14+        Employee Stock Ownership Trust Agreement, dated as of March 1, 1996, between the Company and Wells Fargo Bank, N.A.................................................................. (a)

      10.15+        Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996, between the ESOP and the Company........................................................... (a)

      10.16+        Loan and Security Agreement, dated as of April 23, 1996, between the Company and Fleet Capital Corporation.............................................................. (a)

      10.17+        Purchase and Sales Agreement, dated as of December 29, 1994, between the Company and
                    Weidy Optical Co., Ltd..................................................................... (a)

      10.18+        Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of November 20, 1992, between the Company and Rossmore Enterprises............................................... (a)

      10.19+        Promissory Note, dated July 8, 1995, between the Company and John C. Diebel................ (a)

      10.20+        Form of Trademark Distribution Agreement for EEC Countries................................. (a)

      10.21+        Form of Trademark Distribution Agreement for Non-EEC Countries............................. (a)


     Exhibit                                                                                              INCORPORATION
     Number         Description of Exhibit                                                                  REFERENCE
     ------         ----------------------                                                                  ---------
     10.22+         Incentive Compensation Agreement, dated as of October 4, 1995, between the Company and Brent Christensen.....................................................................  (a)

     10.23+         Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated as of January 31, 1996, by and between the Company and CNH, LLC...................................................  (a)

     10.24+         Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic
                    Leasing Corp..............................................................................  (b)

     10.25+         Stock Purchase Agreement, dated as of April 23, 1996, by and among the ESOP, the Company, the Diebel Living Trust u/d/t dated January 12, 1995 and John C. Diebel...................  (b)

     10.26+         Stock Purchase Agreement, dated as of April 23, 1996, by and among the ESOP, the Company, the Murdock 1986 Trust u/d/t dated October 23, 1986 and Steven G. Murdock.................  (b)

     10.27+         Stock Purchase Agreement, dated as of April 23, 1996, by and among the ESOP, the Company and Ronald Ezra...........................................................................  (b)

     10.28+         Stock Purchase Agreement, dated as of April 23, 1996, by and among the ESOP, the Company and Joseph A. Gordon, Jr..................................................................  (b)

     10.29+         Meade Instruments Corp. 1997 Stock Incentive Plan.........................................  (b)

     10.30+         Form of Agreement of Merger, by and between the Company and the predecessor of the Company  (b)

     10.31+         Preferred Stock Redemption Agreement, dated as of January 31, 1997, by and between the Company and Churchill..................................................  (b)

     27.1           Financial Data Schedule...................................................................

----------
+ Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.