Form 10-Q
period 1997-05-31
MEADE INSTRUMENTS CORP
filed 1997-07-15
CIK 1032067

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27612


                            MEADE INSTRUMENTS CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                      95-2988062
----------------------------------------              ------------------------
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

          16542 MILLIKAN AVE.
               IRVINE, CA                                       92606
----------------------------------------              ------------------------
(Address of principal executive offices)                      (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 756-2291

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                     ---         ---

  Number of shares of common stock outstanding as of May 31, 1997 is 7,875,500

===============================================================================

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
PART I - FINANCIAL INFORMATION

     Statements of Operations (Unaudited) - Three Months Ended
       May 31, 1997 and 1996 ..............................................    3

     Balance Sheets (Unaudited) - May 31, 1997 and 1996 ...................    4

     Statements of Cash Flows (Unaudited) - Three Months Ended
       May 31, 1997 and 1996 ..............................................    5

     Notes to Financial Statements (Unaudited) ............................    6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations ..........................................   7-8

PART II - OTHER INFORMATION

     Other Information ....................................................    9

SIGNATURES ................................................................   10

EXHIBITS ..................................................................   11


                             MEADE INSTRUMENTS CORP.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MAY 31,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
Net sales .....................................     $12,735,000     $ 7,166,000
Cost of sales .................................       8,526,000       5,012,000
                                                    -----------     -----------
Gross profit ..................................       4,209,000       2,154,000
Selling expenses ..............................       1,414,000         834,000
General and administrative expenses ...........       1,119,000         803,000
Research and development expenses .............         194,000         118,000
ESOP contribution .............................         250,000         250,000
                                                    -----------     -----------
Operating income ..............................       1,232,000         149,000
Interest expense ..............................         594,000         249,000
                                                    -----------     -----------
Income (loss) before income taxes .............         638,000        (100,000)
Provision (benefit) for income taxes ..........         262,000         (42,000)
                                                    -----------     -----------
Net income (loss) .............................         376,000         (58,000)
Deductions for accretion of redeemable
  preferred stock .............................         374,000          65,000
                                                    -----------     -----------
Net income (loss) available to
  common stockholders .........................     $     2,000     $  (123,000)
                                                    ===========     ===========

Net income (loss) per share ...................     $      0.00     $     (0.03)
                                                    ===========     ===========
Weighted average number of shares
  outstanding .................................       5,424,200       4,015,800
                                                    ===========     ===========


                See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             MAY 31,         MAY 31,
                                                              1997            1996
                                                          ------------    ------------
ASSETS

Current assets:

  Cash ................................................   $     26,000    $     53,000
  Accounts receivable, less allowance for doubtful
    accounts of $258,000 in 1997 and $185,000 in 1996..      6,245,000       5,603,000
  Inventories .........................................     11,530,000       9,902,000
  Deferred income taxes ...............................        885,000         330,000
  Prepaid expenses and other current assets ...........        170,000          37,000
                                                          ------------    ------------
        Total current assets ..........................     18,856,000      15,925,000
Other assets ..........................................        549,000       1,387,000
Property and equipment, net of accumulated
  depreciation of $1,126,000 in 1997 and $719,000
  in 1996 .............................................      1,485,000       1,182,000
                                                          ------------    ------------
                                                          $ 20,890,000    $ 18,494,000
                                                          ============    ============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit .................................   $  1,498,000    $  4,788,000
  Current portion of long-term debt ...................                      1,584,000
  Current portion of capital lease obligations ........        218,000         146,000
  Accounts payable ....................................      2,166,000       2,899,000
  Accrued liabilities .................................      1,724,000       1,053,000
  Income taxes payable ................................        766,000         224,000
                                                          ------------    ------------
          Total current liabilities ...................      6,372,000      10,694,000
                                                          ------------    ------------
Long-term debt, net of current portion ................                      7,916,000
                                                          ------------    ------------
Long-term capital lease obligations, net of current
  portion .............................................        495,000         332,000
                                                          ------------    ------------
Deferred rent .........................................         60,000          79,000
                                                          ------------    ------------
Commitments

Redeemable Series A preferred stock; 1,000 shares
  authorized, issued and outstanding ..................                      2,565,000
                                                          ------------    ------------
Stockholders' equity (deficit):
  Preferred stock; 999,000 shares authorized, none
    issued and outstanding.............................
  Common stock, $0.01 par value, 20,000,000 shares
    authorized; issued and outstanding 7,875,500
    shares at May 31, 1997 ............................         79,000
  Series A common stock; 15,000,000 shares
    authorized; issued and outstanding 3,500,000
    shares at May 31, 1996 ............................                      3,511,000
  Series B common stock; 5,000,000 shares
    authorized; 1,500,000 shares issued and
    outstanding at May 31, 1996 .......................
  Additional paid-in capital ..........................     21,345,000
  Retained earnings ...................................      1,544,000       4,397,000
                                                          ------------    ------------
                                                            22,968,000       7,908,000
  Unearned ESOP shares ................................     (9,005,000)    (11,000,000)
                                                          ------------    ------------
          Total stockholders' equity (deficit) ........     13,963,000      (3,092,000)
                                                          ------------    ------------
                                                          $ 20,890,000    $ 18,494,000
                                                          ============    ============


                See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MAY 31,
                                              ----------------------------
                                                   1997          1996
                                              -------------   ------------
Cash flows from operating activities:

  Net income (loss) .......................   $    376,000    $    (58,000)
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:

    Depreciation and amortization .........        543,000          84,000
    ESOP contribution .....................        250,000         250,000

    Changes in assets and liabilities:

    Increase in accounts receivable .......     (1,415,000)     (1,064,000)
    Decrease (increase) in inventories ....        547,000      (3,440,000)
    Decrease in prepaid expenses and
      other current assets ................         61,000         176,000
    Decrease (increase) in other assets ...         57,000      (1,124,000)
    (Decrease) increase in accounts
      payable .............................        (29,000)      1,493,000
    Increase (decrease) in accrued
      liabilities .........................        111,000         (63,000)
    Decrease in income taxes payable ......       (296,000)       (398,000)
                                              ------------    ------------
       Total adjustments ..................       (171,000)     (4,086,000)
                                              ------------    ------------
         Net cash provided by (used in)
           operating activities ...........        205,000      (4,144,000)
                                              ------------    ------------
Cash flows from investing activities:

  Capital expenditures ....................       (137,000)        (41,000)
                                              ------------    ------------
  Net cash used in investing activities ...       (137,000)        (41,000)
                                              ------------    ------------
Cash flows from financing activities:
Payments on long-term debt ................     (8,183,000)       (650,000)
Proceeds from long-term debt ..............                      9,500,000
Net borrowings (payments) under bank line
  of credit ...............................     (2,860,000)      2,661,000
Payments on notes payable to related
  parties .................................                     (2,000,000)
Redemption of common stock ................                       (250,000)
Issuance of preferred stock ...............                      2,500,000
Net proceeds from the issuance of common
  stock ...................................     17,913,000
Redemption of preferred stock .............     (6,864,000)
Purchase and exercise of warrant for
  common stock ............................                      3,510,000
Unearned ESOP shares ......................                    (11,000,000)
Payments under capital lease obligations ..        (52,000)        (36,000)
                                              ------------    ------------
    Net cash provided by (used in)
      financing activities ................        (46,000)      4,235,000
                                              ------------    ------------
Net increase (decrease) in cash ...........         22,000          50,000
Cash at beginning of period ...............          4,000           3,000
                                              ------------    ------------
Cash at end of period .....................   $     26,000    $     53,000
                                              ============    ============
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest ..............................   $    154,000    $    219,000
    Income taxes ..........................   $    525,000    $    355,000
  Non-cash financing activities:
    Accretion on redeemable preferred stock        374,000    $     65,000

                 See accompanying notes to financial statements.

                             MEADE INSTRUMENTS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. The financial statements have been prepared by the Company and are unaudited.

         In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses and the timing and extent of product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the first quarter ended May 31, 1997 and 1996, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. In April 1997 the Company completed an initial public offering (the "Offering) of 3,875,500 shares of common stock (including the underwriter's over-allotment option). The Offering included 2,875,500 newly issued shares of common stock and 1,000,000 shares of common stock held by the Company's then preferred stockholder. The Offering raised approximately $17.9 million (after underwriting discounts and Offering expenses). Net proceeds from the Offering were used to redeem approximately $6.9 million of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11.0 million of existing bank term and revolving debt. Prior to the closing of the Offering, the Company reincorporated into a Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the reincorporation. All shares of Series A and Series B common stock were converted into shares of common stock upon the completion of the Offering.

                             MEADE INSTRUMENTS CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The nature of the Company's business is seasonal. Historically, sales in the third quarter have been higher than sales achieved in the other three fiscal quarters of the year. Thus, expenses and, to a greater extent, operating income vary by quarter. Caution, therefore, is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

FIRST QUARTER ENDED MAY 31, 1997 COMPARED TO FIRST QUARTER ENDED MAY 31, 1996

         Net sales for the first quarter of fiscal 1997 were $12.7 million compared to $7.2 million for the first quarter of fiscal 1996, an increase of 76.4%. This increase was primarily due to (i) a combined increase of approximately $3.6 million in net sales of less-expensive telescopes and ETX Astro Telescopes, (ii) an increase of approximately $1.0 million in telescope accessory sales and (iii) increased sales across several other product categories. The Company believes that sales in general, and more specifically less-expensive telescope sales and telescope accessory sales, during the first quarter of fiscal 1998 were positively affected by the Hale-Bopp comet phenomenon.

         Gross profit increased from $2.2 million (30.5% of net sales) for the first quarter of fiscal 1997 to $4.2 million (33.1% of net sales) for the first quarter of fiscal 1998, an increase of 90.9%. The increase in gross profit as a percent of net sales was principally due to the increased sales of less-expensive telescopes, telescope accessories and ETX Astro Telescopes which generally have a higher gross profit margin than the Company's other products.

         Selling expenses increased from $834,000 (11.6% of net sales) for the first quarter of fiscal 1997 to $1.4 million (11.0% of net sales) for the first quarter of fiscal 1998, an increase of 67.9%. This increase over the first quarter of fiscal 1997 principally reflects (i) higher advertising and other selling expenses to support higher sales volumes for first quarter of fiscal 1998, (ii) higher freight and other shipping costs due to higher sales volumes for the first quarter of fiscal 1998 and (iii) higher shipping and selling personnel expenses for the first quarter of fiscal 1998.

         General and administrative expenses increased from $803,000 (11.2 % of net sales) for the first quarter of fiscal 1997 to $1.1 million (8.7% of net sales) for the first quarter of fiscal 1998, an increase of 37.0%. This increase over the first quarter of fiscal 1997 was generally due to increases in personnel related costs, consulting expenses related to the anticipated move to a new facility and general increases across a broad category of expenses to support higher sales volumes during the first quarter of fiscal 1998.

         Research and development expenses increased from $118,000 (1.6% of net sales) for the first quarter of fiscal 1997 to $194,000 (1.5% of net sales) for the first quarter of fiscal 1998, an increase of 64.4%. This increase was due to increased internal engineering personnel related costs and increased outside engineering consulting expenses.

         Interest expense increased from $249,000 for the first quarter of fiscal 1997 to $594,000 for the first quarter of fiscal 1998, an increase of 138.6%. The increase was principally due to approximately $400,000 of additional interest expense recognized pursuant to accelerated amortization of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997.

         For the first quarter of fiscal 1998, income tax expense totaled $262,000, an effective rate of 41.1%. For the first quarter of fiscal 1997, the Company recognized a tax benefit of $42,000 on a pretax loss of $100,000, an effective rate of 42.0%.

         For the first quarter of fiscal 1998, net income was adjusted by $374,000 for accretion of redeemable preferred stock to arrive at net income available to common stockholders of $2,000. For the first quarter of fiscal 1997, net income was adjusted by $65,000 for accretion of redeemable preferred stock to arrive at a net loss available to common stockholders of $123,000. There will be no further accretion adjustments related to the redeemable preferred stock as it was redeemed in full with the proceeds of the Offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of fiscal 1998, the Company funded its operations with proceeds from the Offering as well as internally generated cash flow and borrowings on its bank line of credit. Net working capital (current assets less current liabilities) totaled approximately $12.5 million at May 31, 1997, representing an increase of 140% from the May 31, 1996 level of approximately $5.2 million. The increase was principally due to the repayment of bank debt with the proceeds of the Offering.

         Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

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

         Capital expenditures aggregated $137,000 and $41,000 for the quarters ended May 31, 1997 and 1996, respectively. The Company had no material capital expenditure commitments as of May 31, 1997.

         The Company believes that the proceeds of the Offering, together with internally generated cash flow and borrowing ability, will be sufficient to meet its operating, working capital and capital expenditure requirements through the next twelve months. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

                           PART II - OTHER INFORMATION

Item 1.       Legal proceedings

              Not applicable.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              On April 1, 1997, in connection with the Offering, the stockholders of the Company took action by Unanimous Written Consent to approve the merger of Meade Instruments Corp., a California corporation, with and into the Company, with the Company being the surviving corporation.

Item 5.       Other Information

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              6(a) Exhibits filed with this Form 10-Q

                   Exhibit No. 27   Financial Data Schedule for the quarter
                                    ended May 31, 1997.

              6(b) Reports on Form 8-K

                   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 1997
                                               MEADE INSTRUMENTS CORP.


                                               By: /s/ JOHN C. DIEBEL
                                               ------------------------------
                                                   John C. Diebel
                                                   Chairman of the Board
                                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Title                       Date
    ---------                         -----                       ----

/s/ JOHN C. DIEBEL           Chairman of the Board and        July 15, 1997
-------------------------    Chief Executive Officer
    John C. Diebel           (Principal Executive Officer)


/s/ STEVEN G. MURDOCK        Director, President and          July 15, 1997
-------------------------    Chief Operating Officer
    Steven G. Murdock

/s/ BRENT W. CHRISTENSEN     Vice President -- Finance and    July 15, 1997
-------------------------    Chief Financial Officer
    Brent W. Christensen     (Principal Financial and
                             Accounting Officer)

/s/ JOSEPH A. GORDON, JR.    Director and Senior Vice         July 15, 1997
-------------------------    President of North American
    Joseph A. Gordon, Jr.    Sales

                             Director
-------------------------
    Timothy C. McQuay

                             Director
-------------------------
    Harry L. Casari