Form 10-Q
period 1997-08-31
MEADE INSTRUMENTS CORP
filed 1997-10-15
CIK 1032067

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183

                         ------------------------------

                            MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                          (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                          6001 OAK CANYON, IRVINE, CA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   95-2988062
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     92620
                                   (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (714) 451-1450

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

Number of shares of common stock outstanding as of August 31, 1997 is 7,875,500

================================================================================

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I -- FINANCIAL INFORMATION

Statements of Operations (Unaudited) -- Three Months and Six Months Ended August
  31, 1997 and 1996................................................................        3
Balance Sheets (Unaudited) -- August 31, 1997 and February 28, 1997................        4
Statements of Cash Flows (Unaudited) -- Six Months Ended August 31, 1997 and
  1996.............................................................................        5
Notes to Financial Statements (Unaudited)..........................................        6
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.......................................................................   7 - 10

PART II -- OTHER INFORMATION

Other Information..................................................................       11
Signatures.........................................................................       12

                            MEADE INSTRUMENTS CORP.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                        THREE MONTHS ENDED AUGUST 31,          SIX MONTHS ENDED AUGUST 31,
                                        ------------------------------        ------------------------------
                                           1997               1996               1997               1996
                                        -----------        -----------        -----------        -----------
Net sales.............................  $12,289,000        $12,031,000        $25,024,000        $19,197,000
Cost of sales.........................    7,887,000          8,105,000         16,413,000         13,117,000
                                        -----------        -----------        -----------        -----------
  Gross profit........................    4,402,000          3,926,000          8,611,000          6,080,000
Selling expenses......................    1,267,000            954,000          2,681,000          1,663,000
General and administrative expenses...    1,724,000          2,273,000          3,093,000          3,451,000
Research and development expenses.....      167,000            142,000            361,000            260,000
                                        -----------        -----------        -----------        -----------
  Operating income....................    1,244,000            557,000          2,476,000            706,000
Interest expense......................      154,000            467,000            748,000            716,000
                                        -----------        -----------        -----------        -----------
  Income before income taxes..........    1,090,000             90,000          1,728,000            (10,000)
Provision (benefit) for income
  taxes...............................      457,000             37,000            719,000             (5,000)
                                        -----------        -----------        -----------        -----------
Net income (loss).....................      633,000             53,000          1,009,000             (5,000)
Accretion on redeemable preferred
  stock...............................                                           (374,000)           (65,000)
                                        -----------        -----------        -----------        -----------
Net income (loss) available to common
  stockholders........................  $   633,000        $    53,000        $   635,000        $   (70,000)
                                        ===========        ===========        ===========        ===========
Net income (loss) per share available
  to common stockholders..............  $      0.09        $      0.02        $      0.10        $     (0.02)
                                        ===========        ===========        ===========        ===========
Weighted average number of shares
  outstanding.........................    6,723,000          3,238,000          6,073,600          3,626,900
                                        ===========        ===========        ===========        ===========

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                   AUGUST 31,      FEBRUARY 28,
                                                                      1997             1997
                                                                   -----------     ------------
ASSETS
Current assets:
  Cash...........................................................  $     2,000     $      4,000
  Accounts receivable, less allowance for doubtful accounts of
     $308,000 at August 31, 1997 and $248,000 at February 28,
     1997........................................................    7,444,000        4,830,000
  Inventories....................................................   14,399,000       12,077,000
  Deferred income taxes..........................................      885,000          885,000
  Prepaid expenses and other current assets......................      192,000          231,000
                                                                   -----------     ------------
          Total current assets...................................   22,922,000       18,027,000
Other assets.....................................................      458,000        1,047,000
Property and equipment, net of accumulated depreciation of
  $1,232,000 at August 31, 1997 and $1,024,000 at February 28,
  1997...........................................................    2,045,000        1,450,000
                                                                   -----------     ------------
                                                                   $25,425,000     $ 20,524,000
                                                                   ===========     ============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Bank line of credit............................................  $ 4,478,000     $  4,358,000
  Current portion of long-term debt..............................                     1,584,000
  Current portion of capital lease obligations...................      218,000          218,000
  Accounts payable...............................................    3,133,000        2,195,000
  Accrued liabilities............................................    2,121,000        2,358,000
  Income taxes payable...........................................      383,000        1,062,000
                                                                   -----------     ------------
          Total current liabilities..............................   10,333,000       11,775,000
                                                                   -----------     ------------
Long-term debt, net of current portion...........................                     6,599,000
                                                                                   ------------
Long-term capital lease obligations, net of current portion......      440,000          547,000
                                                                   -----------     ------------
Deferred rent....................................................       56,000           65,000
                                                                   -----------     ------------
Redeemable Series A preferred stock; 1,000 shares authorized,
  issued and outstanding.........................................                     6,490,000
                                                                                   ------------
Commitments
Stockholders' equity (deficit):
  Preferred stock; 999,000 shares authorized, none issued and outstanding.................................................
  Common stock, $0.01 par value, 20,000,000 shares authorized;
     issued and outstanding 7,875,500 shares at August 31,
     1997........................................................       79,000
  Series A common stock; 15,000,000 shares authorized, issued and
     outstanding 3,500,000 shares at February 28, 1997...........                     3,511,000
  Series B common stock; 5,000,000 shares authorized; issued and outstanding 1,500,000 at February 28, 1997..................
  Additional paid-in capital.....................................   21,345,000
  Retained earnings..............................................    2,177,000        1,542,000
                                                                   -----------     ------------
                                                                    23,601,000        5,053,000
  Unearned ESOP shares...........................................   (9,005,000)     (10,005,000)
                                                                   -----------     ------------
          Total stockholders' equity (deficit)...................   14,596,000       (4,952,000)
                                                                   -----------     ------------
                                                                   $25,425,000     $ 20,524,000
                                                                   ===========     ============

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED AUGUST 31,
                                                                       ----------------------------
                                                                          1997             1996
                                                                       -----------     ------------
Cash flows from operating activities:
  Net income (loss)..................................................  $ 1,009,000     $     (5,000)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................      249,000          177,000
     Debt issuance costs from repayment of term debt.................      400,000
     ESOP contribution...............................................      500,000        1,495,000
     Changes in assets and liabilities:
       Increase in accounts receivable...............................   (2,614,000)      (3,658,000)
       Increase in inventories.......................................   (2,322,000)      (7,051,000)
       (Increase) decrease in prepaid expenses and other current
        assets.......................................................       39,000          107,000
       (Increase) decrease in other assets...........................      144,000       (1,108,000)
       Increase (decrease) in accounts payable.......................      938,000        1,345,000
       Increase (decrease) in accrued liabilities....................      258,000          196,000
       Decrease in income taxes payable..............................     (679,000)        (470,000)
                                                                       -----------      -----------
          Total adjustments..........................................   (3,087,000)      (8,967,000)
                                                                       -----------      -----------
          Net cash provided by (used in) operating activities........   (2,078,000)      (8,972,000)
                                                                       -----------      -----------
Cash flows from investing activities:
  Capital expenditures...............................................     (803,000)         (77,000)
                                                                       -----------      -----------
          Net cash used in investing activities......................     (803,000)         (77,000)
                                                                       -----------      -----------
Cash flows from financing activities:
  Payments on long-term debt.........................................   (8,183,000)        (917,000)
  Proceeds from long-term debt.......................................                     9,500,000
  Net borrowings (payments) under bank line of credit................      120,000        7,767,000
  Payments on notes payable to related parties.......................                    (2,000,000)
  Net proceeds from the issuance of common stock.....................   17,913,000
  Redemption of common stock.........................................                      (250,000)
  Issuance of preferred stock........................................                     2,500,000
  Redemption of preferred stock......................................   (6,864,000)
  Purchase and exercise of warrant for common stock..................                     3,510,000
  Unearned ESOP shares...............................................                   (11,000,000)
  Payment of dividend on Series B common stock.......................                      (995,000)
  Payment received on ESOP acquisition loan..........................                       995,000
  Payments under capital lease obligations...........................     (107,000)         (59,000)
                                                                       -----------      -----------
          Net cash provided by (used in) financing activities........    2,879,000        9,051,000
                                                                       -----------      -----------
Net increase (decrease) in cash......................................       (2,000)           2,000
Cash at beginning of period..........................................        4,000            3,000
                                                                       -----------      -----------
Cash at end of period................................................  $     2,000     $      5,000
                                                                       ===========      ===========
Supplemental disclosures of cash flow information:
  Non-cash financing activities:
     Capital lease obligations.......................................                  $    238,000
     Release of unearned ESOP shares.................................  $ 1,000,000               --
     Accretion on redeemable preferred stock.........................  $   374,000     $     65,000

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses and the timing and extent of product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarter and six months ended August 31, 1997 and 1996, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. In April 1997 the Company completed an initial public offering (the "Offering") of 3,875,500 shares of common stock (including the underwriter's over-allotment option). The Offering included 2,875,500 newly issued shares of common stock and 1,000,000 shares of common stock held by the Company's then preferred stockholder. The Offering raised approximately $17.9 million (after underwriting discounts and Offering expenses). Net proceeds from the Offering were used to redeem approximately $6.9 million of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11.0 million of existing bank term and revolving debt. Prior to the closing of the Offering, the Company reincorporated into a Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the reincorporation. All shares of Series A and Series B common stock were converted into shares of common stock upon the completion of the Offering.

C. The write-off of approximately $400,000 of previously capitalized debt issuance costs, related to bank term debt that was retired with the proceeds of the Offering in April 1997, is presented as a component of interest expense for the six months ended August 31, 1997.

D. In September 1997, the Company occupied its new office and manufacturing facility. Lease payments of approximately $75,000 per month have commenced pursuant to the lease agreement entered into in December 1996.

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

  Three Months Ended August 31, 1997 Compared to Three Months Ended August 31, 1996

     Net sales for the second quarter of fiscal 1997 were $12.3 million compared to $12.0 million for the second quarter of fiscal 1996, an increase of 2.5%. This increase was primarily due to a combined increase of approximately $2.7 million in net sales of binoculars and domestically produced telescopes and accessories, offset by a decrease of approximately $2.4 million in net sales of less-expensive telescopes. Less-expensive telescope sales were lower than the comparable prior year period, during which, the Company was filling the distribution pipeline of new customers. Second quarter fiscal 1998 sales of less-expensive telescopes were also adversely affected by exceptionally strong sales during the first quarter of 1998 attributed to, in part, the widespread consumer interest in the Hale-Bopp comet.

     Gross profit increased from $3.9 million (32.6% of net sales) for the second quarter of fiscal 1997 to $4.4 million (35.8% of net sales) for the second quarter of fiscal 1998, an increase of 12.8%. The increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable domestically produced products and higher sales of binoculars and telescope accessories, which generally have a higher gross profit margin than the Company's other products.

     Selling expenses increased from $954,000 (7.9% of net sales) for the second quarter of fiscal 1997 to approximately $1.3 million (10.3% of net sales) for the second quarter of fiscal 1998, an increase of 36.3%. This increase principally reflects (i) higher advertising and other selling expenditures to support growing sales volumes for fiscal 1998 and (ii) higher shipping and selling personnel expenses for the second quarter of fiscal 1998.

     General and administrative expenses decreased from $2.3 million (18.9% of net sales) for the second quarter of fiscal 1997 to $1.7 million (14.0% of net sales) for the second quarter of fiscal 1998, a decrease of 26.1%. This decrease was due to ESOP contribution expenses decreasing to $250,000 for the second quarter of fiscal 1998 from $1.245 million for the second quarter of fiscal 1997. The second quarter of fiscal 1997 included a one-time $995,000 ESOP contribution expense for a dividend paid on the ESOP stock in August 1996. General and administrative expenses, other than ESOP expenses, for the second quarter of fiscal 1998 increased 43.4% over the prior year period. This increase was generally due to increases in personnel related costs, costs and expenses related to the anticipated move to a new facility and general increases across a broad category of expenses to support growing sales volumes for fiscal 1998.

     Research and development expenses increased from $142,000 (1.2% of net sales) for the second quarter of fiscal 1997 to $167,000 (1.4% of net sales) for the second quarter of fiscal 1998, an increase of 17.6%. This increase was due to increased internal engineering personnel related costs.

     Interest expense decreased from $467,000 for the second quarter of fiscal 1997 to $154,000 for the second quarter of fiscal 1998, a decrease of 67.0%. The decrease was due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering in April 1997.

  Six Months Ended August 31, 1997 Compared to Six Months Ended August 31, 1996

     Net sales for the six months ended August 31, 1997 were $25.0 million compared to $19.2 million for the comparable prior year period, an increase of 30.2%. This increase was primarily due to a combined increase of approximately $3.6 million in net sales of domestically produced telescopes and an increase of approximately $2.2 million in binocular and telescope accessory sales.

     Gross profit increased from $6.1 million (31.7% of net sales) for the six months ended August 31, 1996 to $8.6 million (34.4% of net sales) for the comparable period of fiscal 1998, an increase of 41.0%. The increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable domestically produced products and higher sales of binoculars and telescope accessories, which generally have a higher gross profit margin than the Company's other products.

     Selling expenses increased from $1.7 million (8.7% of net sales) for the six months ended August 31, 1996 to $2.7 million (10.7% of net sales) for the comparable period of fiscal 1998, an increase of 58.8%. This increase principally reflects (i) higher advertising and other selling expenses to support higher sales volumes for the first six months of fiscal 1998, (ii) higher freight and other shipping costs due to higher sales volumes for the first six months of fiscal 1998 and (iii) higher shipping and selling personnel expenses for the first six months of fiscal 1998.

     General and administrative expenses decreased from $3.5 million (18.0% of net sales) for the six months ended August 31, 1996 to $3.1 million (12.4% of net sales) for the comparable period of fiscal 1998, a decrease of 11.4%. This decrease was due to ESOP contribution expenses decreasing to $500,000 for the six months ended August 31, 1997 from $1.495 million for the comparable period of fiscal 1997. The second quarter of fiscal 1997 included a one-time $995,000 ESOP contribution expense for a dividend paid on the ESOP stock in August 1996. General and administrative expenses, other than ESOP expenses, for the six months ended August 31, 1997 increased 32.6% over the prior year period. This increase was generally due to increases in personnel related costs, costs and expenses related to the anticipated move to a new facility and general increases across a broad category of expenses to support higher sales volumes during the first six months of fiscal 1998.

     Research and development expenses increased from $260,000 (1.4% of net sales) for the six months ended August 31, 1996 to $361,000 (1.4% of net sales) for the comparable period of fiscal 1998, an increase of 38.8%. This increase was due to increased internal engineering personnel related costs and increased outside engineering consulting expenses.

     Interest expense increased from $716,000 for the six months ended August 31, 1996 to $748,000 for the comparable period of fiscal 1998, an increase of 4.5%. This increase was due to approximately $400,000 of additional interest expense recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense for the six months ended August 31, 1997 before the write-off of $400,000 of debt issuance costs, decreased 51.4% compared to the six months ended August 31, 1996 due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering in April 1997.

     For the six months ended August 31, 1997, net income was adjusted by $374,000 for accretion of redeemable preferred stock to arrive at net income available to common stockholders of $635,000. For the first six months of fiscal 1997, net loss was adjusted by $65,000 for accretion of redeemable preferred stock to arrive at a net loss available to common stockholders of $70,000. There will be no further accretion adjustments related to the redeemable preferred stock as it was redeemed in full with the proceeds of the Offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended August 31, 1997, the Company funded its operations with proceeds from the Offering as well as internally generated cash flow and borrowings on its bank line of credit. Net working capital (current assets less current liabilities) totaled approximately $12.6 million at August 31, 1997, representing an increase of 100% from the February 28, 1997 level of approximately $6.3 million. The increase was principally due to increases in accounts receivable and inventories as well as the repayment of bank debt with the proceeds of the Offering.

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

     In September 1997, the Company occupied its new office and manufacturing facility. Lease payments of approximately $75,000 per month have commenced pursuant to the lease agreement entered into in December 1996.

     Capital expenditures aggregated $803,000 and $315,000 for the six months ended August 31, 1997 and 1996, respectively. The Company expects to incur between $300,000 and $500,000 to complete tenant improvements at the new facility.

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

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's expectations regarding the costs to be incurred to complete the tenant improvements at its new facility; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with proceeds received from the Offering, internally generated cash flow and borrowing ability.

     In addition to other information in this report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates, increased difficulty with respect to inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the United States dollar against local currencies causing an effective increase in the cost of finished products and components, shipment delays and the political instability between China and Taiwan.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

          Exhibit No. 27 Financial Data Schedule for the six months ended August 31, 1997.

     6(b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 1997
                                          MEADE INSTRUMENTS CORP.

                                          By: /s/ JOHN C. DIEBEL
                                            ------------------------------------
                                            John C. Diebel
                                            Chairman of the Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  ------------------------------  -----------------

             /s/ JOHN C. DIEBEL                Chairman of the Board and       October 15, 1997
---------------------------------------------  Chief Executive Officer
               John C. Diebel                  (Principal Executive Officer)

            /s/ STEVEN G. MURDOCK              Director, President and Chief   October 15, 1997
---------------------------------------------  Operating Officer
              Steven G. Murdock

          /s/ BRENT W. CHRISTENSEN             Vice President, Finance and     October 15, 1997
---------------------------------------------  Chief Financial Officer
            Brent W. Christensen               (Principal Financial and
                                               Accounting Officer)

          /s/ JOSEPH A. GORDON, JR.            Director and Senior             October 15, 1997
---------------------------------------------  Vice President of North
            Joseph A. Gordon, Jr.              American Sales

                                               Director
---------------------------------------------
              Timothy C. McQuay

                                               Director
---------------------------------------------
               Harry L. Casari