Form 10-Q
period 1997-11-30
MEADE INSTRUMENTS CORP
filed 1998-01-13
CIK 1032067

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1997

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

    Number of shares of common stock outstanding as of November 30, 1997 is
                                   7,875,500

================================================================================

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I -- FINANCIAL INFORMATION

Income Statements -- Three Months and Nine Months Ended November 30, 1997
  (Unaudited) and 1996.............................................................        3
Balance Sheets -- November 30, 1997 (Unaudited) and February 28, 1997..............        4
Statements of Cash Flows -- Nine Months Ended November 30, 1997 (Unaudited) and
  1996.............................................................................        5
Notes to Financial Statements (Unaudited)..........................................        6
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.......................................................................    7 - 9

PART II -- OTHER INFORMATION

Other Information..................................................................       10
Signatures.........................................................................       11

                            MEADE INSTRUMENTS CORP.

                               INCOME STATEMENTS


                                        THREE MONTHS ENDED NOVEMBER 30,       NINE MONTHS ENDED NOVEMBER 30,
                                        -------------------------------       ------------------------------
                                           1997               1996               1997               1996
                                        -----------        -----------        -----------        -----------
                                        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Net sales.............................  $24,105,000        $19,769,000        $49,129,000        $38,966,000
Cost of sales.........................   15,144,000         13,150,000         31,557,000         26,267,000
                                        -----------        -----------        -----------        -----------
  Gross profit........................    8,961,000          6,619,000         17,572,000         12,699,000
Selling expenses......................    2,295,000          1,585,000          4,976,000          3,248,000
General and administrative expenses...    1,860,000          1,605,000          4,953,000          5,056,000
Research and development expenses.....      232,000            184,000            593,000            444,000
                                        -----------        -----------        -----------        -----------
  Operating income....................    4,574,000          3,245,000          7,050,000          3,951,000
Interest expense......................      204,000            537,000            952,000          1,253,000
                                        -----------        -----------        -----------        -----------
  Income before income taxes..........    4,370,000          2,708,000          6,098,000          2,698,000
Provision for income taxes............    1,836,000          1,138,000          2,555,000          1,133,000
                                        -----------        -----------        -----------        -----------
Net income............................    2,534,000          1,570,000          3,543,000          1,565,000
Accretion on preferred stock..........                        (476,000)          (374,000)          (541,000)
                                        -----------        -----------        -----------        -----------
Net income available to common
  stockholders........................  $ 2,534,000        $ 1,094,000        $ 3,169,000        $ 1,024,000
                                        ===========        ===========        ===========        ===========
Net income per share available to
  common stockholders.................  $      0.37        $      0.34        $      0.50        $      0.29
                                        ===========        ===========        ===========        ===========
Weighted average number of shares
  outstanding.........................    6,815,400          3,238,000          6,320,900          3,497,200
                                        ===========        ===========        ===========        ===========

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                                 BALANCE SHEETS


                                                                   NOVEMBER 30,     FEBRUARY 28,
                                                                       1997             1997
                                                                   ------------     ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash...........................................................  $ 1,138,000     $      4,000
  Accounts receivable, less allowance for doubtful accounts of
     $380,000 at November 30, 1997 and $248,000 at February 28,
     1997........................................................   15,816,000        4,830,000
  Inventories....................................................   11,187,000       12,077,000
  Deferred income taxes..........................................      885,000          885,000
  Prepaid expenses and other current assets......................      213,000          231,000
                                                                   -----------     ------------
          Total current assets...................................   29,239,000       18,027,000
Other assets.....................................................      422,000        1,047,000
Property and equipment, net of accumulated depreciation of
  $1,151,000 at November 30, 1997 and $1,024,000 at February 28,
  1997...........................................................    3,003,000        1,450,000
                                                                   -----------     ------------
                                                                   $32,664,000     $ 20,524,000
                                                                   ===========     ============
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit............................................  $ 6,894,000     $  4,358,000
  Current portion of long-term debt..............................                     1,584,000
  Current portion of capital lease obligations...................      218,000          218,000
  Accounts payable...............................................    2,374,000        2,195,000
  Accrued liabilities............................................    3,445,000        2,358,000
  Income taxes payable...........................................    2,218,000        1,062,000
                                                                   -----------     ------------
          Total current liabilities..............................   15,149,000       11,775,000
                                                                   -----------     ------------
Long-term debt, net of current portion...........................                     6,599,000
                                                                                   ------------
Long-term capital lease obligations, net of current portion......      385,000          547,000
                                                                   -----------     ------------
Deferred rent....................................................                        65,000
                                                                                   ------------
Redeemable Series A preferred stock; 1,000 shares authorized,
  issued and outstanding.........................................                     6,490,000
                                                                                   ------------
Commitments
Stockholders' equity (deficit):
  Preferred stock; 999,000 shares authorized, none issued and outstanding.................................................
  Common stock, $0.01 par value, 20,000,000 shares authorized;
     issued and outstanding 7,875,500 shares at November 30,
     1997........................................................       79,000
  Series A common stock; 15,000,000 shares authorized, issued and
     outstanding 3,500,000 shares at February 28, 1997...........                     3,511,000
  Series B common stock; 5,000,000 shares authorized; issued and outstanding 1,500,000 at February 28, 1997..................
  Additional paid-in capital.....................................   21,345,000
  Retained earnings..............................................    4,711,000        1,542,000
                                                                   -----------     ------------
                                                                    26,135,000        5,053,000
  Unearned ESOP shares...........................................   (9,005,000)     (10,005,000)
                                                                   -----------     ------------
          Total stockholders' equity (deficit)...................   17,130,000       (4,952,000)
                                                                   -----------     ------------
                                                                   $32,664,000     $ 20,524,000
                                                                   ===========     ============

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                            STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED NOVEMBER 30,
                                                                       ------------------------------
                                                                          1997             1996
                                                                       -----------     ------------
                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net income.........................................................  $ 3,543,000     $  1,565,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................      348,000          422,000
     Debt issuance costs from repayment of term debt.................      400,000
     ESOP contribution...............................................      800,000        1,745,000
     Changes in assets and liabilities:
       Increase in accounts receivable...............................  (10,986,000)      (8,313,000)
       (Increase) decrease in inventories............................      890,000       (4,802,000)
       (Increase) decrease in prepaid expenses and other current
        assets.......................................................       18,000          (18,000)
       (Increase) decrease in other assets...........................      240,000       (1,164,000)
       Increase in accounts payable..................................      179,000        1,390,000
       Increase in accrued liabilities...............................    1,287,000          918,000
       Increase in income taxes payable..............................    1,156,000          813,000
                                                                       -----------      -----------
          Total adjustments..........................................   (5,668,000)      (9,009,000)
                                                                       -----------      -----------
          Net cash used in operating activities......................   (2,125,000)      (7,444,000)
                                                                       -----------      -----------
Cash flows from investing activities:
  Capital expenditures...............................................   (1,981,000)         (93,000)
                                                                       -----------      -----------
          Net cash used in investing activities......................   (1,981,000)         (93,000)
                                                                       -----------      -----------
Cash flows from financing activities:
  Payments on long-term debt.........................................   (8,183,000)      (1,442,000)
  Proceeds from long-term debt.......................................                     9,500,000
  Net borrowings under bank line of credit...........................    2,536,000        6,857,000
  Payments on notes payable to related parties.......................                    (2,000,000)
  Net proceeds from the issuance of common stock.....................   17,913,000
  Redemption of common stock.........................................                      (250,000)
  Issuance of preferred stock........................................                     2,500,000
  Redemption of preferred stock......................................   (6,864,000)
  Purchase and exercise of warrant for common stock..................                     3,510,000
  Unearned ESOP shares...............................................                   (11,000,000)
  Payment of dividend on Series B common stock.......................                      (995,000)
  Payment received on ESOP acquisition loan..........................                       995,000
  Payments under capital lease obligations...........................     (162,000)        (138,000)
                                                                       -----------      -----------
          Net cash provided by financing activities..................    5,240,000        7,537,000
                                                                       -----------      -----------
Net increase in cash.................................................    1,134,000                0
Cash at beginning of period..........................................        4,000            3,000
                                                                       -----------      -----------
Cash at end of period................................................  $ 1,138,000     $      3,000
                                                                       ===========      ===========
Supplemental disclosures of cash flow information:
  Non-cash financing activities:
     Capital lease obligations.......................................                  $    444,000
     Release of unearned ESOP shares.................................  $ 1,000,000               --
     Accretion on preferred stock....................................  $   374,000     $    541,000

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses and the timing and extent of product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarter and nine months ended November 30, 1997 and 1996, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. In April 1997 the Company completed an initial public offering (the "Offering") of 3,875,500 shares of common stock (including the underwriter's over-allotment option). The Offering included 2,875,500 newly issued shares of common stock and 1,000,000 shares of common stock held by the Company's then preferred stockholder. The Offering raised approximately $17.9 million (after underwriting discounts and Offering expenses). Net proceeds from the Offering were used to redeem approximately $6.9 million of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11.0 million of existing bank term and revolving debt. Prior to the closing of the Offering, the Company merged with and into a Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the reincorporation. All shares of Series A and Series B common stock were converted into shares of common stock upon the completion of the Offering.

C. The write-off of approximately $400,000 of previously capitalized debt issuance costs, related to bank term debt that was retired with the proceeds of the Offering in April 1997, is presented as a component of interest expense for the nine months ended November 30, 1997.

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

  Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996

     Net sales for the third quarter of fiscal 1998 were $24.1 million compared to $19.8 million for the third quarter of fiscal 1997, an increase of 21.7%. This $4.3 million increase was due to stronger net sales in all of the Company's major product lines.

     Gross profit increased from $6.6 million (33.5% of net sales) for the third quarter of fiscal 1997 to $9.0 million (37.2% of net sales) for the third quarter of fiscal 1998, an increase of 35.4%. The increase in gross profit as a percent of net sales was principally due to increased sales of more profitable lines of domestically produced products and higher sales of binoculars, less expensive telescopes and telescope accessories, which generally have a higher gross profit margin than the Company's other products.

     Selling expenses increased from $1.6 million (8.0% of net sales) for the third quarter of fiscal 1997 to approximately $2.3 million (9.5% of net sales) for the third quarter of fiscal 1998, an increase of 44.8%. This increase principally reflects higher shipping, advertising, sales personnel and other selling expenditures to support growing sales volumes for fiscal 1998.

     General and administrative expenses increased from $1.6 million (8.1% of net sales) for the third quarter of fiscal 1997 to $1.9 million (7.7% of net sales) for the third quarter of fiscal 1998, an increase of 15.9%. This increase was principally due to costs and expenses related to the move to the Company's new facility.

     Research and development expenses increased from $184,000 (1.0% of net sales) for the third quarter of fiscal 1997 to $232,000 (1.0% of net sales) for the third quarter of fiscal 1998, an increase of 26.1%. This increase was principally due to increased internal engineering personnel related costs.

     Interest expense decreased from $537,000 for the third quarter of fiscal 1997 to $204,000 for the third quarter of fiscal 1998, a decrease of 62.0%. The decrease was due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering in April 1997.

  Nine Months Ended November 30, 1997 Compared to Nine Months Ended November 30, 1996

     Net sales for the nine months ended November 30, 1997 were $49.1 million compared to $39.0 million for the comparable prior year period, an increase of 26.1%. This increase was primarily due to an increase of more than $4.5 million in net sales of domestically produced telescopes and an increase of more than $5.0 million in binocular, less-expensive telescope and telescope accessory sales.

     Gross profit increased from $12.7 million (32.6% of net sales) for the nine months ended November 30, 1996 to $17.6 million (35.8% of net sales) for the comparable period of fiscal 1998, an increase of 38.4%. The increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable lines of domestically produced products and higher sales of binoculars, less-expensive telescopes and telescope accessories, which generally have a higher gross profit margin than the Company's other products.

     Selling expenses increased from $3.2 million (8.3% of net sales) for the nine months ended November 30, 1996 to $5.0 million (10.1% of net sales) for the comparable period of fiscal 1998, an increase of

53.2%. This increase principally reflects higher advertising, freight, other shipping and other selling expenses to support higher sales volumes for the first nine months of fiscal 1998.

     General and administrative expenses decreased from $5.1 million (13.0% of net sales) for the nine months ended November 30, 1996 to $5.0 million (10.1% of net sales) for the comparable period of fiscal 1998, a decrease of 2.0%. This decrease was due to ESOP contribution expenses decreasing to $800,000 for the nine months ended November 30, 1997 from $1.745 million for the comparable period of fiscal 1997. The second quarter of fiscal 1997 included a one-time $995,000 ESOP contribution expense for a dividend paid on the ESOP stock in August 1996. General and administrative expenses, excluding ESOP expenses, for the nine months ended November 30, 1997, increased 25.4% over the prior year period. This increase was generally due to increases in personnel related costs, costs and expenses related to the move to the Company's new facility and general increases across a broad category of expenses to support higher sales volumes during the first nine months of fiscal 1998.

     Research and development expenses increased from $444,000 (1.1% of net sales) for the nine months ended November 30, 1996 to $593,000 (1.2% of net sales) for the comparable period of fiscal 1998, an increase of 33.6%. This increase was due to increased internal engineering personnel related costs and increased outside engineering consulting expenses.

     Interest expense decreased from $1.3 million for the nine months ended November 30, 1996 to $952,000 for the comparable period of fiscal 1998, a decrease of 24.0%. Included in interest expense for the nine months ended November 30, 1997 is approximately $400,000 of additional interest expense recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense for the nine months ended November 30, 1997 before the write-off of $400,000 of debt issuance costs, decreased 55.9% compared to the nine months ended November 30, 1996 due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering in April 1997.

     For the nine months ended November 30, 1997 and 1996, net income was adjusted by $374,000 and $541,000, respectively, for accretion of preferred stock to arrive at net income available to common stockholders of $3.2 million and $1.0 million, respectively. There will be no further accretion adjustments related to the preferred stock as it was redeemed in full with the proceeds of the Offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended November 30, 1997, the Company funded its operations with proceeds from the Offering as well as internally generated cash flow and borrowings on its bank line of credit. Net working capital (current assets less current liabilities) totaled approximately $14.1 million at November 30, 1997, representing an increase of 124% from the February 28, 1997 level of approximately $6.3 million. The increase was principally due to increases in accounts receivable and the repayment of bank debt with the proceeds of the Offering.

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

     Capital expenditures aggregated $2 million and $537,000 for the nine months ended November 30, 1997 and 1996, respectively.

     The Company believes that internally generated cash flow, together with borrowing ability under the Company's revolving line of credit, will be sufficient to meet its operating, working capital and capital expenditure requirements through the next twelve months. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

     Effective January 1, 1999, the Company and its Taiwanese manufacturer will end their exclusive arrangement relating to the manufacture of the Company's less expensive telescopes. The Company expects the Taiwanese manufacturer to continue to be a supplier after the termination of the exclusive arrangement.

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

     In addition to other information in this report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any significant and unexpected interruption of the Company's manufacturing arrangements with its Taiwanese manufacturer; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates, increased difficulty with respect to inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the United States dollar against local currencies causing an effective increase in the cost of finished products and components, shipment delays and the political instability between China and Taiwan.

     The Company is currently addressing a potential problem facing many users of automated information systems. The widespread use of two-digit date computer programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000, which could lead to business delays and disruptions in the U.S. and internationally. The Company has made and will continue to make modifications in its computer systems to address this problem. However, due to the independent nature of computer systems, the Company may be adversely impacted depending on whether or not other entities not affiliated with the Company address this issue successfully.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

          Exhibit No. 27 Financial Data Schedule for the nine months ended November 30, 1997.

     6(b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 1998
                                          MEADE INSTRUMENTS CORP.

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

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  ------------------------------  -----------------

             /s/ JOHN C. DIEBEL                Chairman of the Board and       January 13, 1998
---------------------------------------------  Chief Executive Officer
               John C. Diebel                  (Principal Executive Officer)

            /s/ STEVEN G. MURDOCK              Director, President and Chief   January 13, 1998
---------------------------------------------  Operating Officer
              Steven G. Murdock

          /s/ BRENT W. CHRISTENSEN             Vice President, Finance and     January 13, 1998
---------------------------------------------  Chief Financial Officer
            Brent W. Christensen               (Principal Financial and
                                               Accounting Officer)

          /s/ JOSEPH A. GORDON, JR.            Director and Senior             January 13, 1998
---------------------------------------------  Vice President of North
            Joseph A. Gordon, Jr.              American Sales

                                               Director
---------------------------------------------
              Timothy C. McQuay

                                               Director
---------------------------------------------
               Harry L. Casari