Form 10-K
period 1998-02-28
MEADE INSTRUMENTS CORP
filed 1998-05-29
CIK 1032067

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-22183

                            MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      95-2988062
       (STATE OF OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)

     6001 OAK CANYON, IRVINE, CALIFORNIA                           92620
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 451-1450

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 27, 1998, there were outstanding 7,875,500 shares of the Registrant's common stock, par value $0.01 per share ("common stock"), which is the only class of common stock of the Registrant. As of May 27, 1998 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $11.00 per share as reported by Nasdaq, was approximately $46.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1998.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Meade Instruments is a leading designer and distributor of telescopes and accessories for the beginning to serious amateur astronomer. Management believes that the Company is recognized for its expertise in telescope innovation and the high quality of its products. Meade has successfully introduced a wide range of new products, resulting in what the Company believes to be the broadest and most complete line of telescopes available. The Company offers more than 40 different telescope models with several different optical configurations, as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to more than $15,000.

     Since its founding in 1972, Meade has strived to develop a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Meade manufactures the complete line of its advanced astronomical telescopes in Irvine, California, including the production of the optical systems, which are critical components of telescopes. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry's most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade's telescopes are not Meade's primary market, the Company's Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies, including the University of California, Los Alamos National Laboratory, Lawrence Livermore Laboratory, National Radio Astronomy Observatory and NASA/Aames Research. The Company has capitalized on its brand name recognition among serious amateur astronomers to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade has become a major supplier of telescopes to such retailers as The Nature Company, Service Merchandise, Natural Wonders, Wal-Mart and J.C. Penney. To complement its extensive line of telescopes and leverage its distribution system, in 1996, the Company introduced a complete line of binoculars to be sold under the Meade brand name.

     Meade was sold by its founder and current Chief Executive Officer to a private investor in 1986 and was then reacquired by the Company's current senior management in 1991. After reacquisition, management reemphasized the importance of research and development for new products and product enhancements. Meade also significantly broadened the Company's less-expensive telescope line and negotiated an exclusive arrangement with a Taiwanese company (the "Taiwanese Factory") to manufacture substantially all of the Company's less-expensive telescopes in accordance with the Company's proprietary designs. Meade also increased the marketing of its products by advertising in periodicals directed to amateur astronomers and by providing greater support to the Company's dealers, specialty retailers, foreign distributors, mass merchandisers, and the end users of Meade's products. Emphasis on research and development, enhancing the Company's less-expensive telescope line, targeted marketing and end user support continues. The Company committed over $800,000 to research and development during fiscal 1998, with the majority of those expenditures centered on the development of the Company's less-expensive telescope lines. Recently, Meade has expanded its print advertising campaign into more than two dozen consumer magazines in order to reach a broader segment of the consumer market. Meade also publishes a comprehensive, full-color, high quality product catalogue which provides significant product exposure to the serious amateur astronomer. In addition, Meade publishes an abridged version of its product catalogue aimed at the casual observer or general consumer with an interest in celestial or terrestrial observing.

     In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers and mass merchandisers, which offer Meade's products in more than 1,000 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. Meade sells its products internationally through a network of approximately 30 foreign distributors, many of which service retail locations in their respective countries. Export sales accounted for approximately 19% of the Company's net sales for the fiscal year ended February 28, 1998. The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, further expansion into the binocular market and expansion of the Company's distribution network.

INDUSTRY OVERVIEW

     Market-size data for the telescope and binocular industries is difficult to obtain because many of the companies in the industries are either private or subsidiaries or divisions of larger public companies. The Company believes that the overall size of the telescope market is driven, in part, by the introduction of new products.

     The telescope industry is generally divided into two categories (i) advanced astronomical telescopes for serious amateur astronomers who consider astronomy to be an important leisure activity and (ii) less-expensive telescopes for beginning to intermediate amateur astronomers. The market for advanced astronomical or higher-end telescopes is characterized by frequent technological developments, including the relatively recent introduction of electronic and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. This high-end telescope market, while smaller than the less-expensive telescope market, continues to drive the technological advances in the industry. Management believes that overall consumer awareness is increased by the advances made in the high-end telescope market.

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

     New Products/Research and Development. Meade places a primary emphasis on product innovation and quality through its research and development efforts. The Company currently employs nine engineers on-site, developing new products, technological advances and improvements to existing products, in an effort to remain the industry leader. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Because of this dedication to research and development, the Company has been able to introduce many new products over time and has been able to take advantage of certain market opportunities as they have occurred. See "Business -- Products." Meade believes that the members of its senior level management are among the most experienced in the telescope industry. The Company's three most experienced officers have been employed in this industry for an average of about 20 years. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products for the amateur astronomer and have been responsible for some of the industry's most technically advanced consumer telescopes.

     Broadest Line of Products. The Company's strategy has been to leverage its brand name recognition and reputation for high-end telescopes to facilitate the sales of its less-expensive telescopes. As a result, the Company believes it currently has the most complete line of telescopes available, including more than 40 different telescope models with several different optical configurations as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to more than $15,000.

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

     Quality Control. Meade's manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product's precision optical system to its final assembly and testing. The Company manufactures all of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while most of the Company's less-expensive telescopes are manufactured for the Company in Taiwan through an exclusive arrangement with the Taiwanese Factory. This exclusive arrangement provides the Company with the ability to exert control over the telescope manufacturing process to ensure the quality and performance of its less-expensive products. To support this arrangement, Meade regularly commits one of its United States based quality control engineers to the Taiwanese Factory.

     Broad Distribution Network. The Company's sales force works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts department to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets, and other point-of-sale support. This capability provides the Company's customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes to such retailers as The Nature Company, Service Merchandise, Natural Wonders, Wal-Mart, J.C. Penney and Discovery Channel Stores. Meade also has an expanding international presence. Export sales have grown from $4.2 million for the fiscal year ended February 28, 1995 to $11.3 million for the fiscal year ended February 28, 1998.

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

     Advanced Astronomical Telescopes. Among the Company's most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur a broad range of products from the economical 8" LX10 to the state-of-the-art 16" LX200. The model LX200 telescopes, also available in 7, 8, 10, and 12-inch apertures, are the most popular of the Company's telescopes among serious amateur astronomers. The LX200 telescopes feature a built-in computer library of 64,350 celestial objects. These objects are catalogued in the Company's proprietary hand-held keypad electronic command center, which operates the computerized control system for the LX200 telescopes. By entering any of the celestial objects into the keypad, the telescope automatically locates and tracks the selected object. Also well received by the serious amateur market is the Company's line of Starfinder telescopes. These larger-aperture reflecting telescopes are economically priced and offer views of a wide range of celestial objects. During fiscal 1998, the Company introduced its LXD500 series, a mid-priced line of telescopes on equatorial mounts. These telescopes offer the serious amateur, with a preference for an equatorial mount, a telescope ready for a wide range of advanced photographic and visual applications. The advanced astronomical telescopes collectively represented approximately 5% of telescope units shipped and approximately 25% of the Company's net sales for the fiscal year ended February 28, 1998.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company's less-expensive 60mm to 114mm refracting and reflecting telescopes, as well as the ETX mirror-lens telescope, include some of the features of the more advanced telescopes at economical prices. The Company also offers several variations of its small refracting and reflecting telescopes for distribution on an exclusive basis of selected models to specific specialty retailers. These telescope models comprise the lower-price end of the Company's product line. Sales of these telescopes comprised approximately 95% of the Company's telescope units shipped and approximately 56% of the Company's net sales for the fiscal year ended February 28, 1998.

     Binoculars. The Company recently introduced a complete line of consumer binoculars that will initially be sold through the Company's existing distribution network. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binoculars represented approximately 5% of the Company's net sales for the fiscal year ended February 28, 1998.

     Accessories. The Company also offers accessories for each of its telescope series which range from additional eyepieces and camera adapters to CCD autoguider/imagers and celestial observation software. Approximately 250 accessory products are currently available from the Company. Sales of accessories represented approximately 14% of the Company's net sales for the fiscal year ended February 28, 1998.

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

     The Company's sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs seven persons in sales positions, all of whom have significant industry experience. These individuals advise the Company's specialty retailers about the quality features of the Company's products and provide answers to questions from specialty retailers as well as directly from amateur astronomers. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalogue layouts and other print media as well as dedicated toll free customer service telephone numbers. The Company believes toll free telephone numbers help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes. In an effort to further simplify assembly and use of the Company's products, Meade preassembles a substantial portion of its telescopes prior to packaging. See "Business -- Competitive Strengths -- Superior Customer Service." The Company's products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. In addition, the Company has recently launched an aggressive marketing program aimed at expanding the existing telescope market through more traditional consumer oriented print media. The Company's dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

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

     During fiscal 1998, the Company sold its products to mail order dealers and to more than 500 specialty retailers and mass merchandisers which offer Meade's products in over 1,000 retail store outlets. During that period, Service Merchandise and The Nature Company ("TNC"), the Company's largest customers, accounted for approximately 14% and 12%, respectively, of the Company's net sales. No customer other than Service Merchandise and TNC has accounted for more than 10% of the Company's net sales during the last three fiscal years. The Company's ten largest customers, in the aggregate, accounted for approximately 54% of the Company's net sales in fiscal 1998. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

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

     Optical Testing. As each of the Company's ED-refractor, Maksutov-Cassegrain optical set, Schmidt-Cassegrain optical set, or parabolic Newtonian primary mirror progresses through the grinding, polishing and hand-figuring stages of development, it is repeatedly tested and re-tested for irregularities, smoothness of figure and correction.

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

     Most of the Company's less-expensive telescopes are manufactured exclusively for the Company in Taiwan. Since 1990, the Company has worked closely with the Taiwanese Factory, developing proprietary telescope designs and instructing the Taiwanese Factory's personnel in the production of telescopes that meet the Company's quality standards. In January 1995, in order to assure a reliable flow of products to meet the Company's increasing requirements, and in order to ensure the Company would be able to exert sufficient control over the manufacturing process and thus ensure that its quality standards are maintained, the Company and the Taiwanese Factory entered into a supply agreement ("the 1995 agreement") wherein the

Taiwanese Factory agreed to manufacture telescopes exclusively for sale through Meade and wherein Meade agreed to purchase essentially all of its less-expensive telescopes from the Taiwanese Factory. The 1995 agreement expired on May 5, 1998. As of that date, the Company and the Taiwanese Factory entered into a new supply agreement with exclusivity provisions that are similar to those of the 1995 agreement. The Company owns many of the designs and optical machine tooling used by the Taiwanese Factory and regularly sends manufacturing and engineering personnel to the manufacturing facility in Taiwan to ensure that high quality telescopes are produced.

COMPETITION

     The telescope and binocular industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron, Bushnell, Tasco and Simmons and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Bresser Optik GmbH, and Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. In addition, some of the Company's current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

     In the binocular market, which is generally more competitive than the telescope market, with a greater number of competitors at each price point, the Company competes primarily with Bushnell, Tasco, Nikon Inc., Canon Inc., Minolta Camera, Co., Ltd., Pentax Corporation, Simmons and various smaller manufacturers and resellers. Many of these competitors in the binocular market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

EMPLOYEES

     As of February 28, 1998, Meade had 305 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company's employees is represented by a union. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company's growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan, effective March 1, 1996 (the "ESOP"). The ESOP provides participating employees an opportunity to receive beneficial ownership of Meade's common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 15, 1998:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
John C. Diebel.............................  54    Chairman of the Board and Chief Executive
                                                   Officer
Steven G. Murdock..........................  46    President, Chief Operating Officer,
                                                   Secretary, Director
Joseph A. Gordon, Jr.......................  48    Senior Vice President -- North American
                                                   Sales, Director
Brent W. Christensen.......................  39    Vice President -- Finance and Chief
                                                   Financial Officer
Mark D. Peterson...........................  36    Vice President and General Counsel
Kenneth W. Baun............................  50    Vice President -- Engineering
Robert A. Wood, III........................  37    Vice President -- Manufacturing

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

     Joseph A. Gordon, Jr., a director of the Company since April 1996, has been the Company's Senior Vice President -- North American Sales since June 1995. From December 1984 to June 1995, he worked as the Company's Vice
President -- North American Sales. From January 1981 to December 1984, Mr. Gordon was the Vice President of Sales at Celestron. Mr. Gordon graduated from the University of Cincinnati with a BS degree in marketing.

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

     Mark D. Peterson has been the Company's Vice President and General Counsel since October 1997. From October 1991 to October 1997, Mr. Peterson was an attorney with O'Melveny & Myers LLP, specializing in corporate and securities law. Mr. Peterson received a BS degree in accounting from Brigham Young University and a JD degree from the University of California -- Berkeley, Boalt Hall School of Law.

     Kenneth W. Baun has been the Company's Vice President -- Engineering since June 1995. From March 1995 to June 1995, he worked as an engineering manager for the Company. From 1991 to 1995, Mr. Baun was the President of Summit Instruments Corp., a producer of disk drive test equipment. In addition, from 1973 to 1980, Mr. Baun worked as an engineering department manager at UNISYS. Mr. Baun received his BA degree in electrical engineering and his MS degree in computer science from the University of California at Los Angeles.

     Robert A. Wood, III has been the Company's Vice President -- Manufacturing since June 1995. From March 1991 to June 1995, he was the Company's Manager-Optics. From October 1988 to March 1991, he worked as a project engineer for the Company. Mr. Wood received his BS degree in electronics engineering technology from Brigham Young University.

ITEM 2. PROPERTIES

     The Company leases a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. The lease expires in September 2007. Net lease expenses on the facility are approximately $75,000 per month, with fixed increases of approximately 3% per year.

ITEM 3. LEGAL PROCEEDINGS

     Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. SACV 98-240 GLT, United States District Court for the Central District of California. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarf's patent is invalid, void, and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes.

     Reddwarf Starware, LLC v. Meade Instruments Corp. and Discovery Communications, Inc., d.b.a. The Nature Company, Civil No. 98-480-A, United States District Court for the Eastern District of Virginia. Acton for alleged patent infringement initiated by a complaint filed April 2, 1998, by Reddwarf alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881. The complaint further alleges that the infringement is willful and seeks unspecified damages, an injunction, and other relief against the Company.

     The Company vigorously contests these allegations and will pursue its defenses either in the context of its action for declaratory judgment of non-infringement and invalidity in the United States District Court for the Central District of California, or in the context of a counterclaim for declaratory judgment of non-infringement and for declaratory judgment that Reddwarf's patent is invalid, void, and unenforceable in the United States District Court of the Eastern District of Virginia. Settlement efforts to date have been unsuccessful and no further settlement negotiations have been scheduled. Investigations by the Company's patent counsel to date reveal facts that, in such counsel's opinion, give the Company meritorious defenses against Reddwarf's patent. However, due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

     The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's initial public offering was completed on April 14, 1997 (the "Offering"), and from that date to the present, the Company's common stock has been listed on the Nasdaq National Market under the symbol "MEAD." The high and low sales prices on a per share basis for the Company's common stock during each quarterly period for the fiscal year ended February 28, 1998 were:

               YEAR ENDED FEBRUARY 28, 1998:                   HIGH      LOW
               -----------------------------                   ----      ---
  Fourth quarter............................................  $10.00    $8.63
  Third quarter.............................................  $10.75    $7.63
  Second quarter............................................  $ 8.63    $6.88
  First quarter.............................................  $ 7.75    $6.25

     The reported closing sales price of the Company's common stock on the Nasdaq National Market on May 15, 1998 was $10.56. As of May 15, 1998, there were 35 holders of record of the Company's common stock.

     Other than dividends paid to the Company's ESOP in August 1996, the Company has not paid any cash dividends on its common stock and does not anticipate declaring or paying any dividends on its common stock in the foreseeable future. Although the Company intends to make future contributions to the ESOP upon Board approval, no dividends (other than dividends paid to all holders of common stock) will be paid to the ESOP with respect to future periods.

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND WEIGHTED AVERAGE SHARE AMOUNTS)

     The following data have been derived from the Company's audited financial statements, including the balance sheets at February 28, 1997 and 1998 and the statements of income for the three years ended February 28, 1998 and the notes thereto appearing elsewhere herein.

                                                                  YEAR ENDED FEBRUARY 28(29),
                                                 --------------------------------------------------------------
                                                    1994         1995         1996         1997         1998
                                                 ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net sales......................................  $   16,628   $   24,934   $   29,770   $   47,151   $   59,905
Cost of sales..................................      11,670       17,040       20,054       31,845       38,245
                                                 ----------   ----------   ----------   ----------   ----------
  Gross profit.................................       4,958        7,894        9,716       15,306       21,660
Selling expenses...............................       1,565        2,035        2,832        4,759        6,771
General and administrative expenses (1)........       1,378        2,118        2,951        5,970        6,564
Research and development expenses..............         425          423          518          628          854
Amortization of deferred credit................         (53)          --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
  Operating income.............................       1,643        3,318        3,415        3,949        7,471
Interest expense...............................         493          470          659        1,657        1,034
                                                 ----------   ----------   ----------   ----------   ----------
  Income before income taxes...................       1,150        2,848        2,756        2,292        6,437
Income taxes...................................         110          797        1,200          960        2,702
                                                 ----------   ----------   ----------   ----------   ----------
Net income.....................................       1,040        2,051        1,556        1,332        3,735
Accretion on redeemable preferred stock(2).....          --           --           --       (4,310)        (374)
                                                 ----------   ----------   ----------   ----------   ----------
Net income (loss) available to common
  stockholders.................................  $    1,040   $    2,051   $    1,556   $   (2,978)  $    3,361
                                                 ==========   ==========   ==========   ==========   ==========
Per share information:
Net income before adjustment to net income
  available per common share...................  $     0.23   $     0.45   $     0.34   $     0.34   $     0.58
Accretion on redeemable preferred stock(2).....          --           --           --        (1.10)       (0.06)
                                                 ----------   ----------   ----------   ----------   ----------
Net income (loss) per share available to common
  stockholders -- basic and diluted............  $     0.23   $     0.45   $     0.34   $    (0.76)  $     0.52
                                                 ==========   ==========   ==========   ==========   ==========
Weighted average common shares outstanding --
  basic........................................   4,571,000    4,571,000    4,571,000    3,938,000    6,410,000
                                                 ==========   ==========   ==========   ==========   ==========
Weighted average common shares outstanding --
  diluted......................................   4,571,000    4,571,000    4,571,000    3,938,000    6,458,000
                                                 ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
Working capital................................  $    1,176   $    3,358   $    4,183   $    6,252   $   15,417
Total assets...................................       7,992       10,197       13,035       20,524       24,592
Total current liabilities......................       6,153        5,827        7,364       11,775        5,829
Long-term debt, net of current portion.........         571          650          450        6,599           --
Redeemable preferred stock.....................          --           --           --        6,490           --
Stockholders' equity (deficit).................       1,164        3,215        4,771       (4,952)      18,422

---------------
(1) General and administrative expenses for the fiscal years ended February 28, 1997 and 1998 included ESOP contribution expenses of $2.0 million and $1.1 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(2) Represents accretion reflecting original issue discount and accrued dividends on the redeemable preferred stock. In January 1997 the Company entered into a binding agreement to redeem its redeemable preferred stock earlier than the original mandatory redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion on the redeemable preferred stock pursuant to the redemption agreement (resulting in an aggregate $4.3 million accretion for fiscal 1997). The Company recorded a final accretion adjustment of approximately $374,000 during the first quarter of fiscal 1998 related to the redemption of the redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, the more detailed information and financial statements, including the notes thereto, appearing elsewhere in this Report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statements of income as a percentage of net sales for the periods indicated.

                                                       YEAR ENDED FEBRUARY 28(29),
                                                      -----------------------------
                                                       1996       1997       1998
                                                      -------    -------    -------
Net sales...........................................   100.0%     100.0%     100.0%
Cost of sales.......................................    67.4       67.5       63.8
                                                       -----      -----      -----
Gross profit........................................    32.6       32.5       36.2
Operating expenses:
  Selling expenses..................................     9.5       10.1       11.3
  General and administrative expenses...............     9.9       12.6       11.0
  Research and development expenses.................     1.7        1.4        1.4
                                                       -----      -----      -----
     Total operating expenses.......................    21.1       24.1       23.7
                                                       -----      -----      -----
Income from operations..............................    11.5        8.4       12.5
Interest expense....................................     2.2        3.5        1.8
                                                       -----      -----      -----
Income before income taxes..........................     9.3        4.9       10.7
Provision for income taxes..........................     4.0        2.1        4.5
                                                       -----      -----      -----
Net income..........................................     5.3        2.8        6.2
                                                       =====      =====      =====

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales increased from $47.2 million in fiscal 1997 to $59.9 million in fiscal 1998, an increase of 26.9%. This increase was primarily due to (i) an increase of $7.0 million in net sales of entry-level telescopes, reflecting demand for smaller aperture more affordable telescopes and (ii) a combined increase of $4.8 million in net sales of binoculars and telescope accessories reflecting a full year of binocular sales (binoculars were introduced in late fiscal 1997) and increased demand for accessories.

     Gross profit increased from $15.3 million (32.5% of net sales) in fiscal 1997 to $21.7 million (36.2% of net sales) in fiscal 1998, an increase of 41.8%. Gross profit as a percentage of net sales improved due to a sales mix that included strong demand for more profitable lines of domestically manufactured product, as well as sales of accessories and binoculars which generally have higher gross profit margin than the Company's other products.

     Selling expenses increased from $4.8 million (10.1% of net sales) in fiscal 1997 to $6.8 million (11.3% of net sales) in fiscal 1998, an increase of 41.7%. This increase principally reflects (i) higher advertising and other selling expenses to support higher sales volumes for the 1998 fiscal year as compared to the 1997 fiscal year, (ii) higher freight and other shipping costs due to higher sales volumes in fiscal 1998 as compared to fiscal 1997 and (iii) higher selling and shipping personnel expenses for fiscal 1998 as compared to fiscal 1997.

     General and administrative expenses increased from $6.0 million (12.6% of net sales) for the fiscal year ended February, 1997 to $6.6 million (11.0% of net sales) for the 1998 fiscal year. Included in general and administrative expenses were ESOP contribution expenses of $2.0 million (including a one-time $995,000

ESOP contribution charge for a dividend paid on the ESOP stock in August 1996) and $1.1 million for the 1997 and 1998 fiscal years, respectively. General and administrative expenses, excluding ESOP expenses, for the fiscal year ended February 28, 1998 increased 37.5% over the prior year. This increase was generally due to increases in personnel related costs, costs and expenses related to moving to the Company's new facility, costs associated with being a public company and general increases across a broad category of expenses to support higher sales volumes during fiscal 1998.

     Research and development expenses increased from $628,000 (1.4% of net sales) in fiscal 1997 to $854,000 (1.4% of net sales) in fiscal 1998, an increase of 36.0%. This increase was due to higher personnel related costs and higher outside consulting costs during fiscal 1998 as compared to the prior fiscal year.

     Interest expense decreased from $1.7 million for the fiscal year ended February 28, 1997 to $1.0 million for the 1998 fiscal year, a decrease of 41.2%. Included in interest expense for the 1998 fiscal year is approximately $400,000 recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense for the 1998 fiscal year before the write-off of $400,000 of debt issuance costs, decreased 64.7% compared to the prior year due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering.

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

     General and administrative expenses increased from $3.0 million (9.9% of net sales) in fiscal 1996 to $6.0 million (12.6% of net sales) in fiscal 1997, an increase of 100%. Included in general and administrative expenses during fiscal 1997 were ESOP contribution expenses of $2.0 million consisting of (i) an accrual of $1.0 million related to the Company ESOP contribution and (ii) dividends of $995,000 declared and paid on the Series B common stock held by the ESOP. All shares of Series B common stock were converted into shares of common stock as of the closing of the Offering. The dividends paid are treated as an ESOP contribution as the dividends are used to repay the principal balance of a loan payable by the ESOP to the Company. General and administrative expenses, excluding ESOP expenses, increased from $3.0 million (9.9% of net sales) in fiscal 1996 to $4.0 million (8.4% of net sales) in fiscal 1997, an increase of 33.3%. This increase principally reflects higher personnel-related costs and general office costs in fiscal 1997 as compared to fiscal 1996. The decrease in general and administrative expenses as a percentage of net sales in fiscal 1997 as compared to fiscal 1996 was primarily due to the relatively fixed nature of the Company's general and administrative expenses.

     Research and development expenses increased from $518,000 (1.7% of net sales) in fiscal 1996 to $628,000 (1.4% of net sales) in fiscal 1997, an increase of 21.2%. This increase was primarily due to higher personnel related costs and higher outside consulting costs during fiscal 1997 as compared to the prior fiscal year.

     Interest expense increased from $659,000 for fiscal 1996 to $1.7 million for fiscal 1997, an increase of 158.0%. This increase was principally due to (i) interest expense on the bank term debt incurred in connection with the ESOP recapitalization in April 1996 and (ii) increased average outstanding balances on the bank line of credit to support higher receivables and inventories associated with increased sales of less-expensive telescopes during fiscal 1997 as compared to fiscal 1996.

     Income taxes decreased from $1.2 million (43.5% of income before income taxes) for fiscal 1996 to $960,000 (41.9% of income before income taxes) for fiscal 1997. The reduction in the tax rate for the fiscal year 1997 as compared to fiscal 1996 was due to differences in the effect of expenses not deductible for tax purposes in each period.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company's net sales and operating income typically occurs in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The Company has recently experienced increased sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company's working capital requirements have correspondingly increased at such times.

     The following tables (in thousands of dollars) present unaudited financial results for each of the eight quarters in the period ended February 28, 1998. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                   FISCAL 1997                             FISCAL 1998
                                      -------------------------------------   -------------------------------------
                                       FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                      -------   -------   -------   -------   -------   -------   -------   -------
Net sales...........................  $7,166    $12,031   $19,769   $8,185    $12,735   $12,289   $24,105   $10,776
Gross profit........................   2,154      3,926     6,619    2,607      4,209     4,402     8,961     4,088
ESOP contribution...................     250      1,245       250      250        250       250       300       300
Operating income (loss).............     149        557     3,245       (2)     1,232     1,244     4,574       421
Net income (loss)...................  $  (58)   $    53   $ 1,570   $ (233)   $   376   $   633   $ 2,534   $   192

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See "Business -- Operations -- Materials and Supplies."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through internally generated cash flow, borrowings from banks and financial institutions and proceeds from the Offering (in April 1997). For the fiscal year ended February 28, 1998, the Company generated cash flow from operations of $5.5 million. At February 28, 1998, the Company had accounts receivable of $6.0 million, inventory of $11.9 million and working capital of $15.4 million.

     Capital expenditures, including financed purchases of equipment, aggregated $2,130,000, $613,000 and $664,000 for the fiscal years ended February 28, 1998,
February 28, 1997 and February 29, 1996, respectively. The Company had no material capital expenditure commitments as of February 28, 1998.

     The Company leases a 161,000 square foot manufacturing, distribution and corporate facility. The lease expires in September 2007. Net lease expenses on the new facility are approximately $75,000 per month, with fixed increases of approximately 3% per year.

     In April 1997 the Company completed the Offering which generated net proceeds to the Company of approximately $18.0 million upon the sale of 2,875,500 shares of Common stock by the Company.

     In April 1996, the Company entered into a five-year Loan and Security Agreement with Fleet Capital Corporation ("Fleet") which provided for (i) a $10.0 million revolving line of credit, secured by the Company's accounts receivable and inventories and (ii) a $9.5 million term note (the "term note") secured by the assets of the Company. The term note was repaid on April 14, 1997 with the proceeds of the Offering. As of January 15, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with Fleet which provides a $20 million credit facility consisting of (i) a $15 million revolving line of credit and (ii) a $5 million term note. The $20 million credit facility is secured by a blanket lien on the assets of the Company.

     In April 1996, the Company was recapitalized through the sale of redeemable preferred stock to Churchill ESOP Capital Partners, A Minnesota Limited Partnership ("Churchill"). For proceeds of $6.0 million, the Company sold 1,000 shares of newly-issued redeemable preferred stock to Churchill and issued a warrant to Churchill to purchase 1,000,000 shares of common stock at $0.01 per share. The warrant was exercised in full in April 1996. The redeemable preferred stock was redeemed by the Company on April 14, 1997 with proceeds received from the Offering. The redemption amount was approximately $6.9 million.

     In April 1996, the Company made an $11.0 million term loan to the ESOP (the "ESOP Loan"), the proceeds of which were used by the ESOP to purchase the Company's Series B Common stock from senior management. The ESOP pledged the stock back to the Company as security for the ESOP Loan. The ESOP Loan has a ten-year term and bears interest at 6% per annum. Principal and interest are due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments.

     Contributions to the ESOP are accounted for as a contribution expense on the Company's income statement and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding shares are added to weighted average common shares outstanding and unearned ESOP shares on the Company's Balance Sheet are reduced.

     The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the Company will realize cash tax savings equal to the product of the tax basis of the contributions multiplied by the applicable statutory tax rates in effect at the time.

     The dividend of $995,000 paid in August 1996 to the ESOP on the shares of Series B Common stock was also accounted for as a contribution expense because the dividends were used to repay the principal balance of the ESOP Loan. The dividend and related repayment of a portion of the ESOP Loan resulted in the release of approximately 136,000 shares of Series B common stock from unearned ESOP shares. All shares of Series B common stock were converted into common stock as of the closing of the Offering.

     The Company believes that internally generated cash flow and borrowing ability will be sufficient to meet its operating, working capital and capital expenditure requirements through the next twelve months. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective March 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The adoption of SFAS No. 130 and SFAS No. 131 by the Company had no impact on the Company's financial statements.

FORWARD-LOOKING INFORMATION

     The preceding "Business" section and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to reach new market participants as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to retain and expand the telescope, binocular and other optical products markets; the Company expanding its distribution network; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

     In addition to other information in this Report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the U.S. dollar against local currencies causing an effective increase in the price of finished products and components or the decline in value of local currencies against the U.S. dollar resulting in competitive products being manufactured for lower costs and thus exerting downward pricing pressures on the Company's products, shipment delays and the political instability between China and Taiwan.

     The Company is currently addressing a potential problem facing many users of automated information systems. The widespread use of two-digit date computer programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000, which could lead to business delays and disruptions in the U.S. and internationally. The Company has made and will continue to make modifications in its computer systems to address this problem. The Company expects to complete these modifications prior to the end of calendar 1999 at a cost that is not expected to be material to the operations of the Company. However, due to the independent nature of computer systems, the Company may be adversely impacted depending on whether or not other entities not affiliated with the Company address this issue successfully.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is set forth in "Index to Financial Statements."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. The documents described in the "Index to Financial Statements" are included in this report starting at page F-1.

     2. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits included or incorporated herein: See Exhibit Index.

(b) REPORTS ON FORM 8-K:

     None.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Meade Instruments Corp.
  Report of Independent Accountants.........................   F-2
  Balance Sheets............................................   F-3
  Statements of Income......................................   F-4
  Statements of Stockholders' Equity (Deficit)..............   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MEADE INSTRUMENTS CORP.

     In our opinion, the accompanying balance sheets and the related statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Meade Instruments Corp. at February 28, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
April 2, 1998

                            MEADE INSTRUMENTS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
  Cash......................................................  $      4,000    $ 1,649,000
  Accounts receivable, less allowance for doubtful accounts
     of $248,000 in 1997 and $485,000 in 1998...............     4,830,000      6,024,000
  Inventories (Note 11).....................................    12,077,000     11,910,000
  Deferred income taxes.....................................       885,000      1,424,000
  Prepaid expenses and other current assets.................       231,000        239,000
                                                              ------------    -----------
          Total current assets..............................    18,027,000     21,246,000
Other assets................................................     1,047,000        361,000
Property and equipment, net (Note 11).......................     1,450,000      2,985,000
                                                              ------------    -----------
                                                              $ 20,524,000    $24,592,000
                                                              ============    ===========
                         LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit (Note 2)..............................  $  4,358,000
  Current portion of long-term debt (Note 4)................     1,584,000
  Current portion of capital lease obligations (Note 5).....       218,000    $   205,000
  Accounts payable..........................................     2,195,000      1,326,000
  Accrued liabilities(Note 11)..............................     2,358,000      2,692,000
  Income taxes payable......................................     1,062,000      1,606,000
                                                              ------------    -----------
          Total current liabilities.........................    11,775,000      5,829,000
                                                              ------------    -----------
Long-term debt, net of current portion (Note 4).............     6,599,000
                                                              ------------    -----------
Long-term capital lease obligations, net of current portion
  (Note 5)..................................................       547,000        341,000
                                                              ------------    -----------
Deferred rent...............................................        65,000
                                                              ------------    -----------
Commitments and contingencies(Note 5)
Redeemable Series A preferred stock; 1,000 shares
  authorized, issued and outstanding (Note 6)...............     6,490,000
                                                              ------------    -----------
Stockholders' equity (deficit):
  Preferred stock; 999,000 shares authorized, none issued
     and outstanding........................................
  Common stock; $0.01 par value; 20,000,000 shares
     authorized; 7,875,500 shares issued and outstanding at
     February 28, 1998......................................                       79,000
  Series A common stock; 15,000,000 shares authorized;
     3,500,000 shares issued and outstanding at February 28,
     1997...................................................     3,511,000
  Series B common stock; 5,000,000 shares authorized;
     1,500,000 shares issued and outstanding at February 28,
     1997 (Note 7)..........................................
  Additional paid-in capital................................                   21,445,000
  Retained earnings.........................................     1,542,000      4,903,000
                                                              ------------    -----------
                                                                 5,053,000     26,427,000
  Unearned ESOP shares (Note 7).............................   (10,005,000)    (8,005,000)
                                                              ------------    -----------
          Total stockholders' equity (deficit)..............    (4,952,000)    18,422,000
                                                              ------------    -----------
                                                              $ 20,524,000    $24,592,000
                                                              ============    ===========

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                              STATEMENTS OF INCOME

                                                             YEAR ENDED FEBRUARY 28(29),
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $29,770,000    $47,151,000    $59,905,000
Cost of sales.......................................   20,054,000     31,845,000     38,245,000
                                                      -----------    -----------    -----------
  Gross profit......................................    9,716,000     15,306,000     21,660,000
Selling expenses....................................    2,832,000      4,759,000      6,771,000
General and administrative expenses.................    2,951,000      5,970,000      6,564,000
Research and development expenses...................      518,000        628,000        854,000
                                                      -----------    -----------    -----------
  Operating income..................................    3,415,000      3,949,000      7,471,000
Interest expense....................................      659,000      1,657,000      1,034,000
                                                      -----------    -----------    -----------
  Income before income taxes........................    2,756,000      2,292,000      6,437,000
Provision for income taxes (Note 8).................    1,200,000        960,000      2,702,000
                                                      -----------    -----------    -----------
Net income..........................................    1,556,000      1,332,000      3,735,000
Accretion on redeemable preferred stock (Notes 1 and
  6)................................................                   4,310,000        374,000
                                                      -----------    -----------    -----------
Net income (loss) available to common
  stockholders......................................  $ 1,556,000    $(2,978,000)   $ 3,361,000
                                                      ===========    ===========    ===========
Net income (loss) per share available to common
  stockholders -- basic and diluted.................  $      0.34    $     (0.76)   $      0.52
                                                      ===========    ===========    ===========
Weighted average common shares outstanding -- basic
  (Note 1)..........................................    4,571,000      3,938,000      6,410,000
                                                      ===========    ===========    ===========
Weighted average common shares outstanding --diluted
  (Note 1)..........................................    4,571,000      3,938,000      6,458,000
                                                      ===========    ===========    ===========

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      SERIES A                  SERIES B
                                    COMMON STOCK              COMMON STOCK             COMMON STOCK       ADDITIONAL
                              ------------------------   -----------------------   --------------------     PAID-IN      RETAINED
                                SHARES       AMOUNT        SHARES       AMOUNT       SHARES     AMOUNT      CAPITAL      EARNINGS
                              ----------   -----------   ----------   ----------   ----------   -------   -----------   ----------
Balance at February 28,
  1995......................   2,571,361   $     1,000    1,500,000   $                         $         $             $3,214,000
Net income..................                                                                                             1,556,000
                              ----------   -----------   ----------   ----------   ----------   -------   -----------   ----------
Balance at February 29,
  1996......................   2,571,361         1,000    1,500,000                                                      4,770,000
Redemption of Series A
  common stock..............     (71,361)                                                                                 (250,000)
Purchase and exercise of
  warrant for shares of
  Series A common stock.....   1,000,000     3,510,000
Unearned ESOP shares........
Release of shares from
  dividend payment on ESOP
  acquisition loan..........
Accretion on redeemable
  preferred stock...........                                                                                            (4,310,000)
Net income..................                                                                                             1,332,000
                              ----------   -----------   ----------   ----------   ----------   -------   -----------   ----------
Balance at February 28,
  1997......................   3,500,000     3,511,000    1,500,000                                                      1,542,000
Issuance of common stock at
  initial public offering,
  net of offering costs.....                                                        2,876,000    29,000    21,345,000
Conversion of Series A and B
  common stock to common
  stock.....................  (3,500,000)   (3,511,000)  (1,500,000)                5,000,000    50,000
Release of ESOP shares......                                                                                  100,000
Accretion on redeemable
  preferred stock...........                                                                                              (374,000)
Net income..................                                                                                             3,735,000
                              ----------   -----------   ----------   ----------   ----------   -------   -----------   ----------
Balance at February 28,
  1998......................               $                          $             7,876,000   $79,000   $21,445,000   $4,903,000
                              ==========   ===========   ==========   ==========   ==========   =======   ===========   ==========


                                UNEARNED
                              ESOP SHARES       TOTAL
                              ------------   ------------
Balance at February 28,
  1995......................  $              $  3,215,000
Net income..................                    1,556,000
                              ------------   ------------
Balance at February 29,
  1996......................                    4,771,000
Redemption of Series A
  common stock..............                     (250,000)
Purchase and exercise of
  warrant for shares of
  Series A common stock.....                    3,510,000
Unearned ESOP shares........   (11,000,000)   (11,000,000)
Release of shares from
  dividend payment on ESOP
  acquisition loan..........       995,000        995,000
Accretion on redeemable
  preferred stock...........                   (4,310,000)
Net income..................                    1,332,000
                              ------------   ------------
Balance at February 28,
  1997......................   (10,005,000)    (4,952,000)
Issuance of common stock at
  initial public offering,
  net of offering costs.....                   21,374,000
Conversion of Series A and B
  common stock to common
  stock.....................                   (3,461,000)
Release of ESOP shares......     2,000,000      2,100,000
Accretion on redeemable
  preferred stock...........                     (374,000)
Net income..................                    3,735,000
                              ------------   ------------
Balance at February 28,
  1998......................  $ (8,005,000)  $ 18,422,000
                              ============   ============

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                            STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED FEBRUARY 28(29),
                                                     ------------------------------------------
                                                        1996            1997           1998
                                                     -----------    ------------    -----------
Cash flows from operating activities:
Net income.........................................  $ 1,556,000    $  1,332,000    $ 3,735,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization....................      300,000         659,000        513,000
  Debt issuance costs..............................                                     400,000
  ESOP contribution................................                    1,995,000      1,100,000
  Changes in assets and liabilities:
     Accounts receivable...........................   (1,153,000)       (291,000)    (1,194,000)
     Inventories...................................   (1,035,000)     (5,615,000)       167,000
     Deferred income taxes.........................     (104,000)       (555,000)      (539,000)
     Prepaid expenses and other current assets.....     (109,000)        (18,000)        (8,000)
     Other assets..................................     (112,000)     (1,392,000)       303,000
     Accounts payable..............................      154,000         789,000       (869,000)
     Accrued liabilities...........................      (33,000)        495,000      1,334,000
     Income taxes payable..........................      362,000         440,000        544,000
                                                     -----------    ------------    -----------
          Net cash provided by (used in) operating
            activities.............................     (174,000)     (2,161,000)     5,486,000
                                                     -----------    ------------    -----------
  Cash flows from investing activities:
     Capital expenditures..........................     (247,000)       (169,000)    (2,130,000)
                                                     -----------    ------------    -----------
          Net cash used in investing activities....     (247,000)       (169,000)    (2,130,000)
                                                     -----------    ------------    -----------
  Cash flows from financing activities:
     Payments on long-term debt....................     (200,000)     (1,967,000)    (8,183,000)
     Proceeds from long-term debt..................                    9,500,000
     Net borrowings (payments) under bank line of
       credit......................................      718,000       2,231,000     (4,358,000)
     Payments on notes payable to related
       parties.....................................                   (2,000,000)
     Net proceeds from issuance of common stock....                                  17,913,000
     Redemption of common stock....................                     (250,000)
     Issuance of preferred stock...................                    2,500,000
     Redemption of preferred stock.................                                  (6,864,000)
     Purchase and exercise of warrant for common
       stock.......................................                    3,510,000
     Unearned ESOP shares..........................                  (11,000,000)
     Payment of dividend on Series B common
       stock.......................................                     (995,000)
     Payment received on ESOP acquisition loan.....                      995,000
     Payments under capital lease obligations......     (136,000)       (193,000)      (219,000)
                                                     -----------    ------------    -----------
          Net cash provided by (used in) financing
            activities.............................      382,000       2,331,000     (1,711,000)
                                                     -----------    ------------    -----------
Net increase (decrease) in cash....................      (39,000)          1,000      1,645,000
Cash at beginning of year..........................       42,000           3,000          4,000
                                                     -----------    ------------    -----------
Cash at end of year................................  $     3,000    $      4,000    $ 1,649,000
                                                     ===========    ============    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest......................................  $   639,000    $  1,696,000    $   500,000
     Income taxes..................................  $   940,000    $  1,075,000    $ 2,699,000
  Non-cash financing activities:
     Capital lease obligations.....................  $   417,000    $    444,000
     Accretion on redeemable preferred stock.......                 $  4,310,000    $   374,000
     Release of unearned ESOP shares...............                                 $ 2,000,000

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                         NOTES TO FINANCIAL STATEMENTS

 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Meade Instruments Corp. (the "Company"), a Delaware corporation, manufactures, imports and distributes telescopes and telescope accessories, binoculars and microscopes.

     In April 1996, the Company effected a recapitalization pursuant to which the Company's stockholders exchanged their common stock for 2,571,361 shares of Series A and 1,500,000 shares of Series B common stock. The accompanying financial statements have been retroactively adjusted to give effect to this transaction. The Company redeemed 71,361 shares of Series A common stock for $250,000. The Company also issued 1,000 shares of redeemable Series A preferred stock and a warrant to purchase 1,000,000 shares of Series A common stock at $0.01 per share for $6.0 million in the aggregate. The warrant was exercised immediately upon purchase of the Series A preferred stock. The Company allocated $2.5 million of the proceeds as the fair value of the Series A preferred stock and $3.5 million as the fair value of the Series A common stock. Also in April 1996, the Company's newly-formed Employee Stock Ownership Plan ("ESOP") purchased all of the outstanding shares of Series B common stock (1,500,000 shares) from the existing stockholders. The ESOP financed the purchase through the proceeds of an $11.0 million term loan from the Company.

     In April 1997 the Company completed an initial public offering of 3,875,500 shares of common stock (including the underwriters' over-allotment option). The offering included 2,875,500 newly issued shares of common stock and 1 million shares of common stock held by the Company's then preferred stockholder. The offering raised approximately $18.0 million for the Company (after underwriting discounts and offering expenses). Net proceeds from the offering were used to redeem approximately $6.9 million of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11.1 million of existing bank term and revolving debt. Prior to the closing of the offering, the Company reincorporated into a Delaware corporation pursuant to a merger with and into a newly-formed and wholly-owned Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the reincorporation. All shares of Series A and Series B common stock were converted into shares of common stock upon completion of the initial public offering.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Sales are recorded when products are shipped.

  Inventories

     Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method, or market. Costs include materials, labor and manufacturing overhead.

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

                            MEADE INSTRUMENTS CORP.

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

  Advertising

     The Company expenses the production costs of advertising as incurred. For the years ended February 29, 1996 and February 28, 1997 and 1998, the Company incurred advertising expenses of approximately $1.0 million, $2.1 million and $3.0 million, respectively.

  Research and development

     Expenditures for research and development costs are charged to expense as incurred.

  Net income per share

     In fiscal year 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") and related interpretations, which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock incentive plan which are included under the treasury stock method.

     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income available to common stockholders for the fiscal year ended February 28, 1998. For the fiscal years ended 1997 and 1996 there were no dilutive securities.

                                                YEAR ENDED FEBRUARY 28, 1998
                                            ------------------------------------
                                                                       PER SHARE
                                              INCOME       SHARES       AMOUNT
                                            ----------    ---------    ---------
Basic EPS:
Net income available to common
  stockholders............................  $3,361,000    6,410,000      $0.52
                                            ==========                   =====
Effect of dilutive securities:
  Stock options...........................                   48,000
                                                          ---------
Diluted EPS:
Net income available to common
  stockholders............................  $3,361,000    6,458,000      $0.52
                                            ==========    =========      =====

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, are principally accounts receivable. The Company maintains an allowance for doubtful accounts but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

                            MEADE INSTRUMENTS CORP.

  Fair value of financial instruments

     The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and short-term loans approximate fair value due to the short maturity of these instruments.

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

  Long-lived assets

     Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews the recoverability of long-lived assets and intangible assets by comparing the estimated future cash flows on a undiscounted basis to the net book value of the assets. In the event projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets are written down to their fair value, less costs to sell. Assets that are to be disposed of are measured at the lower of cost or fair value, less costs to sell.

  Reclassifications

     Certain reclassifications have been made to conform the 1996 and 1997 information to the 1998 presentation.

 2. BANK DEBT

     In April 1996, the Company replaced its existing revolving line of credit with a $10.0 million line of credit secured by receivables and inventory. The line of credit bore interest at the bank's base rate (8.25% at February 28, 1997) plus 0.5%, interest payable monthly in arrears. In April 1996, the Company also borrowed $9.5 million evidenced by a term note (Note 4). The Loan and Security Agreement between the bank and the Company, which governed the line of credit and term note, contained certain financial covenants including minimum working capital, minimum profitability, and minimum interest and debt coverage ratios.

     In January 1998, the Company amended its existing loan agreements. The amended agreement provides a $20 million facility consisting of (i) a $15 million revolving line of credit which bears interest at the bank's base rate (8.5% at February 28, 1998) less .25% with a LIBOR plus 1.50% option, interest payable monthly in arrears and (ii) a $5 million term note bearing interest at the bank's base rate with a LIBOR plus 2.00% option, interest payable monthly in arrears. The Amended and Restated Loan and Security Agreement (the "Loan Agreement"), between the bank and the Company, which governs the line of credit and term note facilities, contains certain financial covenants consisting of minimum profitability and maximum debt-to-equity ratios. The Loan Agreement is secured by a blanket lien on the assets of the Company.

 3. NOTES PAYABLE TO RELATED PARTIES

     In July 1993, the Company borrowed $1.5 million from a stockholder evidenced by a subordinated promissory note payable. Also, payable to stockholders were subordinated notes payable totaling $500,000. The notes payable were repaid in full in April 1996.

                            MEADE INSTRUMENTS CORP.

 4. LONG-TERM DEBT

     As of February 28, 1997, the company had a note payable to a bank in the amount of $8,183,000 of which $6,599,000 was reflected as long term and the remaining balance of $1,584,000 was shown as the current portion on the accompanying balance sheet. The note bore interest at the bank's base rate (8.25% at February 28, 1997) plus .75% payable monthly, principal payments were due in defined quarterly amounts totaling $1,584,000 annually for five years commencing July 1996. This note was paid in its entirety with proceeds from the initial public offering in April 1997. Approximately $400,000 of previously capitalized debt issuance costs related to this note were written off and presented as a component of interest expense for the year ended February 28, 1998.

 5. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under certain long-term noncancellable leases and other noncancellable agreements for its office and manufacturing facilities and certain equipment and machinery. Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 1998 that have remaining terms in excess of one year are as follows:

                    FISCAL YEAR                       CAPITAL      OPERATING
                    -----------                       --------    -----------
1999................................................  $252,000    $ 1,034,000
2000................................................   226,000      1,034,000
2001................................................    96,000      1,034,000
2002................................................    58,000      1,086,000
2003................................................                1,035,000
Thereafter..........................................                5,059,000
                                                      --------    -----------
Net minimum lease payments..........................   632,000    $10,282,000
                                                                  ===========
Less amount representing interest...................   (85,000)
                                                      --------
Capital lease obligations...........................  $547,000
                                                      ========

     For the years ended February 29, 1996, February 28, 1997 and 1998, the Company incurred rent expense of $373,000, $602,000 and $698,000, respectively.

     In December 1996, the Company executed a lease commencing October 1, 1997 for its office and manufacturing facilities. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company's option. Aggregate future minimum lease commitments for this lease are included in the schedule above. Such commitments are subject to 9% increases at the beginning of the months 31, 61 and 91.

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

     On April 2, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. Management believes this complaint is without merit and intends to defend this action vigorously. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

 6. REDEEMABLE PREFERRED STOCK

     At February 28, 1997, the Series A preferred stock had a cumulative 14% dividend per annum payable quarterly. The Company recorded the Series A preferred stock at $2.5 million, its fair value, and recorded accretion to increase the carrying value of the Series A preferred stock to the redemption value of $6.0 million

                            MEADE INSTRUMENTS CORP.

by April 23, 2001, the original redemption date, plus unpaid dividends. On January 31, 1997, the Company entered into a binding agreement to redeem the preferred stock earlier than the scheduled redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion of the Series A preferred stock pursuant to the new redemption agreement. Upon redemption of the Series A preferred stock on April 14, 1997, the Company recorded a final accretion adjustment of $374,000.

 7. EMPLOYEE STOCK OWNERSHIP PLAN

     Adoption of the ESOP was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. Pursuant to a Plan amendment the ESOP year ends on December 31 each year. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 60th birthday, (ii) becomes disabled (as defined),
(iii) dies, or (iv) achieves five years of credited service (as defined). Distributions of a participant's vested account are directed by the ESOP's Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market.

     In April 1996, the ESOP purchased all of the outstanding shares of the Company's Series B common stock (1,500,000 shares) held by the existing stockholders for $11.0 million. The Series B common stock had a cumulative dividend of $0.513 per share and a liquidation preference over the Series A common stock. The ESOP financed the purchase of the Series B common stock (the "financed shares") with the proceeds of an $11.0 million term loan (the "acquisition loan") from the Company (all shares of Series A and B common stock were converted into shares of common stock upon the completion of the initial public offering, Note 1). The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the "ESOP trust"). The ESOP pledged the financed shares to the Company as security for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a ten year term and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on the ratio that the payment of principal bears to the initial principal of the acquisition loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     For the years ended February 28, 1997 and 1998, the Company recognized ESOP contribution expense of $1,995,000 and $1,100,000, respectively, including a dividend payment in fiscal 1997 described below. In August 1996, the Company's board of directors (i) authorized a contribution to the ESOP in the amount of $237,000 to fund the interest payment due on the acquisition loan and (ii) declared and paid a dividend on the Series B common stock in the amount of $995,000. The ESOP trust used the proceeds of the contribution to pay the semi-annual interest payment due on the acquisition loan. The ESOP used the proceeds from the dividend to repay a portion of the acquisition loan. The repayment released approximately 136,000 shares from collateral resulting in $995,000 in ESOP contribution expense.

     As of February 28, 1998, approximately 244,000 shares in the ESOP trust have been allocated to individual participants. Allocation to individual participant accounts are made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately

                            MEADE INSTRUMENTS CORP.

136,000 shares committed to be released as of February 28, 1998. Shares in suspense at February 28, 1998 are 1,256,000.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $7.33 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 1998 was $9.50 per share, the market price as determined on the Nasdaq National Market. At February 28, 1998, there is no repurchase obligation.

 8. INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                              YEAR ENDED FEBRUARY 28(29),
                                         --------------------------------------
                                            1996          1997          1998
                                         ----------    ----------    ----------
Current:
  Federal..............................  $1,094,000    $1,264,000    $2,729,000
  State................................     210,000       251,000       512,000
                                         ----------    ----------    ----------
                                          1,304,000     1,515,000     3,241,000
                                         ----------    ----------    ----------
Deferred:
  Federal..............................     (87,000)     (464,000)     (454,000)
  State................................     (17,000)      (91,000)      (85,000)
                                         ----------    ----------    ----------
                                           (104,000)     (555,000)     (539,000)
                                         ----------    ----------    ----------
                                         $1,200,000    $  960,000    $2,702,000
                                         ==========    ==========    ==========

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

                                                     YEAR ENDED FEBRUARY 28(29),
                                                     ---------------------------
                                                     1996       1997       1998
                                                     -----      -----      -----
Federal income tax rate............................  34.0%      34.0%      34.0%
State income taxes, net of federal income tax
  benefit..........................................   6.1        6.1        6.1
Other..............................................   3.4        1.8        1.9
                                                     ----       ----       ----
                                                     43.5%      41.9%      42.0%
                                                     ====       ====       ====

     Deferred tax assets at February 28, 1997 and February 28, 1998 consist of certain inventory, accounts receivable and other reserves as well as differences in the bases of fixed assets which are measured differently for tax and financial reporting purposes.

 9. SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     The Company generated 12%, 11% and 12% of its revenue from one customer during the years ended February 29, 1996, February 28, 1997 and February 28, 1998, respectively, and 12% and 14% of its revenue from another customer during the years ended February 28, 1997 and 1998, respectively. Export sales approximated $7.4 million, $9.2 million and $11.3 million for the years ended February 29, 1996, February 28, 1997 and 1998, respectively. Included in export sales are sales to Europe of $4.1 million, $5.4 million and $9.0 million in the years ended February 29, 1996, February 28, 1997 and 1998, respectively.

                            MEADE INSTRUMENTS CORP.

10. STOCK INCENTIVE PLAN

     In February 1997, the Company's Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights ("SARs"), and performance share awards to certain key employees (including officers, whether or not directors) of the Company. Under the Plan, the Company may grant options and other awards with respect to 750,000 shares of common stock. Awards under the Plan generally vest after six months and become exercisable over a four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. On March 9, 1997, the Board of Directors granted, subject to the completion of the offering, non-qualified stock options to purchase 230,000 shares of common stock to nine of the Company's employees. The exercise price of the options was equal to the initial public offering price of $7.00 per share. The options vest 25% after one year and ratably over the following 36 months. The Company's two new non-employee directors were granted 5,000 options each, at an exercise price equal to the initial public offering price of $7.00 per share. The directors' options vest in equal annual amounts over three years. During fiscal 1998, the Board of Directors granted, to several company employees, non-qualified options to purchase an additional 395,000 shares of common stock (net of 20,000 forfeitures). The exercise price of the options was equal to the market price at the grant date and become exercisable 25% after one year and ratably over the following 36 months.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma disclosures are not representative of the effects on net income available to common stockholders and earnings per share in future years.

                                                               YEAR ENDED
                                                              FEBRUARY 28,
                                                                  1998
                                                              ------------
Net income available to common stockholders:
     As reported............................................   $3,361,000
     Pro forma..............................................   $3,243,000
Earnings per share:
  Basic --
     As reported............................................   $     0.52
     Pro forma..............................................   $     0.51
  Diluted --
     As reported............................................   $     0.52
     Pro forma..............................................   $     0.51

                            MEADE INSTRUMENTS CORP.

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for 1998: expected volatility of 32.4%, a risk-free interest rate of 6.5%, no expected dividends, and an expected term of 4 years. The weighted average fair value of the Company's stock options granted in 1998 is $2.77.

                                                                     WEIGHTED
                                                       OPTION        AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                       -------    --------------
Granted............................................    645,000        $7.845
Forfeited..........................................    (20,000)       $7.250
                                                       -------        ------
Options outstanding at February 28, 1998...........    625,000        $7.864
                                                       =======        ======

   RANGE OF         NUMBER           WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   REMAINING CONTRACTUAL LIFE
---------------   -----------   --------------------------
    $7.0000         230,000             9.1 years
    $7.2500          90,000             9.4 years
    $7.8125          10,000             9.4 years
    $7.6250          35,000             9.5 years
    $8.8750         260,000             9.9 years

     At February 28, 1998, outstanding options for common stock held by Company employees totaled 625,000, of which 365,000 were vested. The option prices range from $7.00 to $8.875 per share and are exercisable over periods ending no later than 2008. There are no options outstanding for any prior years. There were no exercisable stock options at February 28, 1998.

11. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

     The composition of inventories is as follows:

                                                     FEBRUARY 28,    FEBRUARY 28,
                                                         1997            1998
                                                     ------------    ------------
Raw materials......................................  $ 3,095,000     $ 2,780,000
Work in process....................................    1,407,000       1,819,000
Finished goods.....................................    7,575,000       7,311,000
                                                     -----------     -----------
                                                     $12,077,000     $11,910,000
                                                     ===========     ===========

     The composition of property and equipment is as follows:

                                                     FEBRUARY 28,    FEBRUARY 28,
                                                         1997            1998
                                                     ------------    ------------
Molds and dies.....................................  $   720,000     $   743,000
Machinery and equipment............................    1,320,000       2,094,000
Furniture and fixtures.............................       41,000         269,000
Autos and trucks...................................       77,000         104,000
Leasehold improvements.............................      315,000       1,091,000
                                                     -----------     -----------
                                                       2,473,000       4,301,000
Less accumulated depreciation and amortization.....   (1,023,000)     (1,316,000)
                                                     -----------     -----------
                                                     $ 1,450,000     $ 2,985,000
                                                     ===========     ===========

     The gross value of assets under capital leases included in machinery and equipment above is $1.2 million at February 28, 1997 and 1998.

                            MEADE INSTRUMENTS CORP.

     The composition of accrued liabilities is as follows:

                                                      FEBRUARY 28,     FEBRUARY 28,
                                                          1997             1998
                                                      ------------     ------------
ESOP expenses.......................................   $1,000,000
Salaries, wages, bonuses and other associated
  payroll costs.....................................      647,000          779,000
Advertising, cooperative advertising, shows and
  convention expenses...............................      274,000          526,000
Professional fees...................................      173,000          379,000
Other...............................................      264,000        1,008,000
                                                       ----------       ----------
                                                       $2,358,000       $2,692,000
                                                       ==========       ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 1998
                                          MEADE INSTRUMENTS CORP.

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ JOHN C. DIEBEL                       Chairman of the Board and     May 29, 1998
--------------------------------------------------------    Chief Executive Officer
                     John C. Diebel                         (Principal Executive
                                                            Officer)

                 /s/ STEVEN G. MURDOCK                      Director, President, Chief    May 29, 1998
--------------------------------------------------------    Operating Officer and
                   Steven G. Murdock                        Secretary

                /s/ BRENT W. CHRISTENSEN                    Vice President -- Finance     May 29, 1998
--------------------------------------------------------    and Chief Financial
                  Brent W. Christensen                      Officer (Principal
                                                            Financial and Accounting
                                                            Officer)

               /s/ JOSEPH A. GORDON, JR.                    Director and Senior Vice      May 29, 1998
--------------------------------------------------------    President -- North
                 Joseph A. Gordon, Jr.                      American Sales

                                                            Director                      May   , 1998
--------------------------------------------------------
                   Timothy C. McQuay

                                                            Director                      May   , 1998
--------------------------------------------------------
                    Harry L. Casari

                                 EXHIBIT INDEX

    EXHIBIT                                                                  INCORPORATION
     NUMBER                       DESCRIPTION OF EXHIBIT                       REFERENCE
    --------                      ----------------------                     -------------
     3.1+      Certificate of Incorporation of the Company, as amended.....  (b)
     3.2+      Bylaws of the Company.......................................  (b)
     4.1+      Specimen stock certificate..................................  (d)
    10.1+      Form of Directors' and Officers' Indemnity Agreement........  (b)
    10.7+      Industrial Lease (Single Tenant; Net; Stand-Alone), dated
               December 20, 1996, between The Irvine Company and the
               Company.....................................................  (a)
    10.13+     Meade Instruments Corp. Employee Stock Ownership Plan (the
               "ESOP"), effective as of March 1, 1996, together with Form of Amendments No. 1 and No. 2 to the ESOP...................  (a)(b)
    10.14      Employee Stock Ownership Trust Agreement, as Amended and
               Restated as of April 9, 1997, between the Company and Wells
               Fargo Bank, N.A. ...........................................
    10.15+     Employee Stock Ownership Plan Loan and Pledge Agreement,
               dated April 23, 1996, between the ESOP and the Company......  (a)
    10.20+     Form of Trademark Distribution Agreement for EEC
               Countries...................................................  (a)
    10.21+     Form of Trademark Distribution Agreement for Non-EEC
               Countries...................................................  (a)
    10.24+     Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing Corp.................  (b)
    10.29+     Meade Instruments Corp. 1997 Stock Incentive Plan...........  (b)
    10.30+     Form of Agreement of Merger, by and between the Company and the predecessor of the Company..............................  (b)
    10.31+     Preferred Stock Redemption Agreement, dated as of January
               31, 1997, by and between the Company and Churchill..........  (b)
    10.32      Amended and Restated Loan and Security Agreement, dates as of January 15, 1998, by and between the Company and Fleet
               Capital Corporation.........................................
    10.33      Agreement, dated as of May 5, 1998, by and between the
               Company and Weidy Opitcal Co., Ltd..........................
    10.34      Form Employment Agreement, by and between the Company and
               certain executive officers of the Company...................
    10.35      Form Indemnification Agreement, by and between the Company and each member of the Board of Directors and certain
               executive officers of the Company...........................
    10.36      Amendment No. 3 to Meade Instrument Corp. Employee Stock
               Ownership Plan..............................................
    10.37      Amendment No. 4 to Meade Instrument Corp. Employee Stock
               Ownership Plan..............................................
    10.38      Amendment No. 1 to ESOP Loan and Pledge Agreement...........
    27.1       Financial Data Schedule.....................................

---------------
 + Previously filed with the Securities and Exchange Commission as set forth below:

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