Form 10-Q
period 1998-05-31
MEADE INSTRUMENTS CORP
filed 1998-07-02
CIK 1032067

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183

                            ------------------------

                            MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-2988062
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

               6001 OAK CANYON
                  IRVINE, CA                                       92620
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

                               Yes [X]     No [ ]

     Number of shares of common stock outstanding as of July 1, 1998 is
7,875,500

================================================================================

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
  Balance Sheets (Unaudited) -- May 31, 1998 and February
     28, 1998...............................................      3
  Statements of Income (Unaudited) -- Three Months Ended May
     31, 1998 and 1997......................................      4
  Statements of Cash Flows (Unaudited) -- Three Months Ended
     May 31, 1998 and 1997..................................      5
  Notes to Financial Statements (Unaudited).................      6
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................      7
PART II -- OTHER INFORMATION
  Other Information.........................................     10
SIGNATURES..................................................     11
EXHIBIT INDEX...............................................     12

                            MEADE INSTRUMENTS CORP.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                MAY 31,      FEBRUARY 28,
                                                                 1998            1998
                                                              -----------    ------------
Current assets:
  Cash......................................................  $     2,000    $ 1,649,000
  Accounts receivable, less allowance for doubtful accounts
     of $505,000 at May 31, 1998 and $485,000 at February
     28, 1998...............................................    7,885,000      6,024,000
  Inventories...............................................   13,941,000     11,910,000
  Deferred income taxes.....................................    1,424,000      1,424,000
  Prepaid expenses and other current assets.................      491,000        239,000
                                                              -----------    -----------
          Total current assets..............................   23,743,000     21,246,000
Other assets................................................      303,000        361,000
Property and equipment, net of accumulated depreciation of
  $1,487,000 at May 31, 1998 and $1,316,000 at February 28,
  1998......................................................    3,644,000      2,985,000
                                                              -----------    -----------
                                                              $27,690,000    $24,592,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $ 2,508,000
  Accounts payable..........................................    2,068,000    $ 1,326,000
  Accrued liabilities.......................................    3,508,000      2,897,000
  Income taxes payable......................................       93,000      1,606,000
                                                              -----------    -----------
          Total current liabilities.........................    8,177,000      5,829,000
                                                              -----------    -----------
Long-term capital lease obligations.........................      287,000        341,000
                                                              -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; 1,000,000 shares authorized, none issued
     and outstanding at May 31, 1998........................
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 7,875,500 shares issued and outstanding at
     May 31, 1998 and February 28, 1998, respectively.......       79,000         79,000
Additional paid-in capital..................................   21,445,000     21,445,000
Retained earnings...........................................    5,457,000      4,903,000
                                                              -----------    -----------
                                                               26,981,000     26,427,000
Unearned ESOP shares........................................   (7,755,000)    (8,005,000)
                                                              -----------    -----------
          Total stockholders' equity........................   19,226,000     18,422,000
                                                              -----------    -----------
                                                              $27,690,000    $24,592,000
                                                              ===========    ===========

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MAY 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Net sales...................................................  $14,821,000    $12,735,000
Cost of sales...............................................    8,741,000      8,526,000
                                                              -----------    -----------
  Gross profit..............................................    6,080,000      4,209,000
Selling expenses............................................    2,873,000      1,414,000
General and administrative expenses.........................    1,947,000      1,369,000
Research and development expenses...........................      245,000        194,000
                                                              -----------    -----------
  Operating income..........................................    1,015,000      1,232,000
Interest expense............................................       42,000        594,000
                                                              -----------    -----------
  Income before income taxes................................      973,000        638,000
Provision for income taxes..................................      419,000        262,000
                                                              -----------    -----------
Net income..................................................      554,000        376,000
Deduction for accretion of redeemable preferred stock.......                     374,000
                                                              -----------    -----------
Net income available to common stockholders.................  $   554,000    $     2,000
                                                              ===========    ===========
Net income per share available to common
  stockholders -- basic and diluted.........................  $      0.08    $      0.00
                                                              ===========    ===========
Weighted average number of shares outstanding -- basic......    6,807,000      5,424,000
                                                              ===========    ===========
Weighted average number of shares outstanding -- diluted....    6,954,000      5,424,000
                                                              ===========    ===========

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MAY 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
Net income..................................................  $   554,000    $   376,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      192,000        143,000
  Debt issuance costs.......................................                     400,000
  ESOP contribution.........................................      300,000        250,000
  Changes in assets and liabilities:
     Increase in accounts receivable........................   (1,861,000)    (1,415,000)
     Decrease (increase) in inventories.....................   (2,031,000)       547,000
     Decrease (increase) in prepaid expenses and other
      current assets........................................     (252,000)        61,000
     Decrease in other assets...............................       37,000         57,000
     (Decrease) increase in accounts payable................      742,000        (29,000)
     Increase in accrued liabilities........................      566,000        111,000
     Decrease in income taxes payable.......................   (1,513,000)      (296,000)
                                                              -----------    -----------
          Net cash provided by (used in) operating
             activities.....................................   (3,266,000)       205,000
                                                              -----------    -----------
Cash flows from investing activities:
  Capital expenditures......................................     (830,000)      (137,000)
                                                              -----------    -----------
          Net cash used in investing activities.............     (830,000)      (137,000)
                                                              -----------    -----------
Cash flows from financing activities:
  Payments on long-term debt................................                  (8,183,000)
  Net borrowings (payments) under bank line of credit.......    2,508,000     (2,860,000)
  Net proceeds from the issuance of common stock............                  17,913,000
  Redemption of preferred stock.............................                  (6,864,000)
  Payments under capital lease obligations..................      (59,000)       (52,000)
                                                              -----------    -----------
          Net cash provided by (used in) financing
             activities.....................................    2,449,000        (46,000)
                                                              -----------    -----------
Net increase (decrease) in cash.............................   (1,647,000)        22,000
Cash at beginning of period.................................    1,649,000          4,000
                                                              -----------    -----------
Cash at end of period.......................................  $     2,000    $    26,000
                                                              ===========    ===========
Supplemental disclosures of cash flow information:
Non-cash financing activities:
Accretion of redeemable preferred stock.....................                 $   374,000

                See accompanying notes to financial statements.

                            MEADE INSTRUMENTS CORP.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     A. The financial statements have been prepared by the Company and are unaudited.

     In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The results of operations for the first quarter ended May 31, 1998 and 1997, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

     B. In April 1997 the Company completed an initial public offering (the "Offering") of 3,875,500 shares of common stock (including the underwriter's over-allotment option). The Offering included 2,875,500 newly issued shares of common stock and 1,000,000 shares of common stock held by the Company's then preferred stockholder. The Offering raised approximately $17.9 million (after underwriting discounts and Offering expenses). Net proceeds from the Offering were used to redeem approximately $6.9 million of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11.0 million of existing bank term and revolving debt. Prior to the closing of the Offering, the Company merged with and into a wholly-owned Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the merger. All shares of Series A and Series B common stock were converted into shares of common stock upon the completion of the Offering.

     C. The write-off of approximately $400,000 of previously capitalized debt issuance costs, related to bank term debt that was retired with the proceeds of the Offering in April 1997, is presented as a component of interest expense for the three months ended May 31, 1997.

     D. The composition of inventories is as follows:

                                                      MAY 31,      FEBRUARY 28,
                                                       1998            1998
                                                    -----------    ------------
Raw materials.....................................  $ 3,880,000    $ 2,780,000
Work-in-process...................................    1,725,000      1,819,000
Finished goods....................................    8,336,000      7,311,000
                                                    -----------    -----------
                                                    $13,941,000    $11,910,000
                                                    ===========    ===========

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

     FIRST QUARTER ENDED MAY 31, 1998 COMPARED TO FIRST QUARTER ENDED MAY 31,
1997

     Net sales for the first quarter of fiscal 1999 were $14.8 million compared to $12.7 million for the first quarter of fiscal 1998, an increase of 16.5%. This increase was primarily due to a combined increase of approximately $3.7 million in net sales of LX Series telescopes and ETX telescopes, offset by a decrease of approximately $2.0 million in net sales of less-expensive imported telescopes. During the quarter ended May 31, 1997, sales of less-expensive imported telescopes were especially strong due to interest in the Hale-Bopp comet.

     Gross profit increased from $4.2 million (33.1% of net sales) for the first quarter of fiscal 1998 to $6.1 million (41.0% of net sales) for the first quarter of fiscal 1999, an increase of 45.2%. The increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable lines of domestically produced products.

     Selling expenses increased from $1.4 million (11.0% of net sales) for the first quarter of fiscal 1998 to $2.9 million (19.6% of net sales) for the first quarter of fiscal 1999, an increase of 107.1%. This increase over the first quarter of fiscal 1998 principally reflects: (i) higher advertising expenses associated with the Company's expanding national print advertising campaign begun during the first quarter of fiscal 1999 and (ii) higher shipping costs, sales-related personnel expenses and other selling expenditures to support growing sales volume for fiscal 1999.

     General and administrative expenses increased from $1.4 million (11.0% of net sales) for the first quarter of fiscal 1998 to $1.9 million (12.8% of net sales) for the first quarter of fiscal 1999, an increase of 35.7%. This increase over the first quarter of fiscal 1998 was generally due to increases in personnel related costs, consulting and professional fees and increases across a broad category of expenses to support higher sales volume during the first quarter of fiscal 1999.

     Research and development expenses increased from $194,000 (1.5% of net sales) for the first quarter of fiscal 1998 to $245,000 (1.7% of net sales) for the first quarter of fiscal 1999, an increase of 26.3%. This increase was due to increased engineering personnel costs and related consulting expenses.

     Interest expense decreased from $594,000 for the first quarter of fiscal 1998 to $42,000 for the comparable period of fiscal 1999, a decrease of 92.9%. Included in interest expense for the quarter ended May 31, 1997 is approximately $400,000 of additional interest expense recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense for the first quarter of fiscal 1999 decreased 78.4% compared to the first quarter of fiscal 1998 (before the write-off of $400,000 of debt issuance costs), due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering.

     The provision for income taxes was $262,000 for the first quarter of fiscal 1998, or 41.1% of income before income taxes, compared to $419,000, or 43.1% of income before income taxes for the comparable period of fiscal 1999.

                            MEADE INSTRUMENTS CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     For the first quarter of fiscal 1998, net income was adjusted by $374,000 for accretion of redeemable preferred stock to arrive at net income available to common stockholders of $2,000. The redeemable preferred stock was redeemed in full with the proceeds of the Offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the first quarter of fiscal 1999, the Company funded its operations with borrowings on its bank line of credit. Internally generated cash flow from net income was more than offset by increases in inventories and accounts receivable as well as a decrease in income taxes payable. Net working capital (current assets less current liabilities) totaled approximately $15.6 million at May 31, 1998, up slightly from $15.4 million at February 28, 1998.

     Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     In January 1998, the Company amended its Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation to provide (i) a $15.0 million revolving line of credit and (ii) a $5.0 million term note. The Loan Agreement is secured by the assets of the Company. The Company had outstanding borrowings under its line of credit of approximately $2.5 million at May 31, 1998. There were no outstanding borrowings under the term note at May 31, 1998.

     Capital expenditures aggregated $830,000 and $137,000 for the quarters ended May 31, 1998 and 1997, respectively. The Company had capital expenditure commitments aggregating approximately $1.0 million at May 31, 1998. These commitments relate to the purchase of manufacturing equipment and product tooling.

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

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to reach new market participants as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to retain and expand the telescope, binocular and other optical products markets; the Company expanding its distribution network; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

     In addition to other information in this report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect

                            MEADE INSTRUMENTS CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros) increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the U.S. dollar against local currencies causing an effective increase in the price of finished products and components or the decline in value of local currencies against the U.S. dollar resulting in competitive products being manufactured for lower costs and thus exerting downward pricing pressures on the Company's products, shipment delays and the political instability between China and Taiwan.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. SACV 98-240 GLT, United States District Court for the Central District of California. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarf's patent is invalid, void, and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes. A counterclaim dated June 3, 1998 alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881 was also filed against the Company. The counterclaim further alleges that the infringement is willful and seeks unspecified damages, an injunction, and other relief against the Company. The Company contends the counterclaim is without merit and vigorously contests its allegations. The Company will pursue its defenses in its action for declaratory judgment of non-infringement and invalidity. Settlement efforts to date have been unsuccessful and no further settlement negotiations have been scheduled. Investigations by the Company's patent counsel to date reveal facts that, in such counsel's opinion, give the Company meritorious defenses against Reddwarf's patent. However, due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

           Exhibit No. 27 Financial Data Schedule for the quarter ended May 31, 1998.

     6(b) Reports on Form 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEADE INSTRUMENTS CORP.

                                          By:      /s/ JOHN C. DIEBEL

                                            ------------------------------------
                                                       John C. Diebel
                                                   Chairman of the Board
                                                and Chief Executive Officer
Dated: July 2, 1998

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

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                 /s/ JOHN C. DIEBEL                    Chairman of the Board and Chief     July 2, 1998
-----------------------------------------------------  Executive Officer (Principal
                   John C. Diebel                      Executive Officer)

                /s/ STEVEN G. MURDOCK                  Director, President, Chief          July 2, 1998
-----------------------------------------------------  Operating Officer and Secretary
                  Steven G. Murdock

              /s/ BRENT W. CHRISTENSEN                 Vice President -- Finance and       July 2, 1998
-----------------------------------------------------  Chief Financial Officer (Principal
                Brent W. Christensen                   Financial and Accounting Officer)

              /s/ JOSEPH A. GORDON, JR.                Director and Senior Vice President  July 2, 1998
-----------------------------------------------------  of North American Sales
                Joseph A. Gordon, Jr.

                                                       Director
-----------------------------------------------------
                  Timothy C. McQuay

                                                       Director
-----------------------------------------------------
                   Harry L. Casari

                                 EXHIBIT INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
  NO.                            DESCRIPTION                               PAGE
-------                          -----------                           ------------
  27     Financial Data Schedule for the quarter ended May 31, 1998.