Form 10-Q
period 1998-08-31
MEADE INSTRUMENTS CORP
filed 1998-10-13
CIK 1032067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183

                            ------------------------

                            MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                            95-2988062
 (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
      OF INCORPORATION OR                  IDENTIFICATION NO.)
         ORGANIZATION)

  6001 OAK CANYON, IRVINE, CA                     92620
(ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
            OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (949) 451-1450

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of August 31, 1998 is 7,875,500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
                   PART I -- FINANCIAL INFORMATION
Consolidated Balance Sheets (Unaudited) -- August 31, 1998
  and February 28, 1998.....................................         3
Consolidated Statements of Income (Unaudited) -- Three
  Months and Six Months Ended August 31, 1998 and 1997......         4
Consolidated Statements of Cash Flows (Unaudited) -- Six
  Months Ended August 31, 1998 and 1997.....................         5
Notes to Consolidated Financial Statements (Unaudited)......         6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     7 - 9
                     PART II -- OTHER INFORMATION
Other Information...........................................        10
SIGNATURES..................................................        11
EXHIBIT INDEX...............................................        12

                            MEADE INSTRUMENTS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              AUGUST 31,    FEBRUARY 28,
                                                                 1998           1998
                                                              -----------   ------------
Current assets:
  Cash......................................................  $   224,000   $ 1,649,000
  Accounts receivable, less allowance for doubtful accounts
     of $513,000 at August 31, 1998 and $485,000 at February
     28, 1998...............................................    9,160,000     6,024,000
  Inventories...............................................   20,731,000    11,910,000
  Deferred income taxes.....................................    2,291,000     1,424,000
  Prepaid expenses and other current assets.................      240,000       239,000
                                                              -----------   -----------
          Total current assets..............................   32,646,000    21,246,000
Other assets................................................      259,000       361,000
Property and equipment, net of accumulated depreciation of
  $1,682,000 at August 31, 1998 and $1,316,000 at February
  28, 1998..................................................    4,895,000     2,985,000
                                                              -----------   -----------
                                                              $37,800,000   $24,592,000
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $ 9,723,000   $
  Current portion of capital lease obligations..............      208,000       205,000
  Accounts payable..........................................    3,065,000     1,326,000
  Accrued liabilities.......................................    4,392,000     2,692,000
  Income taxes payable......................................                  1,606,000
                                                              -----------   -----------
          Total current liabilities.........................   17,388,000     5,829,000
                                                              -----------   -----------
Long-term capital lease obligations, net of current
portion.....................................................      246,000       341,000
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 7,875,500 shares issued and outstanding at
     August 31, 1998 and February 28, 1998..................       79,000        79,000
  Additional paid-in capital................................   21,445,000    21,445,000
  Retained earnings.........................................    6,147,000     4,903,000
                                                              -----------   -----------
                                                               27,671,000    26,427,000
  Unearned ESOP shares......................................   (7,505,000)   (8,005,000)
                                                              -----------   -----------
          Total stockholders' equity........................   20,166,000    18,422,000
                                                              -----------   -----------
                                                              $37,800,000   $24,592,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                        THREE MONTHS ENDED AUGUST 31,     SIX MONTHS ENDED AUGUST 31,
                                        ------------------------------    ----------------------------
                                            1998             1997             1998            1997
                                        -------------    -------------    ------------    ------------
Net sales...........................     $15,412,000      $12,289,000     $30,233,000     $25,024,000
Cost of sales.......................       8,901,000        7,887,000      17,642,000      16,413,000
                                         -----------      -----------     -----------     -----------
     Gross profit...................       6,511,000        4,402,000      12,591,000       8,611,000
Selling expenses....................       2,895,000        1,267,000       5,768,000       2,681,000
General and administrative
  expenses..........................       2,036,000        1,724,000       3,983,000       3,093,000
Research and development expenses...         228,000          167,000         473,000         361,000
                                         -----------      -----------     -----------     -----------
     Operating income...............       1,352,000        1,244,000       2,367,000       2,476,000
Interest expense....................         142,000          154,000         184,000         748,000
                                         -----------      -----------     -----------     -----------
     Income before income taxes.....       1,210,000        1,090,000       2,183,000       1,728,000
Provision for income taxes..........         520,000          457,000         939,000         719,000
                                         -----------      -----------     -----------     -----------
Net income..........................         690,000          633,000       1,244,000       1,009,000
Accretion on redeemable preferred
  stock.............................                                                         (374,000)
                                         -----------      -----------     -----------     -----------
Net income available to common
  stockholders......................     $   690,000      $   633,000     $ 1,244,000     $   635,000
                                         ===========      ===========     ===========     ===========
Net income per share available to
  common stockholders -- basic and
  diluted...........................     $      0.10      $      0.09     $      0.18     $      0.10
                                         ===========      ===========     ===========     ===========
Weighted average number of shares
  outstanding -- basic..............       6,841,000        6,704,000       6,824,000       6,064,000
                                         ===========      ===========     ===========     ===========
Weighted average number of shares
  outstanding -- diluted............       6,993,000        6,723,000       6,974,000       6,074,000
                                         ===========      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED AUGUST 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              -------------   -----------
Cash flows from operating activities:
  Net income................................................  $  1,244,000    $1,009,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       456,000       249,000
     Debt issuance costs from repayment of term debt........                     400,000
     ESOP contribution......................................       600,000       500,000
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (3,136,000)   (2,614,000)
       Increase in inventories..............................    (8,821,000)   (2,322,000)
       Increase in deferred income taxes....................      (867,000)
       Decrease in prepaid expenses and other assets........        11,000       183,000
       Increase in accounts payable.........................     1,739,000       938,000
       Increase in accrued liabilities......................     1,600,000       258,000
       Decrease in income taxes payable.....................    (1,606,000)     (679,000)
                                                              ------------    ----------
          Net cash used in operating activities.............    (8,780,000)   (2,078,000)
                                                              ------------    ----------
Cash flows from investing activities:
  Capital expenditures......................................    (2,276,000)     (803,000)
                                                              ------------    ----------
          Net cash used in investing activities.............    (2,276,000)     (803,000)
                                                              ------------    ----------
Cash flows from financing activities:
  Payments on long-term debt................................                  (8,183,000)
  Net borrowings under bank line of credit..................     9,723,000       120,000
  Net proceeds from the issuance of common stock............                  17,913,000
  Redemption of preferred stock.............................                  (6,864,000)
  Payments under capital lease obligations..................       (92,000)     (107,000)
                                                              ------------    ----------
          Net cash provided by financing activities.........     9,631,000     2,879,000
                                                              ------------    ----------
Net decrease in cash........................................    (1,425,000)       (2,000)
Cash at beginning of period.................................     1,649,000         4,000
                                                              ------------    ----------
Cash at end of period.......................................  $    224,000    $    2,000
                                                              ============    ==========
Supplemental disclosures of cash flow information:
  Non-cash financing activities:
     Accretion on redeemable preferred stock................                  $  374,000

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

A. The consolidated financial statements have been prepared by the Company and are unaudited.

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarter and six months ended August 31, 1998 and 1997, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

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

D. The composition of inventories is as follows:

                                                  AUGUST 31, 1998    FEBRUARY 28, 1998
                                                  ----------------   -----------------
Raw materials...................................    $ 3,018,000         $ 2,780,000
Work-in-process.................................      1,781,000           1,819,000
Finished goods..................................     15,932,000           7,311,000
                                                    -----------         -----------
                                                    $20,731,000         $11,910,000
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

Three Months Ended August 31, 1998 Compared to Three Months Ended August 31,
1997

     Net sales for the second quarter of fiscal 1999 were $15.4 million compared to $12.3 million for the second quarter of fiscal 1998, an increase of 25.2%. This increase was due to increases in sales of less-expensive telescope lines including those manufactured domestically and those manufactured in Taiwan.

     Gross profit increased from $4.4 million (35.8% of net sales) for the second quarter of fiscal 1998 to $6.5 million (42.2% of net sales) for the second quarter of fiscal 1999, an increase of 47.7%. The increase in gross profit as a percent of net sales was due to the increased sales of more profitable domestically produced products and the effect of the strong U.S. dollar on purchases from Asia.

     Selling expenses increased from $1.3 million (10.3% of net sales) for the second quarter of fiscal 1998 to approximately $2.9 million (18.8% of net sales) for the second quarter of fiscal 1999, an increase of 123.1%. This increase principally reflects (i) higher advertising expenses associated with the Company's continuing national print advertising campaign begun during the first quarter of fiscal 1999 and (ii) higher shipping costs, selling personnel expenses and sales commissions to support higher sales volume for the second quarter of fiscal 1999.

     General and administrative expenses increased from $1.7 million (14.0% of net sales) for the second quarter of fiscal 1998 to $2.0 million (13.2% of net sales) for the second quarter of fiscal 1999, an increase of 17.6%. This increase was generally due to increases in personnel related costs and general increases across a broad category of expenses to support growing sales volume for fiscal 1999.

     Research and development expenses increased from $167,000 (1.4% of net sales) for the second quarter of fiscal 1998 to $228,000 (1.5% of net sales) for the second quarter of fiscal 1999, an increase of 36.5%. This increase was principally due to increased engineering consulting costs.

     Interest expense decreased slightly from $154,000 for the second quarter of fiscal 1998 to $142,000 for the second quarter of fiscal 1999, a decrease of 7.8%.

Six Months Ended August 31, 1998 Compared to Six Months Ended August 31, 1997

     Net sales for the six months ended August 31, 1998 were $30.2 million compared to $25.0 million for the comparable prior year period, an increase of 20.8%. This increase was primarily due to increased sales of domestically produced less-expensive telescopes.

     Gross profit increased from $8.6 million (34.4% of net sales) for the six months ended August 31, 1997 to $12.6 million (41.6% of net sales) for the comparable current year period, an increase of 46.5%. The increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable domestically produced products and the effect of the strong U.S. dollar on purchases from Asia.

     Selling expenses increased from $2.7 million (10.7% of net sales) for the six months ended August 31, 1997 to $5.8 million (19.1% of net sales) for the comparable current year period, an increase of 114.8%. This increase principally reflects (i) higher advertising expenses associated with the Company's national print advertising campaign begun in first quarter of fiscal 1999, (ii) higher freight and other shipping costs due to higher sales volumes for the first six months of fiscal 1999 and (iii) higher shipping and selling personnel costs, sales commissions and marketing expenses to support higher sales volume for the first six months of fiscal 1999.

     General and administrative expenses increased from $3.1 million (12.4% of net sales) for the six months ended August 31, 1997 to $4.0 million (13.2% of net sales) for the comparable current year period, an increase of 29.0%. This increase was generally due to increases in personnel related costs, consulting and professional fees and general increases across a broad category of expenses to support higher sales volume during the first six months of fiscal 1999.

     Research and development expenses increased from $361,000 (1.4% of net sales) for the six months ended August 31, 1997 to $473,000 (1.6% of net sales) for the comparable current year period, an increase of 31.0%. This increase was due to increased internal engineering personnel related costs and increased outside engineering consulting expenses.

     Interest expense decreased from $748,000 for the six months ended August 31, 1997 to $184,000 for the comparable current year period, a decrease of 75.4%. Included in interest expense for the six months ended August 31, 1997 is approximately $400,000 recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense for the six months ended August 31, 1998 decreased 47.1% compared to the six months ended August 31, 1997 (before the write-off of $400,000 of debt issuance costs) due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering in April 1997.

     For the six months ended August 31, 1997, net income was adjusted by $374,000 for accretion of redeemable preferred stock to arrive at net income available to common stockholders of $635,000. The redeemable preferred stock was redeemed in full with the proceeds of the Offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended August 31, 1998, the Company funded its operations with borrowings on its bank line of credit. Internally generated cash flow from net income and increases in accounts payable and accrued liabilities were more than offset by increases in inventories and accounts receivable as well as a decrease in income taxes payable. The increases in inventories and accounts receivable come in anticipation of historically higher sales volume during the third quarter of the fiscal year. Net working capital (current assets less current liabilities) totaled approximately $15.3 million at August 31, 1998, down just slightly from $15.4 million at February 28, 1998. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     In January 1998, the Company amended its Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation to provide (i) a $15.0 million revolving line of credit and (ii) a $5.0 million term note. The Loan Agreement is secured by the assets of the Company. The Company had outstanding borrowings under its line of credit of approximately $9.7 million at August 31, 1998.

     Capital expenditures aggregated $2.3 million and $803,000 for the six months ended August 31, 1998 and 1997, respectively. The Company had no material capital expenditure commitments at August 31, 1998.

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

     In addition to other information in this report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the United States dollar against local currencies causing an effective increase in the price of finished products and components, or the decline in value of local currencies against the U.S. dollar resulting in competitive products being manufactured for lower costs and thus exerting downward pricing pressures on the Company's products, shipment delays and the political instability between China and Taiwan.

     The Company is evaluating its enterprise information system software and other internal software applications and operating systems against anticipated Year 2000 concerns, and believes that its business will not be substantially affected by the advent of the Year 2000. The Company has completed a project to upgrade its enterprise information system software to a Year 2000 compliant version. The Company has also evaluated both its products and its machinery and equipment against Year 2000 concerns. As a result of these evaluations, the Company is not currently aware of any significant exposure to contingencies related to the Year 2000 issue for its enterprise information system software, its products or its machinery and equipment. The Company believes that by February 28, 1999, all evaluation and testing of other internal software applications and operating systems will be completed. The Company believes that those evaluations and tests will have no material effect on the Company's operations and will not require any material expenditures or other material diversion of resources. The Company is currently working with third parties with which it has material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by February 28, 1999. The Company is currently unable to estimate the most reasonable likely worst-case effects of the arrival of the Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonable likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above have been completed.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Part II, Item 1. of the Company's Form 10-Q for the quarter ended May 31, 1998 is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Company's Annual Meeting of Stockholders, held on July 9, 1998, the stockholders of the Company elected all five members of the Board of Directors for staggered terms of one, two and three years as follows:
John C. Diebel and Timothy C. McQuay were each elected for a three-year term expiring at the Company's Annual Meeting to be held in 2001; Steven G. Murdock and Harry L. Casari were each elected for a two-year term expiring at the Company's Annual Meeting to be held in 2000; and Joseph A. Gordon, Jr. was elected for a one-year term expiring at the Company's Annual Meeting to be held in 1999.

     The voting results for the election of directors were as follows:

                                                              FOR       WITHHELD
                                                           ----------   --------
John C. Diebel...........................................  7,031,790     14,034
Timothy C. McQuay........................................  7,032,623     13,201
Steven G. Murdock........................................  7,032,623     13,201
Harry L. Casari..........................................  7,032,623     13,201
Joseph A. Gordon, Jr.....................................  7,032,623     13,201

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

          Exhibit No. 27 Financial Data Schedule for the six months ended August 31, 1998.

     6(b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 1998

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ JOHN C. DIEBEL                   Chairman of the Board and Chief   October 13, 1998
---------------------------------------------------  Executive Officer
                  John C. Diebel                     (Principal Executive Officer)

               /s/ STEVEN G. MURDOCK                 Director, President, Chief        October 13, 1998
---------------------------------------------------  Operating Officer and Secretary
                 Steven G. Murdock

             /s/ BRENT W. CHRISTENSEN                Vice President, Finance and       October 13, 1998
---------------------------------------------------  Chief
               Brent W. Christensen                  Financial Officer (Principal
                                                     Financial and Accounting
                                                     Officer)

             /s/ JOSEPH A. GORDON, JR.               Director and Senior               October 13, 1998
---------------------------------------------------  Vice President of North American
               Joseph A. Gordon, Jr.                 Sales

                                                     Director
---------------------------------------------------
                 Timothy C. McQuay

                                                     Director
---------------------------------------------------
                  Harry L. Casari

                                 EXHIBIT INDEX

EXHIBIT                                                                     SEQUENTIALLY
  NO.                              DESCRIPTION                             NUMBERED PAGE
-------                            -----------                             -------------
  27       Financial Data Schedule for the six months ended August 31,
           1998........................................................