Form 10-Q
period 1998-11-30
MEADE INSTRUMENTS CORP
filed 1998-12-22
CIK 1032067

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

                    FOR THE QUARTER ENDED NOVEMBER 30, 1998

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of common stock outstanding as of November 30, 1998 is
                                   7,882,007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
                   PART I -- FINANCIAL INFORMATION
Consolidated Balance Sheets (Unaudited) -- November 30, 1998
  and February 28, 1998.....................................         3
Consolidated Statements of Income (Unaudited) -- Three
  Months and Nine Months Ended November 30, 1998 and
  1997......................................................         4
Consolidated Statements of Cash Flows (Unaudited) -- Nine
  Months Ended November 30, 1998 and 1997...................         5
Notes to Consolidated Financial Statements (Unaudited)......         6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     7 - 9
                     PART II -- OTHER INFORMATION
Other Information...........................................        10
SIGNATURES..................................................        11
EXHIBIT INDEX...............................................        12

                            MEADE INSTRUMENTS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  1998           1998
                                                              ------------   ------------
Current assets:
  Cash......................................................  $ 1,835,000    $ 1,649,000
  Accounts receivable, less allowance for doubtful accounts
     of $1,243,000 at November 30, 1998 and $485,000 at
     February 28, 1998......................................   19,381,000      6,024,000
  Inventories...............................................   15,445,000     11,910,000
  Deferred income taxes.....................................    2,291,000      1,424,000
  Prepaid expenses and other current assets.................      226,000        239,000
                                                              -----------    -----------
          Total current assets..............................   39,178,000     21,246,000
Other assets................................................      315,000        361,000
Property and equipment, net of accumulated depreciation of
  $1,814,000 at November 30, 1998 and $1,316,000 at February
  28, 1998..................................................    3,751,000      2,985,000
                                                              -----------    -----------
                                                              $43,244,000    $24,592,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $ 6,872,000    $
  Current portion of capital lease obligations..............      208,000        205,000
  Accounts payable..........................................    2,167,000      1,326,000
  Accrued liabilities.......................................    6,362,000      2,692,000
  Income taxes payable......................................    2,940,000      1,606,000
                                                              -----------    -----------
          Total current liabilities.........................   18,549,000      5,829,000
                                                              -----------    -----------
Long-term capital lease obligations, net of current
portion.....................................................      337,000        341,000
                                                              -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 7,882,007 and 7,875,500 shares issued and
     outstanding at November 30, 1998 and February 28, 1998,
     respectively...........................................       79,000         79,000
  Additional paid-in capital................................   21,491,000     21,445,000
  Retained earnings.........................................   10,043,000      4,903,000
                                                              -----------    -----------
                                                               31,613,000     26,427,000
  Unearned ESOP shares......................................   (7,255,000)    (8,005,000)
                                                              -----------    -----------
          Total stockholders' equity........................   24,358,000     18,422,000
                                                              -----------    -----------
                                                              $43,244,000    $24,592,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                               NOVEMBER 30,           NINE MONTHS ENDED NOVEMBER 30,
                                        --------------------------    ------------------------------
                                           1998           1997            1998             1997
                                        -----------    -----------    -------------    -------------
Net sales...........................    $31,247,000    $24,105,000     $61,480,000      $49,129,000
Cost of sales.......................     17,956,000     15,144,000      35,598,000       31,557,000
                                        -----------    -----------     -----------      -----------
     Gross profit...................     13,291,000      8,961,000      25,882,000       17,572,000
Selling expenses....................      3,276,000      2,295,000       9,044,000        4,976,000
General and administrative
  expenses..........................      2,697,000      1,860,000       6,680,000        4,953,000
Research and development expenses...        253,000        232,000         726,000          593,000
                                        -----------    -----------     -----------      -----------
     Operating income...............      7,065,000      4,574,000       9,432,000        7,050,000
Interest expense....................        230,000        204,000         414,000          952,000
                                        -----------    -----------     -----------      -----------
     Income before income taxes.....      6,835,000      4,370,000       9,018,000        6,098,000
Provision for income taxes..........      2,939,000      1,836,000       3,878,000        2,555,000
                                        -----------    -----------     -----------      -----------
Net income..........................      3,896,000      2,534,000       5,140,000        3,543,000
Accretion on redeemable preferred
  stock.............................                                                       (374,000)
                                        -----------    -----------     -----------      -----------
Net income available to common
  stockholders......................    $ 3,896,000    $ 2,534,000     $ 5,140,000      $ 3,169,000
                                        ===========    ===========     ===========      ===========
Net income per share available to
  common stockholders -- basic......    $      0.57    $      0.38     $      0.75      $      0.50
                                        ===========    ===========     ===========      ===========
Net income per share available to
  common stockholders -- diluted....    $      0.56    $      0.37     $      0.74      $      0.50
                                        ===========    ===========     ===========      ===========
Weighted average number of shares
  outstanding -- basic..............      6,878,000      6,738,000       6,824,000        6,289,000
                                        ===========    ===========     ===========      ===========
Weighted average number of shares
  outstanding -- diluted............      7,000,000      6,815,000       6,982,000        6,321,000
                                        ===========    ===========     ===========      ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     NOVEMBER 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Cash flows from operating activities:
  Net income................................................  $  5,140,000   $  3,543,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       628,000        348,000
     Debt issuance costs from repayment of term debt........                      400,000
     ESOP contribution......................................       900,000        800,000
     Changes in assets and liabilities:
       Increase in accounts receivable......................   (13,361,000)   (10,986,000)
       (Increase) decrease in inventories...................    (3,535,000)       890,000
       Increase in deferred income taxes....................      (867,000)
       Decrease in prepaid expenses and other assets........        24,000        258,000
       Increase in accounts payable.........................       870,000        179,000
       Increase in accrued liabilities......................     3,492,000      1,287,000
       Increase in income taxes payable.....................     1,334,000      1,156,000
                                                              ------------   ------------
          Net cash used in operating activities.............    (5,375,000)    (2,125,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Capital expenditures......................................    (2,520,000)    (1,981,000)
  Sale of equipment.........................................     1,323,000             --
                                                              ------------   ------------
          Net cash used in investing activities.............    (1,197,000)    (1,981,000)
                                                              ------------   ------------
Cash flows from financing activities:
  Payments on long-term debt................................                   (8,183,000)
  Net borrowings under bank line of credit..................     6,872,000      2,536,000
  Net proceeds from the issuance of common stock............                   17,913,000
  Redemption of preferred stock.............................                   (6,864,000)
  Payments under capital lease obligations..................      (160,000)      (162,000)
  Exercise of options.......................................        46,000             --
                                                              ------------   ------------
          Net cash provided by financing activities.........     6,758,000      5,240,000
                                                              ------------   ------------
Net increase in cash........................................       186,000      1,134,000
Cash at beginning of period.................................     1,649,000          4,000
                                                              ------------   ------------
Cash at end of period.......................................  $  1,835,000   $  1,138,000
                                                              ============   ============
Supplemental disclosures of cash flow information:
  Non-cash financing activities:
     Accretion on redeemable preferred stock................                 $    374,000

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The results of operations for the quarter and nine months ended November 30, 1998 and 1997, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

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

D. The composition of inventories is as follows:

                                                NOVEMBER 30, 1998    FEBRUARY 28, 1998
                                                ------------------   -----------------
Raw materials.................................     $ 3,205,000          $ 2,780,000
Work-in-process...............................       1,783,000            1,819,000
Finished goods................................      10,457,000            7,311,000
                                                   -----------          -----------
                                                   $15,445,000          $11,910,000
                                                   ===========          ===========

                            MEADE INSTRUMENTS CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The nature of the Company's business is seasonal. Historically, sales in the third quarter have been higher than sales achieved in each of the other three fiscal quarters of the year. Thus, expenses and, to a greater extent, operating income vary by quarter. Caution, therefore, is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

     Net sales for the third quarter of fiscal 1999 were $31.2 million compared to $24.1 million for the third quarter of fiscal 1998, an increase of 29.5%. This increase was principally due to increases in sales of less-expensive telescope lines including those manufactured domestically and those manufactured in Taiwan as well as increases in sales of other domestically produced lines and increases in accessory sales.

     Gross profit increased from $9.0 million (37.2% of net sales) for the third quarter of fiscal 1998 to $13.3 million (42.6% of net sales) for the third quarter of fiscal 1999, an increase of 47.8%. The increase in gross profit as a percent of net sales was due to the increased sales of more profitable domestically produced products, increased sales of accessories which generally carry higher margins than other product lines and downward cost pressure on purchases from Asia.

     Selling expenses increased from $2.3 million (9.5% of net sales) for the third quarter of fiscal 1998 to $3.3 million (10.5% of net sales) for the third quarter of fiscal 1999, an increase of 43.5%. This increase reflects higher advertising and other marketing expenses principally associated with the Company's national print and radio advertising campaign and higher shipping costs to support higher sales volume for the third quarter of fiscal 1999.

     General and administrative expenses increased from $1.9 million (7.7% of net sales) for the third quarter of fiscal 1998 to $2.7 million (8.6% of net sales) for the third quarter of fiscal 1999, an increase of 42.1%. This increase was generally due to increases in personnel related costs and consulting and professional fees.

     Research and development expenses increased slightly from $232,000 (1.0% of net sales) for the third quarter of fiscal 1998 to $253,000 (0.8% of net sales) for the third quarter of fiscal 1999, an increase of 9.0%.

     Interest expense increased slightly from $204,000 for the third quarter of fiscal 1998 to $230,000 for the third quarter of fiscal 1999, an increase of 12.7%.

Nine Months Ended November 30, 1998 Compared to Nine Months Ended November 30, 1997

     Net sales for the nine months ended November 30, 1998 were $61.5 million compared to $49.1 million for the comparable prior year period, an increase of 25.2%. This increase was primarily due to increased sales of domestically produced less-expensive telescopes.

     Gross profit increased from $17.6 million (35.7% of net sales) for the nine months ended November 30, 1997 to $25.9 million (42.1% of net sales) for the comparable current year period, an increase of 47.2%. The increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable domestically produced products, increased sales of accessories which generally carry higher margins than other product lines and downward cost pressure on purchases from Asia.

     Selling expenses increased from $5.0 million (10.1% of net sales) for the nine months ended November 30, 1997 to $9.0 million (14.7% of net sales) for the comparable current year period, an increase of 80.0%. This increase reflects (i) higher advertising and other marketing expenses principally associated with the Company's national advertising campaign commenced in the first quarter of fiscal 1999, (ii) higher freight and other shipping costs due to higher sales volumes for the first nine months of fiscal 1999 and (iii) higher shipping and selling personnel costs, sales commissions and other expenses to support higher sales volume for the first nine months of fiscal 1999.

     General and administrative expenses increased from $5.0 million (10.1% of net sales) for the nine months ended November 30, 1997 to $6.7 million (10.9% of net sales) for the comparable current year period, an increase of 34.0%. This increase was generally due to increases in personnel related costs and consulting and professional fees during the first nine months of fiscal 1999.

     Research and development expenses increased from $593,000 (1.2% of net sales) for the nine months ended November 30, 1997 to $726,000 (1.2% of net sales) for the comparable current year period, an increase of 22.4%. This increase was due to increased internal engineering personnel related costs and increased outside engineering consulting expenses.

     Interest expense decreased from $952,000 for the nine months ended November 30, 1997 to $414,000 for the comparable current year period, a decrease of 56.5%. Included in interest expense for the nine months ended November 30, 1997 is approximately $400,000 recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense for the nine months ended November 30, 1998 decreased 25.0% compared to the nine months ended November 30, 1997 (before the write-off of $400,000 of debt issuance costs) due to lower average borrowings on the Company's line of credit and the elimination of the long-term bank debt that was retired with the proceeds of the Offering in April 1997.

     For the nine months ended November 30, 1997, net income was adjusted by $374,000 for accretion of redeemable preferred stock to arrive at net income available to common stockholders of $3.2 million. The redeemable preferred stock was redeemed in full with the proceeds of the Offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended November 30, 1998, the Company funded its operations with borrowings on its bank line of credit. Internally generated cash flow from net income and increases in accounts payable, accrued liabilities and income taxes payable were more than offset by increases in inventories and accounts receivable. The significant increase in accounts receivable (up $13.4 million from February 28, 1998 to November 30, 1998) is due to seasonably higher sales during the quarter ended November 30, 1998. Net working capital (current assets less current liabilities) totaled approximately $20.6 million at November 30, 1998, up from $15.4 million at February 28, 1998. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     In January 1998, the Company amended its Loan and Security Agreement (the "Loan Agreement") to provide (i) a $15.0 million revolving line of credit and
(ii) a $5.0 million term note. The Loan Agreement is secured by the assets of the Company. The Company had outstanding borrowings under its line of credit of approximately $6.9 million at November 30, 1998.

     During the quarter ended November 30, 1998, the Company sold and leased back under operating leases approximately $1.3 million in equipment. Capital expenditures aggregated $2.5 million and $2.0 million for the nine months ended November 30, 1998 and 1997, respectively. The Company had no material capital expenditure commitments at November 30, 1998.

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

     In addition to other information in this report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, decline in the value of the United States dollar against local currencies causing an effective increase in the price of finished products and components, or the decline in value of local currencies against the U.S. dollar resulting in competitive products being manufactured for lower costs and thus exerting downward pricing pressures on the Company's products, shipment delays or political instability in the foreign countries where the Company purchases or assembles products, including Taiwan, Japan, Peoples Republic of China, Korea and Mexico.

     The Company is evaluating its enterprise information system software and other internal software applications and operating systems against anticipated Year 2000 concerns, and believes that its business will not be substantially affected by the advent of the Year 2000. The Company has completed a project to upgrade its enterprise information system software to a Year 2000 compliant version. The Company has also evaluated both its products and its machinery and equipment against Year 2000 concerns. As a result of these evaluations, the Company is not currently aware of any significant exposure to contingencies related to the Year 2000 issue for its enterprise information system software, its products or its machinery and equipment. The Company believes that by February 28, 1999, all evaluation and testing of other internal software applications and operating systems will be completed. The Company believes that those evaluations and tests will have no material effect on the Company's operations and will not require any material expenditures or other material diversion of resources. The Company is currently working with third parties with which it has material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by February 28, 1999. The Company is currently unable to estimate reasonable likely worst-case effects of the arrival of the Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonable likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above have been completed.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

          Exhibit No. 27 Financial Data Schedule for the nine months ended November 30, 1998.

     6(b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 1998

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

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----

                /s/ JOHN C. DIEBEL                   Chairman of the Board and       December 21, 1998
---------------------------------------------------  Chief Executive Officer
                  John C. Diebel                     (Principal Executive Officer)

               /s/ STEVEN G. MURDOCK                 Director, President, Chief      December 21, 1998
---------------------------------------------------  Operating Officer and
                 Steven G. Murdock                   Secretary

             /s/ BRENT W. CHRISTENSEN                Vice President, Finance and     December 21, 1998
---------------------------------------------------  Chief
               Brent W. Christensen                  Financial Officer (Principal
                                                     Financial and Accounting
                                                     Officer)

             /s/ JOSEPH A. GORDON, JR.               Director and Senior             December 21, 1998
---------------------------------------------------  Vice President of North
               Joseph A. Gordon, Jr.                 American Sales

                                                     Director
---------------------------------------------------
                 Timothy C. McQuay

                                                     Director
---------------------------------------------------
                  Harry L. Casari

                                 EXHIBIT INDEX

EXHIBIT                                                                     SEQUENTIALLY
  NO.                              DESCRIPTION                             NUMBERED PAGE
-------                            -----------                             -------------
  27       Financial Data Schedule for the nine months ended November
           30, 1998....................................................