Form 10-K
period 1999-02-28
MEADE INSTRUMENTS CORP
filed 1999-05-28
CIK 1032067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 18, 1999, there were outstanding 7,883,463 shares of the Registrant's common stock, par value $0.01 per share ("common stock"), which is the only class of common stock of the Registrant. As of May 18, 1999 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $12.56 per share as reported by Nasdaq, was approximately $54.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I
Item 1.   Business....................................................     1
          Executive Officers of the Registrant........................     6
Item 2.   Properties..................................................     7
Item 3.   Legal Proceedings...........................................     7
Item 4.   Submission of Matters to a Vote of Security Holders.........     8

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     8
Item 6.   Selected Financial Data.....................................     9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 8.   Financial Statements and Supplementary Data.................    16
Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    16

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    16
Item 11.  Executive Compensation......................................    16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    16
Item 13.  Certain Relationships and Related Transactions..............    16

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................    17

                CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
Report of Independent Accountants.....................................   F-1
Consolidated Balance Sheets at February 28, 1998 and 1999.............   F-2
Consolidated Statements of Income for each of the three years in the
  period ended February 28, 1999......................................   F-3
Consolidated Statements of Stockholders' Equity for the three years in
  the period ended February 28, 1999..................................   F-4
Consolidated Statements of Cash Flows for the three years in the
  period ended February 28, 1999......................................   F-5
Notes to Consolidated Financial Statements............................   F-6

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

     Since its founding in 1972, Meade has strived to develop a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Meade manufactures nearly the complete line of its advanced astronomical telescopes in Irvine, California, including the production all of the optical systems, which are critical components of telescopes. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry's most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade's telescopes are not Meade's primary market, the Company's Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies, including the University of California, Los Alamos National Laboratory, Lawrence Livermore Laboratory, National Radio Astronomy Observatory and NASA/Aames Research. The Company has capitalized on its brand name recognition among serious amateur astronomers to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade has become a major supplier of telescopes to such retailers as The Nature Company, Natural Wonders, J.C. Penney and Discovery Channel Stores. To complement its extensive line of telescopes and leverage its distribution system, in 1996, the Company introduced a complete line of binoculars to be sold under the Meade brand name.

     Meade was sold by its founder and current Chief Executive Officer to a private investor in 1986 and was then reacquired by the Company's senior management in 1991. After reacquisition, management reemphasized the importance of research and development for new products and product enhancements. Meade also significantly broadened the Company's less-expensive telescope line and negotiated an exclusive arrangement with a Taiwanese company (the "Taiwanese Factory") to manufacture substantially all of the Company's less-expensive telescopes in accordance with the Company's proprietary designs. Meade also increased the marketing of its products by advertising in periodicals directed to amateur astronomers and by providing greater support to the Company's dealers, specialty retailers, foreign distributors, mass merchandiser, and the end users of Meade's products. Emphasis on research and development, enhancing the Company's less-expensive telescope line, targeted marketing and end user support continues. The Company committed nearly $1 million to research and development during fiscal 1999, with the majority of those expenditures centered on the development of the Company's less-expensive telescope lines. Recently, Meade has expanded its print advertising campaign into more than two dozen consumer magazines in order to reach a broader segment of the consumer market. Meade also publishes a comprehensive, full-color, high quality product catalogue which provides significant product exposure to the serious amateur astronomer. In addition, Meade publishes an abridged version of its product catalogue aimed at the casual observer or general consumer with an interest in celestial or terrestrial observing.

     In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers and mass merchandisers, which offer Meade's products in more than 1,500 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. Meade sells its products internationally through a network of approximately 30 foreign distributors, many of which service retail locations in their respective countries. Export sales accounted for approximately 15% of the Company's net sales for the fiscal year ended February 28, 1999. The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, further expansion into the binocular market and expansion of the Company's distribution network.

INDUSTRY OVERVIEW

     Market-size data for the telescope and binocular industries is difficult to obtain because many of the companies in the industry are either private or subsidiaries or divisions of larger public companies. The Company believes that the overall size of the telescope market is driven, in part, by the introduction of new products.

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

     Quality Control. Meade's manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product's precision optical system to its final assembly and testing. The Company manufactures all of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while most of the Company's less-expensive telescopes are manufactured for the Company in Taiwan through an exclusive arrangement with the Taiwanese Factory. This exclusive arrangement provides the Company with the ability to exert control over the telescope manufacturing process to ensure the quality and performance of its less-expensive products. To support this arrangement, Meade employs a Taiwanese quality control engineer on a full-time basis and regularly commits one of its United States based quality control engineers to the Taiwanese Factory.

     Broad Distribution Network. The Company's sales force works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts department to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company's customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes to such retailers as The Nature Company, Natural Wonders, Wal-Mart, J.C. Penney and Discovery Channel Stores. Meade also has an expanding international presence. Export sales have grown from $4.2 million for the fiscal year ended February 28, 1995 to $11.6 million for the fiscal year ended February 28, 1999.

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

     Advanced Astronomical Telescopes. Among the Company's most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur a broad range of products from the economical 8" LX10 to the state-of-the-art 16" LX200. The model LX200 telescopes, also available in 7, 8, 10 and 12-inch apertures, are the most popular of the Company's telescopes among serious amateur astronomers. The LX200 telescopes feature a built-in computer library of 64,350 celestial objects. These objects are catalogued in the Company's proprietary hand-held electronic keypad command center, which operates the computerized control system for the LX200 telescopes. By entering any of the celestial objects into the keypad, the telescope automatically locates and tracks the selected object. Also well received by the serious amateur market is the Company's line of Starfinder telescopes. These larger-aperture reflecting telescopes are economically priced and offer views of a wide range of celestial objects. In fiscal 1998, the Company introduced its LXD500 series followed by the LXD300 series in fiscal 1999, a mid-priced line of telescopes on equatorial mounts. These telescopes offer the serious amateur, with a preference for an equatorial mount, a telescope ready for a wide range of advanced photographic and visual applications. The advanced astronomical telescopes collectively represented approximately 3% of telescope units shipped and approximately 22% of the Company's net sales for the fiscal year ended February 28, 1999.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company's less-expensive 60mm to 114mm refracting and reflecting telescopes, the original ETX mirror-lens telescope and the recently introduced ETX-90EC, include many of the features of the more advanced telescopes at economical prices. The Company also offers several variations of its small refracting and reflecting telescopes for distribution on an exclusive basis of selected models to specific specialty retailers. These telescope models comprise the lower-price end of the Company's product line. Sales of these entry-level telescopes comprised approximately 97% of the Company's telescope units shipped and approximately 60% of the Company's net sales for the fiscal year ended February 28, 1999.

     Binoculars. The Company recently introduced a complete line of consumer binoculars that have been sold through the Company's existing distribution network. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binoculars represented approximately 3% of the Company's net sales for the fiscal year ended February 28, 1999.

     Accessories. The Company also offers accessories for each of its telescope series which range from additional eyepieces and camera adapters to CCD autoguider/imagers and celestial observation software. Approximately 250 accessory products are currently available from the Company. Sales of accessories represented approximately 15% of the Company's net sales for the fiscal year ended February 28, 1999.

SALES AND MARKETING

     The Company's telescopes and accessories are sold through a domestic network of mail order dealers, specialty retailers and mass merchandisers and through an international network of foreign distributors. The Company's high-end products are generally sold through mail order dealers or single and multiple location specialty retailers, while Meade's less-expensive products are sold in a similar manner but are also sold principally through mass merchandisers. The Company maintains direct contact with its larger domestic dealers and foreign distributors through the Company's sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers.

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

CUSTOMERS

     The Company markets its products domestically through a network of mail order dealers, specialty retailers and mass merchandisers and internationally through a network of foreign distributors. Included among the Company's customers are the following retail outlets, mass merchandisers and foreign distributors: The Nature Company, Natural Wonders, MIC International Corp. (Japan), Astrocom GmbH (Germany), Wal-Mart, J.C. Penney and Discovery Channel Stores.

     Throughout fiscal 1999, the Company sold its products to mail order dealers and to more than 500 specialty retailers and mass merchandisers which offer Meade's products in more than 1,500 retail store outlets. During fiscal 1999, The Nature Company ("TNC"), the Company's largest customer, accounted for approximately 14% of the Company's net sales. Service Merchandise Co. and TNC accounted for approximately 14% and 12%, respectively, of the Company's net sales for fiscal 1998. No customer other than TNC and Service Merchandise has accounted for more than 10% of the Company's net sales during the last three fiscal years. The Company's ten largest customers, in the aggregate, accounted for approximately 55% of the Company's net sales in fiscal 1999. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

OPERATIONS

     Materials and Supplies. The Company purchases high grade optical glass in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company's domestically manufactured telescopes are individually polished and hand-figured by a master optician to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company's products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.

     Polishing and Hand Figuring. After a Schmidt-Cassegrain,
Maksutov-Cassegrain, ED-refractor or Newtonian glass surface is fine ground, the mirror or lens is polished for up to 16 hours to obtain full transmission or reflectivity. It is at this point that the Company's opticians perform the final lens or mirror shaping (a process called figuring).

     Optical Testing. As each of the Company's ED-refractors,
Maksutov-Cassegrain optical sets, Schmidt-Cassegrain optical sets, or parabolic Newtonian primary mirrors progress through the grinding, polishing and hand-figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction.

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

     Most of the Company's less-expensive telescopes are manufactured exclusively for the Company in Taiwan. Since 1990, the Company has worked closely with the Taiwanese Factory, developing proprietary telescope designs and instructing the Taiwanese Factory's personnel in the production of telescopes that meet the Company's quality standards. In January 1995, in order to assure a reliable flow of products to meet the Company's increasing requirements, and in order to ensure the Company would be able to exert sufficient control over the manufacturing process and thus ensure that its quality standards are maintained, the Company and the Taiwanese Factory entered into a supply agreement ("the 1995 agreement") wherein the Taiwanese Factory agreed to manufacture telescopes exclusively for sale through Meade and wherein Meade agreed to purchase essentially all of its less-expensive telescopes from the Taiwanese Factory. The 1995 agreement expired on May 5, 1998. As of that date, the Company and the Taiwanese Factory entered into a new supply agreement with exclusivity provisions that are similar to those of the 1995 agreement. The Company owns many of the designs, molds and dies used by the Taiwanese Factory and regularly sends manufacturing and engineering personnel to the manufacturing facility in Taiwan to ensure that high quality telescopes are produced.

COMPETITION

     The telescope and binocular industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron (recently acquired by Tasco), Bushnell, Tasco and Simmons and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Bresser Optik GmbH and Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. In addition, some of the Company's current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

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

EMPLOYEES

     As of February 28, 1999, Meade had 296 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company's employees is represented by a union. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company's growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), effective March 1, 1996. The ESOP provides participating employees an opportunity to receive beneficial ownership of Meade's common stock.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 15, 1999:

              NAME                 AGE                       POSITION
              ----                 ---                       --------
John C. Diebel...................  55    Chairman of the Board and Chief Executive Officer
Steven G. Murdock................  47    President, Chief Operating Officer, Secretary,
                                         Director
Joseph A. Gordon, Jr.............  49    Senior Vice President -- North American Sales,
                                         Director
Brent W. Christensen.............  40    Vice President -- Finance and Chief Financial
                                         Officer
Mark D. Peterson.................  37    Vice President and General Counsel
Kenneth W. Baun..................  51    Vice President -- Engineering
Robert A. Wood, III..............  38    Vice President -- Manufacturing

     John C. Diebel founded Meade Instruments Corp. in 1972. He has been the Chairman of the Board and Chief Executive Officer of the Company for the majority of the time since December 1975. Prior to founding the Company, Mr. Diebel worked as an engineer for TRW Inc. and Hughes Aircraft Co. Mr. Diebel graduated from the California Institute of Technology with BS and MS degrees in electrical engineering and received a Ph.D. degree in electrical engineering from the University of Southern California.

     Steven G. Murdock, a director of the Company since April 1996, has been the Company's President and Chief Operating Officer since October 1990 and the Company's Secretary since April 1996. From May 1980 to October 1990, Mr. Murdock was the Company's Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge.

     Joseph A. Gordon, Jr., a director of the Company since April 1996, has been the Company's Senior Vice President -- North American Sales since June 1995. From December 1984 to June 1995, he worked as the Company's Vice President -- North American Sales. From January 1981 to December 1984, Mr. Gordon was the Vice President of Sales at Celestron. Mr. Gordon received a BS degree in marketing from the University of Cincinnati.

     Brent W. Christensen has been the Company's Vice President -- Finance since June 1995 and Chief Financial Officer since April 1996. From August 1993 to June 1995, he worked as the Company's controller. Mr. Christensen is a Certified Public Accountant, and from January 1985 to August 1993, he worked as an audit manager with Ernst & Young LLP. Mr. Christensen received a BA degree in business administration from California State University at Fullerton.

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

     Kenneth W. Baun has been the Company's Vice President -- Engineering since June 1995. From March 1995 to June 1995, he worked as an engineering manager for the Company. From 1991 to 1995, Mr. Baun was the President of Summit Instruments Corp., a producer of disk drive test equipment. In addition, from 1973 to 1980, Mr. Baun worked as an engineering department manager at UNISYS. Mr. Baun received a BA degree in electrical engineering and an MS degree in computer science from the University of California at Los Angeles.

     Robert A. Wood, III has been the Company's Vice President -- Manufacturing since June 1995. From March 1991 to June 1995, he was the Company's Manager-Optics. From October 1988 to March 1991, he worked as a project engineer for the Company. Mr. Wood received a BS degree in electronics engineering technology from Brigham Young University.

ITEM 2. PROPERTIES

     The Company leases a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. The lease expires in September 2007. Net lease expenses on the facility are approximately $75,000 per month, with fixed increases of approximately 3% per year.

ITEM 3. LEGAL PROCEEDINGS

     Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. 98-240 GLT, United States District Court for the Central District of California. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgement that Reddwarf's patent is invalid, void and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes. A counterclaim dated June 3, 1998 alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881 was also filed against the Company. The counterclaim further alleges that the infringement is willful and seeks unspecified damages, an injunction and other relief against the Company. The Company contends the counterclaim is without merit and vigorously contests its allegations. The Company will pursue its defenses in its action for declaratory judgment of non-infringement and invalidity. Settlement efforts to date have been unsuccessful and no further settlement negotiations have been scheduled. Investigations by the Company's patent counsel to date reveal facts that, in such counsel's opinion, give the Company meritorious defenses against Reddwarf's patent. However, due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's initial public offering was completed on April 14, 1997 (the "Offering"), and from that date to the present, the Company's common stock has been listed on the Nasdaq National Market under the symbol "MEAD." The high and low sales prices on a per share basis for the Company's common stock during each quarterly period for the fiscal years ended February 28, 1998 and 1999 were:

           YEAR ENDED FEBRUARY 28, 1998:              HIGH      LOW
           -----------------------------             ------    ------
Fourth quarter.....................................  $10.00    $ 8.63
Third quarter......................................  $10.75    $ 7.63
Second quarter.....................................  $ 8.63    $ 6.88
First quarter......................................  $ 7.75    $ 6.25

           YEAR ENDED FEBRUARY 28, 1999:              HIGH      LOW
           -----------------------------             ------    ------
Fourth quarter.....................................  $13.63    $10.75
Third quarter......................................  $11.00    $ 9.25
Second quarter.....................................  $11.00    $ 9.38
First quarter......................................  $11.13    $ 9.13

     The reported closing sales price of the Company's common stock on the Nasdaq National Market on May 18, 1999 was $12.56. As of May 18, 1999, there were 44 holders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND WEIGHTED AVERAGE SHARE AMOUNTS)

     The following data have been derived from the Company's audited consolidated financial statements, including the consolidated balance sheets at February 28, 1998 and 1999 and the consolidated statements of income for the three years ended February 28, 1999 and the notes thereto appearing elsewhere herein.

                                                        YEAR ENDED FEBRUARY 28 (29),
                                       --------------------------------------------------------------
                                          1995         1996         1997         1998         1999
                                       ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net sales............................  $   24,934   $   29,770   $   47,151   $   59,905   $   76,321
Cost of sales........................      17,040       20,054       31,845       38,245       44,255
                                       ----------   ----------   ----------   ----------   ----------
  Gross profit.......................       7,894        9,716       15,306       21,660       32,066
Selling expenses.....................       2,035        2,832        4,759        6,771       12,268
General and administrative
  expenses(1)........................       2,118        2,951        5,970        6,564        8,525
Research and development expenses....         423          518          628          854          978
                                       ----------   ----------   ----------   ----------   ----------
  Operating income...................       3,318        3,415        3,949        7,471       10,295
Interest expense.....................         470          659        1,657        1,034          473
                                       ----------   ----------   ----------   ----------   ----------
  Income before income taxes.........       2,848        2,756        2,292        6,437        9,822
Income taxes.........................         797        1,200          960        2,702        4,223
                                       ----------   ----------   ----------   ----------   ----------
Net income before accretion..........       2,051        1,556        1,332        3,735        5,599
Accretion on redeemable preferred
  stock(2)...........................                                (4,310)        (374)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) available to common
  stockholders.......................  $    2,051   $    1,556   $   (2,978)  $    3,361   $    5,599
                                       ==========   ==========   ==========   ==========   ==========
Per share information:
Net income before adjustment to net
  income available per common
  share -- basic.....................  $     0.45   $     0.34   $     0.34   $     0.58   $     0.82
Accretion on redeemable preferred
  stock(2)...........................                                 (1.10)       (0.06)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) per share available
  to common stockholders -- basic....  $     0.45   $     0.34   $    (0.76)  $     0.52   $     0.82
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per share available
  to common stockholders --diluted...  $     0.45   $     0.34   $    (0.76)  $     0.52   $     0.80
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding -- basic...............   4,571,000    4,571,000    3,938,000    6,410,000    6,859,000
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding -- diluted.............   4,571,000    4,571,000    3,938,000    6,458,000    7,035,000
                                       ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
Working capital......................  $    3,358   $    4,183   $    6,252   $   15,417   $   21,388
Total assets.........................      10,197       13,035       20,524       24,592       34,624
Total current liabilities............       5,827        7,364       11,775        5,829        9,134
Long-term debt, net of current
  portion............................         650          450        6,599
Redeemable preferred stock...........                                 6,490
Stockholders' equity (deficit).......       3,215        4,771       (4,952)      18,422       25,267

---------------
(1) General and administrative expenses for the fiscal years ended February 28, 1997, 1998 and 1999 included ESOP contribution expenses of $2.0 million, $1.1 million and $1.2 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Liquidity and Capital Resources."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, the more detailed information and consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of net sales for the periods indicated.

                                                              YEAR ENDED FEBRUARY 28,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   67.5     63.8     58.0
                                                              -----    -----    -----
Gross profit................................................   32.5     36.2     42.0
Operating expenses:
  Selling expenses..........................................   10.1     11.3     16.0
  General and administrative expenses.......................   12.6     11.0     11.2
  Research and development expenses.........................    1.4      1.4      1.3
                                                              -----    -----    -----
     Total operating expenses...............................   24.1     23.7     28.5
                                                              -----    -----    -----
Income from operations......................................    8.4     12.5     13.5
Interest expense............................................    3.5      1.8       .6
                                                              -----    -----    -----
Income before income taxes..................................    4.9     10.7     12.9
Provision for income taxes..................................    2.1      4.5      5.5
                                                              -----    -----    -----
Net income..................................................    2.8      6.2      7.4
                                                              =====    =====    =====

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales increased from $59.9 million in fiscal 1998 to $76.3 million in fiscal 1999, an increase of 27.4%. This increase was primarily due to (i) an increase of approximately $11.0 million in net sales of entry-level telescopes, reflecting demand for smaller aperture more affordable telescopes and (ii) a combined increase of approximately $6.0 million in net sales of advanced telescopes and telescope accessories offset by approximately $1.0 million decrease in binocular sales.

     Gross profit increased from $21.7 million (36.2% of net sales) in fiscal 1998 to $32.1 million (42.0% of net sales) in fiscal 1999, an increase of 47.9%. Gross profit as a percentage of net sales improved due to a sales mix that favored more profitable lines of domestically manufactured products, increased sales of accessories which generally have a higher gross profit margin than many of the Company's other products and downward cost pressure on purchases from Asia.

     Selling expenses increased from $6.8 million (11.3% of net sales) in fiscal 1998 to $12.3 million (16.0% of net sales) in fiscal 1999, an increase of 80.9%. This increase principally reflects (i) higher advertising and marketing expenses to support higher sales volumes for the 1999 fiscal year as compared to the 1998 fiscal year, (ii) higher provisions for bad debts prompted by the bankruptcy of a significant customer (iii) higher freight and other shipping costs due to higher sales volumes in fiscal 1999 as compared to fiscal 1998 and (iv) higher selling and shipping personnel expenses for fiscal 1999 as compared to fiscal 1998.

     General and administrative expenses increased from $6.6 million (11.0% of net sales) for the fiscal year ended February 28, 1998 to $8.5 million (11.2% of net sales) for the 1999 fiscal year. This increase was generally due to increases in personnel related costs, and increases in consulting and professional fees.

     Research and development expenses increased from $854,000 (1.4% of net sales) in fiscal 1998 to $978,000 (1.3% of net sales) in fiscal 1999, an increase of 14.5%. This increase was due to higher personnel related costs and higher outside consulting costs during fiscal 1999 as compared to the prior fiscal year.

     Interest expense decreased from $1.0 million for the fiscal year ended February 28, 1998 to $473,000 for the 1999 fiscal year, a decrease of 52.7%. Included in interest expense for the 1998 fiscal year was approximately $400,000 recognized pursuant to the write-off of previously capitalized debt issuance costs related to bank term debt that was retired with the proceeds of the Offering in April 1997. Interest expense in fiscal 1999 decreased 25.4% compared to interest expense for the 1998 fiscal year before the write-off of $400,000 of debt issuance costs. This decrease was due to lower average interest rates on the Company's line of credit during fiscal 1999 as well as the elimination of long-term bank debt that was retired with the proceeds of the Offering in early fiscal 1998.

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

     Gross profit increased from $15.3 million (32.5% of net sales) in fiscal 1997 to $21.7 million (36.2% of net sales) in fiscal 1998, an increase of 41.8%. Gross profit as a percentage of net sales improved due to a sales mix that included strong demand for more profitable lines of domestically manufactured products, as well as sales of accessories and binoculars which generally have higher gross profit margins than the Company's other products.

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

     General and administrative expenses increased from $6.0 million (12.6% of net sales) for the fiscal year ended February 28, 1997 to $6.6 million (11.0% of net sales) for the 1998 fiscal year. Included in general and administrative expenses were ESOP contribution expenses of $2.0 million (including a one-time $995,000 ESOP contribution charge for a dividend paid on the ESOP stock in August 1996) and $1.1 million for the 1997 and 1998 fiscal years, respectively. General and administrative expenses, excluding ESOP expenses, for the fiscal year ended February 28, 1998 increased 37.5% over the prior year. This increase was generally due to increases in personnel related costs, costs and expenses related to moving to the Company's new facility, costs associated with being a public company and general increases across a broad category of expenses to support higher sales volumes during fiscal 1998.

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

     The following tables (in thousands of dollars) present unaudited financial results for each of the eight quarters in the period ended February 28, 1999. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                       FISCAL 1998                             FISCAL 1999
                          -------------------------------------   -------------------------------------
                           FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                          -------   -------   -------   -------   -------   -------   -------   -------
Net sales...............  $12,735   $12,289   $24,105   $10,776   $14,821   $15,412   $31,247   $14,841
Gross profit............    4,209     4,402     8,961     4,088     6,080     6,511    13,291     6,184
Operating income........    1,232     1,244     4,574       421     1,015     1,352     7,065       863
Net income..............  $   376   $   633   $ 2,534   $   192   $   554   $   690   $ 3,896   $   459

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See "Business -- Operations -- Materials and Supplies."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through internally generated cash flow, borrowings from banks and financial institutions and proceeds from the Offering (in April 1997). Cash provided by operations in fiscal 1999 amounted to $1.3 million, a 77% decrease from fiscal 1998, primarily due to increased use of cash for operating assets and liabilities in fiscal 1999. Significant increases in accounts receivable and inventory levels to support sales growth offset higher profitability in fiscal 1999 resulting in lower cash flow from operations. Net working capital (current assets less current liabilities) totaled approximately $21.4 million at February 28, 1999, up from $15.4 million in the prior year. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     Capital expenditures, including financed purchases of equipment, aggregated $613,000, $2,130,000 and $3,091,000 for the fiscal years ended February 28, 1997, 1998 and 1999, respectively. Included in purchases of equipment for fiscal 1999 is approximately $1.3 million for equipment sold and leased back under operating leases. The Company had no material capital expenditure commitments as of February 28, 1999.

     In April 1997 the Company completed the Offering which generated net proceeds to the Company of approximately $18.0 million upon the sale of 2,875,500 shares of Common Stock by the Company.

     In January 1998, the Company amended its Loan and Security Agreement (the "Loan Agreement") to provide (i) a $15.0 million revolving line of credit and
(ii) a $5.0 million term note. The Loan Agreement is secured by the assets of the Company. The Company had no outstanding borrowings under this Loan Agreement at February 28, 1999.

     Contributions to the Company's Employee Stock Ownership Plan ("ESOP") are accounted for as a contribution expense on the Company's income statement and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding number of shares are added to the Weighted Average Common Shares Outstanding and Unearned ESOP Shares on the Company's Balance Sheet are reduced. The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the Company will realize cash tax savings equal to the product of the tax basis of the contributions, multiplied by the applicable statutory tax rates in effect at the time.

     The Company believes that internally generated cash flow and borrowing ability will be sufficient to meet its operating, working capital and capital expenditure requirements through the next twelve months. In the event that the Company requires more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective March 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The adoption of SFAS No. 130 and SFAS No. 131 by the Company had no impact on the Company's consolidated financial statements.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or result of operations.

YEAR 2000

     The Company has evaluated its enterprise information system software and is currently evaluating its other internal software applications and operating systems and the preparedness of third parties with which the Company has material relationships against anticipated Year 2000 concerns. The Company currently believes that its business will not be materially affected by the advent of the Year 2000. The Company has upgraded its enterprise information system software to a Year 2000 compliant version. The Company has also evaluated both its products and its machinery and equipment against Year 2000 concerns. As a result of these evaluations, the Company is not currently aware of any material exposure to contingencies related to the Year 2000 issue for its enterprise information system software, its products or its machinery and equipment. The Company continues to evaluate and test other internal software applications and operating systems. The Company believes that these evaluations and tests will not reveal any material Year 2000 issues and that the results of such evaluations and tests will not require any material expenditures or other material diversion of resources or have any other material adverse effect on the Company's operations. The Company believes that its evaluations and tests of other internal software applications and operating systems will be completed by late 1999. The Company is currently working with third parties with which it has material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience material business interruptions as a result of Year 2000 noncompliance. The Company is currently unable to estimate reasonable likely worst-case effects of the arrival of the Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company is currently analyzing reasonable likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above has been completed. Such contingency plans may include increased inventory levels, securing alternate sources of supply and other appropriate measures. Completion of the Year 2000 contingency plans is expected by late 1999. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available. As of February 28, 1999 the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $150,000 of which approximately $60,000 has been incurred. These costs are being funded through cash flow from operations. These amounts do not include any costs associated with the implementation of the contingency plan, which, as stated above, is in the process of being developed. Consequently the estimates and completion dates discussed herein for the various components of the plan are subject to change.

FORWARD-LOOKING INFORMATION

     The preceding "Business" section and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to reach new market participants as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to retain and expand the telescope, binocular and other optical products markets; the Company expanding its distribution network; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability; the Company's belief that its business will not be materially affected by the advent of the Year 2000.

     In addition to other information in this Report, the Company cautions that certain factors, including without limitation the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward-looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending; any general decline in the size of the telescope market or any segment of the telescope market in which the Company competes, whether from general economic conditions, a decrease in the popularity of telescopes or otherwise; any inability to continue to design and manufacture products that will achieve commercial success; any product designs being rendered obsolete within a relatively short period of time as new products are introduced into the market; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements with the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; the inherent risks associated with products manufactured by foreign suppliers located primarily in Taiwan, Korea, Japan and the Peoples Republic of China, including, among other things, imposition of quotas or trade sanctions, decline in the value of the U.S. dollar against local currencies causing an effective increase in the price of finished products and components, or the decline in value of local currencies against the U.S. dollar resulting in competitive products being manufactured for lower costs and thus exerting downward pricing pressures on the Company's products, shipment delays and the political instability between China and Taiwan and any material effect on the Company's business and operations by the advent of the Year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is set forth in Item 14.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

                                                                  PAGE
                                                                  ----
    1. Financial Statements:

       Report of Independent Accountants........................  F-1
       Consolidated Balance Sheets at February 28, 1998 and
         1999...................................................  F-2
       Consolidated Statements of Income for each of the three
         years in the period ended February 28, 1999............  F-3
       Consolidated Statements of Stockholders' Equity for the
         three years in the period ended February 28, 1999......  F-4
       Consolidated Statements of Cash Flows for the three years
         in the period ended February 28, 1999..................  F-5
       Notes to Consolidated Financial Statements...............  F-6
    2. Financial Statement Schedules:
       For each of the three years in the period ended February
         28, 1999
       II -- Valuation and Qualifying Accounts
       All other schedules for which provision is made in the
         applicable accounting regulations of the Securities and
         Exchange Commission are not required under the related
         instructions or are inapplicable, and therefore have
         been omitted.
    3. Exhibits included or incorporated herein: See Exhibit
      Index.

(b) REPORTS ON FORM 8-K:

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Meade Instruments Corp.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Meade Instruments Corp. at February 28, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) on page 17, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
April 21, 1999

                            MEADE INSTRUMENTS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1999
                                                              ------------    ------------
Current assets:
  Cash......................................................  $ 1,649,000     $ 1,283,000
  Accounts receivable, less allowance for doubtful accounts
     of $485,000 in 1998 and $2,243,000 in 1999.............    6,024,000      10,864,000
  Inventories (Note 9)......................................   11,910,000      14,191,000
  Deferred income taxes.....................................    1,424,000       3,928,000
  Prepaid expenses and other current assets.................      239,000         256,000
                                                              -----------     -----------
          Total current assets..............................   21,246,000      30,522,000
Other assets................................................      361,000         274,000
Property and equipment, net (Note 9)........................    2,985,000       3,828,000
                                                              -----------     -----------
                                                              $24,592,000     $34,624,000
                                                              ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 1,326,000     $ 1,503,000
  Accrued liabilities (Note 9)..............................    2,692,000       5,386,000
  Income taxes payable......................................    1,606,000       1,991,000
  Current portion of capital lease obligations (Note 3).....      205,000         254,000
                                                              -----------     -----------
          Total current liabilities.........................    5,829,000       9,134,000
                                                              -----------     -----------
Long-term capital lease obligations, net of current portion
  (Note 3)..................................................      341,000         223,000
                                                              -----------     -----------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock; $0.01 par value; 20,000,000 shares
     authorized; 7,882,007 and 7,875,500 shares issued and
     outstanding at February 28, 1999 and 1998,
     respectively...........................................       79,000          79,000
  Additional paid-in capital................................   21,445,000      21,803,000
  Retained earnings.........................................    4,903,000      10,502,000
                                                              -----------     -----------
                                                               26,427,000      32,384,000
Unearned ESOP shares (Note 5)...............................   (8,005,000)     (7,117,000)
                                                              -----------     -----------
          Total stockholders' equity........................   18,422,000      25,267,000
                                                              -----------     -----------
                                                              $24,592,000     $34,624,000
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED FEBRUARY 28,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Net sales...........................................  $47,151,000    $59,905,000    $76,321,000
Cost of sales.......................................   31,845,000     38,245,000     44,255,000
                                                      -----------    -----------    -----------
Gross profit........................................   15,306,000     21,660,000     32,066,000
Selling expenses....................................    4,759,000      6,771,000     12,268,000
General and administrative expenses.................    5,970,000      6,564,000      8,525,000
Research and development expenses...................      628,000        854,000        978,000
                                                      -----------    -----------    -----------
Operating income....................................    3,949,000      7,471,000     10,295,000
Interest expense....................................    1,657,000      1,034,000        473,000
                                                      -----------    -----------    -----------
Income before income taxes..........................    2,292,000      6,437,000      9,822,000
Provision for income taxes (Note 6).................      960,000      2,702,000      4,223,000
                                                      -----------    -----------    -----------
Net income before accretion.........................    1,332,000      3,735,000      5,599,000
Accretion on redeemable preferred stock (Notes 1 and
  4)................................................    4,310,000        374,000
                                                      -----------    -----------    -----------
Net income (loss) available to common
  stockholders......................................  $(2,978,000)   $ 3,361,000    $ 5,599,000
                                                      ===========    ===========    ===========
Net income (loss) per share available to common
  stockholders -- basic.............................  $     (0.76)   $      0.52    $      0.82
                                                      ===========    ===========    ===========
Net income (loss) per share available to common
  stockholders -- diluted...........................  $     (0.76)   $      0.52    $      0.80
                                                      ===========    ===========    ===========
Weighted average common shares outstanding -- basic
  (Note 1)..........................................    3,938,000      6,410,000      6,859,000
                                                      ===========    ===========    ===========
Weighted average common shares outstanding --diluted
  (Note 1)..........................................    3,938,000      6,458,000      7,035,000
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      SERIES A                  SERIES B
                                    COMMON STOCK              COMMON STOCK            COMMON STOCK       ADDITIONAL
                              ------------------------   -----------------------   -------------------     PAID-IN      RETAINED
                                SHARES       AMOUNT        SHARES       AMOUNT      SHARES     AMOUNT      CAPITAL      EARNINGS
                              ----------   -----------   ----------   ----------   ---------   -------   -----------   -----------
Balance at February 29,
  1996......................   2,571,361   $     1,000    1,500,000                                                    $ 4,770,000
Redemption of Series A
  common stock..............     (71,361)                                                                                 (250,000)
Purchase and exercise of
  warrant for shares of
  Series A common stock.....   1,000,000     3,510,000
Unearned ESOP shares........
Release of shares from
  dividend payment on ESOP
  acquisition loan..........
Accretion on redeemable
  preferred stock...........                                                                                            (4,310,000)
Net income available to
  common stockholders.......                                                                                             1,332,000
                              ----------   -----------   ----------   ----------   ---------   -------   -----------   -----------
Balance at February 28,
  1997......................   3,500,000     3,511,000    1,500,000                                                      1,542,000
Issuance of common stock at
  initial public offering,
  net of offering costs.....                                                       2,875,500   $29,000   $21,345,000
Conversion of Series A and B
  common stock to common
  stock.....................  (3,500,000)   (3,511,000)  (1,500,000)               5,000,000    50,000
Release of ESOP shares......                                                                                 100,000
Net income available to
  common stockholders.......                                                                                             3,361,000
                              ----------   -----------   ----------   ----------   ---------   -------   -----------   -----------
Balance at February 28,
  1998......................                                                       7,875,500    79,000    21,445,000     4,903,000
Exercise of stock options...                                                           6,507                  46,000
Release of ESOP shares......                                                                                 312,000
Net income available to
  common stockholders.......                                                                                             5,599,000
                              ----------   -----------   ----------   ----------   ---------   -------   -----------   -----------
Balance at February 28,
  1999......................               $                          $            7,882,007   $79,000   $21,803,000   $10,502,000
                              ==========   ===========   ==========   ==========   =========   =======   ===========   ===========


                                UNEARNED
                              ESOP SHARES       TOTAL
                              ------------   ------------
Balance at February 29,
  1996......................                 $  4,771,000
Redemption of Series A
  common stock..............                     (250,000)
Purchase and exercise of
  warrant for shares of
  Series A common stock.....                    3,510,000
Unearned ESOP shares........  $(11,000,000)   (11,000,000)
Release of shares from
  dividend payment on ESOP
  acquisition loan..........       995,000        995,000
Accretion on redeemable
  preferred stock...........                   (4,310,000)
Net income available to
  common stockholders.......                    1,332,000
                              ------------   ------------
Balance at February 28,
  1997......................   (10,005,000)    (4,952,000)
Issuance of common stock at
  initial public offering,
  net of offering costs.....                   21,374,000
Conversion of Series A and B
  common stock to common
  stock.....................                   (3,461,000)
Release of ESOP shares......     2,000,000      2,100,000
Net income available to
  common stockholders.......                    3,361,000
                              ------------   ------------
Balance at February 28,
  1998......................    (8,005,000)    18,422,000
Exercise of stock options...                       46,000
Release of ESOP shares......       888,000      1,200,000
Net income available to
  common stockholders.......                    5,599,000
                              ------------   ------------
Balance at February 28,
  1999......................  $ (7,117,000)  $ 25,267,000
                              ============   ============

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED FEBRUARY 28,
                                                     ------------------------------------------
                                                         1997           1998           1999
                                                     ------------    -----------    -----------
Cash flows from operating activities:
Net income before accretion........................  $  1,332,000    $ 3,735,000    $ 5,599,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization....................       659,000        513,000        755,000
  Debt issuance costs..............................                      400,000
  ESOP contribution................................     1,995,000      1,100,000      1,200,000
  Allowance for doubtful accounts..................                                   1,758,000
  Changes in assets and liabilities:
     Accounts receivable...........................      (291,000)    (1,194,000)    (6,598,000)
     Inventories...................................    (5,615,000)       167,000     (2,281,000)
     Deferred income taxes.........................      (555,000)      (539,000)    (2,504,000)
     Prepaid expenses and other current assets.....       (18,000)        (8,000)       (17,000)
     Other assets..................................    (1,392,000)       303,000         87,000
     Accounts payable..............................       789,000       (869,000)       177,000
     Accrued liabilities...........................       495,000      1,334,000      2,694,000
     Income taxes payable..........................       440,000        544,000        385,000
                                                     ------------    -----------    -----------
          Net cash provided by (used in) operating
            activities.............................    (2,161,000)     5,486,000      1,255,000
                                                     ------------    -----------    -----------
Cash flows from investing activities:
     Capital expenditures..........................      (169,000)    (2,130,000)    (2,921,000)
     Proceeds from the sale and lease back of
       equipment...................................                                   1,323,000
                                                     ------------    -----------    -----------
          Net cash used in investing activities....      (169,000)    (2,130,000)    (1,598,000)
                                                     ------------    -----------    -----------
Cash flows from financing activities:
     Payments on long-term debt....................    (1,967,000)    (8,183,000)
     Proceeds from long-term debt..................     9,500,000
     Net borrowings (payments) under bank line of
       credit......................................     2,231,000     (4,358,000)
     Payments on notes payable to related
       parties.....................................    (2,000,000)
     Net proceeds from issuance of common stock....                   17,913,000         46,000
     Redemption of common stock....................      (250,000)
     Issuance of preferred stock...................     2,500,000
     Redemption of preferred stock.................                   (6,864,000)
     Purchase and exercise of warrant for common
       stock.......................................     3,510,000
     Unearned ESOP shares..........................   (11,000,000)
     Payment of dividend on Series B common
       stock.......................................      (995,000)
     Payment received on ESOP acquisition loan.....       995,000
     Payments under capital lease obligations......      (193,000)      (219,000)       (69,000)
                                                     ------------    -----------    -----------
          Net cash provided by (used in) financing
            activities.............................     2,331,000     (1,711,000)       (23,000)
                                                     ------------    -----------    -----------
Net increase (decrease) in cash....................         1,000      1,645,000       (366,000)
Cash at beginning of year..........................         3,000          4,000      1,649,000
                                                     ------------    -----------    -----------
Cash at end of year................................  $      4,000    $ 1,649,000    $ 1,283,000
                                                     ============    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest......................................  $  1,696,000    $   500,000    $   503,000
     Income taxes..................................  $  1,075,000    $ 2,699,000    $ 6,342,000
  Non-cash financing activities:
     Capital lease obligations.....................  $    444,000                   $   170,000
     Accretion on redeemable preferred stock.......  $  4,310,000    $   374,000

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

  Income taxes

     The Company uses the liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company files its tax return for the year ending August 31, rather than for the financial reporting period ending the last day of February.

  Advertising

     The Company expenses the production costs of advertising as incurred. For the years ended February 28, 1997, 1998 and 1999, the Company incurred advertising expenses of approximately $2.1 million, $3.0 million and $6.3 million, respectively.

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income available to common stockholders for the fiscal years ended February 28, 1998 and 1999. For the fiscal year ended 1997, there were no dilutive securities.

                                             YEAR ENDED FEBRUARY 28, 1998          YEAR ENDED FEBRUARY 28, 1999
                                          -----------------------------------   ----------------------------------
                                                                    PER SHARE                            PER SHARE
                                            INCOME       SHARES      AMOUNT       INCOME      SHARES      AMOUNT
                                          ----------   ----------   ---------   ----------   ---------   ---------
Basic EPS:
Net income available to common
  stockholders..........................  $3,361,000    6,410,000     $0.52     $5,599,000   6,859,000     $0.82
                                          ==========                  =====     ==========                 =====
Effect of dilutive securities:
  Stock options.........................                   48,000                              176,000
                                                       ----------                            ---------
Diluted EPS:
Net income available to common
  stockholders..........................  $3,361,000    6,458,000     $0.52     $5,599,000   7,035,000     $0.80
                                          ==========   ==========     =====     ==========   =========     =====

  Concentration of credit risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. One of the Company's significant customers filed for voluntary reorganization during the year. Based upon the Company's assessment of the recoverability of the receivable from this customer and in the opinion of management, the Company has established adequate provisions related to this receivable.

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

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

  Long-lived assets

     Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews the recoverability of long-lived assets and intangible assets by comparing the estimated future cash flows on an undiscounted basis to the net book value of the assets. In the event that projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets are written down to their fair value, less costs to sell. Assets that are to be disposed of are measured at the lower of cost or fair value, less costs to sell.

  Accounting pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") during fiscal 1999. SFAS 130, which is solely a financial statement presentation standard, established standards for reporting comprehensive income and its components. Adoption of this standard had no impact on the Company's disclosures.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or result of operations.

  Reclassifications

     Certain reclassifications have been made to conform prior year information to the fiscal 1999 presentation.

 2. BANK DEBT

     The Company is subject to a loan agreement which provides a $20.0 million facility consisting of (i) a $15.0 million revolving line of credit which bears interest at the bank's base rate (7.75% at February 28, 1999) less 0.25% with a LIBOR plus 1.5% option, interest payable monthly in arrears and (ii) a $5.0 million term note bearing interest at the bank's base rate with a LIBOR plus 2.0% option, interest payable monthly in arrears. The Amended and Restated Loan and Security Agreement (the "Loan Agreement"), between the bank and the Company, which governs the line of credit and term note facilities, contains certain financial covenants consisting of minimum profitability and maximum debt-to-equity ratios. The Loan Agreement is secured by a blanket lien on the assets of the Company. The Company had no outstanding borrowings under this Loan Agreement at February 28, 1999.

 3. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under certain long-term noncancellable leases and other noncancellable agreements for its office and manufacturing facilities and certain equipment and machinery. Aggregate future

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

minimum commitments under noncancellable leases and other agreements at February 28, 1999 that have remaining terms in excess of one year are as follows:

                    FISCAL YEAR                       CAPITAL      OPERATING
                    -----------                       --------    -----------
2000................................................  $260,000    $ 1,345,000
2001................................................   153,000      1,345,000
2002................................................    99,000      1,398,000
2003................................................                1,293,000
2004................................................                1,070,000
Thereafter..........................................                3,988,000
                                                      --------    -----------
Net minimum lease payments..........................   512,000    $10,439,000
                                                                  ===========
Less amount representing interest...................    35,000
                                                      --------
Capital lease obligations...........................  $477,000
                                                      ========

     For the years ended February 28, 1997, 1998 and 1999, the Company incurred rent expense of $602,000, $698,000 and $1,207,000, respectively.

     In December 1996 the Company executed a lease commencing October 1, 1997 for its office and manufacturing facilities. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company's option. Aggregate future minimum lease commitments for this lease are included in the schedule above. Such commitments are subject to 9% increases at the beginning of the months 31, 61 and 91.

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

 4. REDEEMABLE PREFERRED STOCK

     At February 28, 1997 the Series A preferred stock had a cumulative 14% dividend per annum payable quarterly. The Company recorded the Series A preferred stock at $2.5 million, its fair value, and recorded accretion to increase the carrying value of the Series A preferred stock to the redemption value of $6.0 million by April 23, 2001, the original redemption date, plus unpaid dividends. On January 31, 1997, the Company entered into a binding agreement to redeem the preferred stock earlier than the scheduled redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion of the Series A preferred stock pursuant to the new redemption agreement. Upon redemption of the Series A preferred stock on April 14, 1997, the Company recorded a final accretion adjustment of $374,000.

 5. EMPLOYEE STOCK OWNERSHIP PLAN

     Adoption of the ESOP was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 60th birthday, (ii) becomes disabled (as defined), (iii) dies, or (iv) achieves five years of credited service (as defined). The credited service requirement was amended to three years effective January 1, 1999. Distributions of a participant's vested account are directed

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

by the ESOP's Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market.

     In April 1996 the ESOP purchased all of the outstanding shares of the Company's Series B common stock (1,500,000 shares) held by the existing stockholders for $11.0 million. The Series B common stock had a cumulative dividend of $0.513 per share and a liquidation preference over the Series A common stock. The ESOP financed the purchase of the Series B common stock (the "financed shares") with the proceeds of an $11.0 million term loan (the "acquisition loan") from the Company (all shares of Series A and B common stock were converted into shares of common stock upon the completion of the initial public offering, Note 1). The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the "ESOP trust"). The ESOP pledged the financed shares to the Company as security for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty year term (pursuant to an amendment effective for the 1998 plan year) and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     For the years ended February 28, 1997, 1998 and 1999 the Company recognized ESOP contribution expense of $1,995,000, $1,100,000 and $1,200,000, respectively, including a dividend payment in fiscal 1997 described below. In August 1996, the Company's board of directors (i) authorized a contribution to the ESOP in the amount of $237,000 to fund the interest payment due on the acquisition loan and (ii) declared and paid a dividend on the Series B common stock in the amount of $995,000. The ESOP trust used the proceeds of the contribution to pay the semi-annual interest payment due on the acquisition loan. The ESOP used the proceeds from the dividend to repay a portion of the acquisition loan. The repayment released approximately 136,000 shares from collateral resulting in $995,000 in ESOP contribution expense.

     As of February 28, 1999 approximately 380,000 shares in the ESOP trust have been allocated to individual participants. Allocation to individual participant accounts are made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 121,000 shares committed to be released as of February 28, 1999. Shares in suspense at February 28, 1999 are 1,120,000.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $7.33 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 1999 was $12.63 per share, the market price as determined by the Nasdaq National Market. At February 28, 1999, there was no repurchase obligation.

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                                YEAR ENDED FEBRUARY 28,
                                        ---------------------------------------
                                           1997          1998          1999
                                        ----------    ----------    -----------
Current:
  Federal.............................  $1,264,000    $2,729,000    $ 5,250,000
  State...............................     251,000       512,000      1,477,000
                                        ----------    ----------    -----------
                                         1,515,000     3,241,000      6,727,000
                                        ----------    ----------    -----------
Deferred:
  Federal.............................    (464,000)     (454,000)    (1,982,000)
  State...............................     (91,000)      (85,000)      (522,000)
                                        ----------    ----------    -----------
                                          (555,000)     (539,000)    (2,504,000)
                                        ----------    ----------    -----------
                                        $  960,000    $2,702,000    $ 4,223,000
                                        ==========    ==========    ===========

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

                                                         YEAR ENDED FEBRUARY 28,
                                                         -----------------------
                                                         1997     1998     1999
                                                         -----    -----    -----
Federal income tax rate................................  34.0%    34.0%    34.0%
State income taxes, net of federal income tax
  benefit..............................................   6.1      6.1      6.1
Other..................................................   1.8      1.9      2.9
                                                         ----     ----     ----
                                                         41.9%    42.0%    43.0%
                                                         ====     ====     ====

     The significant components of the net deferred tax assets and liabilities were as follows:

                                                      FEBRUARY 28,    FEBRUARY 28,
                                                          1998            1999
                                                      ------------    ------------
Inventory and accounts receivable...................   $1,212,000      $2,922,000
Accrued liabilities.................................      212,000         790,000
Other...............................................                      216,000
                                                       ----------      ----------
                                                       $1,424,000      $3,928,000
                                                       ==========      ==========

 7. SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     The Company generated 11%, 12% and 14% of its revenue from one customer during the years ended February 28, 1997, 1998 and 1999, respectively, and 12% and 14% of its revenue from another customer during the years ended February 28, 1997 and 1998, respectively. Export sales approximated $9.2 million, $11.3 million and $11.6 million for the years ended February 28, 1997, 1998 and 1999, respectively. Included in export sales are sales to Europe of $5.4 million, $9.0 million and $8.0 million in the years ended February 28, 1997, 1998 and 1999, respectively.

 8. STOCK INCENTIVE PLAN

     In February 1997, the Company's Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights ("SARs"), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company has received director and stockholder approval to grant options and other awards with respect to 750,000 shares of common stock under

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Plan. Awards under the Plan generally vest after six months and become exercisable over a four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company's non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company's Annual Meeting each year. The directors' options vest in equal annual amounts over three years. Option activity during fiscal years 1998 and 1999 was as follows:

                                                                     WEIGHTED
                                                       OPTION        AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                       -------    --------------
Options outstanding at February 28, 1997.............        0
Granted..............................................  645,000        $7.85
Forfeited............................................  (20,000)        7.25
                                                       -------
Options outstanding at February 28, 1998.............  625,000         7.86
                                                       -------
Granted..............................................  268,000         9.49
Exercised............................................   (6,507)        7.14
Forfeited............................................  (17,500)        8.16
                                                       -------
Options outstanding at February 28, 1999.............  868,993         8.36
                                                       =======

                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
------------------------------------------------------------   ------------------------
                           WEIGHTED AVERAGE      WEIGHTED                   WEIGHTED
   EXERCISE                   REMAINING          AVERAGE                    AVERAGE
    PRICES       SHARES    CONTRACTUAL LIFE   EXERCISE PRICE   SHARES    EXERCISE PRICE
   --------      -------   ----------------   --------------   -------   --------------
$ 7.00 - $ 7.25.. 303,493     8.2 years           $ 7.06       134,332       $7.06
$ 7.63 - $ 7.81..  45,000     8.5 years             7.67        17,083        7.67
$ 8.88 - $ 9.38.. 510,000     8.9 years             9.12        70,416        8.88
$10.75 - $12.94..  10,500     9.7 years            12.31
                  -------                                      -------
                  868,993                                      221,831
                  =======                                      =======

     The exercise price of options granted to employees was equal to the market price at the grant date. Those options become exercisable 25% after one year and ratably over the following 36 months. At February 28, 1999, outstanding options for common stock held by Company employees totaled 868,993 of which 861,493 were vested. The option prices range from $7.00 to $12.94 per share and are exercisable over periods ending no later than 2009.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma disclosures are not representative of the effects on net income available to common stockholders and earnings per share in future years.

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         YEAR ENDED     YEAR ENDED
                                                        FEBRUARY 28,   FEBRUARY 28,
                                                            1998           1999
                                                        ------------   ------------
Net income available to common stockholders:
     As reported......................................   $3,361,000     $5,599,000
     Pro forma........................................    3,243,000      5,311,000
Earnings per share:
  Basic --
     As reported......................................   $     0.52     $     0.82
     Pro forma........................................         0.51           0.77
  Diluted --
     As reported......................................   $     0.52     $     0.80
     Pro forma........................................         0.51           0.77

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for 1999: expected volatility of 30.2%, a risk-free interest rate of 5.25%, no expected dividends, and an expected term of 4 years. The weighted average fair value of the Company's stock options granted in 1999 is $2.67.

 9. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

     The composition of inventories is as follows:

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                        1998            1999
                                                    ------------    ------------
Raw materials.....................................  $ 2,780,000     $ 3,417,000
Work in process...................................    1,819,000       1,514,000
Finished goods....................................    7,311,000       9,260,000
                                                    -----------     -----------
                                                    $11,910,000     $14,191,000
                                                    ===========     ===========

     The composition of property and equipment is as follows:

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                        1998            1999
                                                    ------------    ------------
Molds and dies....................................  $   743,000     $ 1,924,000
Machinery and equipment...........................    2,094,000       1,885,000
Furniture and fixtures............................      269,000         945,000
Autos and trucks..................................      104,000         130,000
Leasehold improvements............................    1,091,000       1,015,000
                                                    -----------     -----------
                                                      4,301,000       5,899,000
Less accumulated depreciation and amortization....   (1,316,000)     (2,071,000)
                                                    -----------     -----------
                                                    $ 2,985,000     $ 3,828,000
                                                    ===========     ===========

     The gross value of assets under capital leases included above are $1.2 million and $1.1 million at February 28, 1998 and 1999, respectively.

                            MEADE INSTRUMENTS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The composition of accrued liabilities is as follows:

                                                      FEBRUARY 28,    FEBRUARY 28,
                                                          1998            1999
                                                      ------------    ------------
Salaries, wages, bonuses and other associated
  payroll costs.....................................   $  779,000      $1,384,000
Advertising, cooperative advertising, shows and
  convention expenses...............................      526,000       1,354,000
Professional fees...................................      379,000         957,000
Other...............................................    1,008,000       1,691,000
                                                       ----------      ----------
                                                       $2,692,000      $5,386,000
                                                       ==========      ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 1999
                                          MEADE INSTRUMENTS CORP.

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ JOHN C. DIEBEL                     Chairman of the Board and Chief   May 28, 1999
-----------------------------------------------------    Executive Officer (Principal
                   John C. Diebel                             Executive Officer)

                /s/ STEVEN G. MURDOCK                     Director, President, Chief      May 28, 1999
-----------------------------------------------------   Operating Officer and Secretary
                  Steven G. Murdock

              /s/ BRENT W. CHRISTENSEN                   Vice President -- Finance and    May 28, 1999
-----------------------------------------------------       Chief Financial Officer
                Brent W. Christensen                       (Principal Financial and
                                                              Accounting Officer)

              /s/ JOSEPH A. GORDON, JR.                    Director and Senior Vice       May 28, 1999
-----------------------------------------------------  President -- North American Sales
                Joseph A. Gordon, Jr.

-----------------------------------------------------              Director                     , 1999
                  Timothy C. McQuay

-----------------------------------------------------              Director                     , 1999
                   Harry L. Casari

                    II -- VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT
                                     BEGINNING OF    CHARGED TO COSTS                        BALANCE AT
  ALLOWANCE FOR DOUBTFUL ACCOUNTS       PERIOD         AND EXPENSES      DEDUCTIONS(1)      END OF PERIOD
  -------------------------------    ------------    ----------------    -------------    -----------------
Year ended February 28, 1997.......    $ 73,000         $  175,000                           $  248,000
Year ended February 28, 1998.......    $248,000         $  237,000                           $  485,000
Year ended February 28, 1999.......    $485,000         $1,810,000          52,000           $2,243,000

---------------
(1) Write-off of delinquent accounts

                                 EXHIBIT INDEX

EXHIBIT                                                                  INCORPORATION
NUMBER                             DESCRIPTION                             REFERENCE
-------                            -----------                           -------------
 3.1  +    Certificate of Incorporation of the Company, as amended.....  (c)
 3.2  +    Bylaws of the Company.......................................  (b)
 4.1  +    Specimen stock certificate..................................  (d)
10.7  +    Industrial Lease (Single Tenant; Net; Stand-Alone), dated
           December 20, 1996, between The Irvine Company and the
           Company.....................................................  (a)
10.13 +    Meade Instruments Corp. Employee Stock Ownership Plan (the
           "ESOP"), as amended and restated effective as of January 1,
           1999........................................................  (g)
10.14 +    Employee Stock Ownership Trust Agreement, as Amended and
           Restated as of April 9, 1997, between the Company and Wells
           Fargo Bank, N.A.............................................  (e)
10.15 +    Employee Stock Ownership Plan Loan and Pledge Agreement,
           dated April 23, 1996, between the ESOP and the Company, as amended.....................................................  (a)(e)
10.20 +    Form of Trademark Distribution Agreement for EEC
           Countries...................................................  (a)
10.21 +    Form of Trademark Distribution Agreement for Non-EEC
           Countries...................................................  (a)
10.24 +    Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing Corp.................  (b)
10.29 +    Meade Instruments Corp. 1997 Stock Incentive Plan, as
           amended.....................................................  (b)(f)
10.30 +    Form of Agreement of Merger, by and between the Company and the predecessor of the Company..............................  (b)
10.31 +    Preferred Stock Redemption Agreement, dated as of January
           31, 1997, by and between the Company and Churchill..........  (b)
10.32 +    Amended and Restated Loan and Security Agreement, dates as of January 15, 1998, by and between the Company and Fleet
           Capital Corporation.........................................  (e)
10.33 +    Agreement, dated as of May 5, 1998, by and between the
           Company and Weidy Optical Co., Ltd..........................  (e)
10.34 +    Form Employment Agreement, by and between the Company and
           certain executive officers of the Company...................  (e)
10.35 +    Form Indemnification Agreement, by and between the Company and each member of the Board of Directors and certain
           executive officers..........................................  (e)
10.39      Amendment 1999-I to the Meade Instruments Corp. 1997 Stock
           Incentive Plan..............................................
10.40      Amendment 1999-II to the Meade Instruments Corp. 1997 Stock
           Incentive Plan..............................................
23.1       Consent of PricewaterhouseCoopers LLP.......................
27.1       Financial Data Schedule.....................................

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

(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f) Incorporated by reference to the Company's Registration Statement on Form -8 relating to the Company's 1997 Stock Incentive Plan, as filed with the Securities and Exchange Commission on September 29, 1998.

(g) Incorporated by reference to the Company's Registration Statement on Form S-8 relating to the Company's Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.