Form 10-Q
period 1999-05-31
MEADE INSTRUMENTS CORP
filed 1999-07-15
CIK 1032067

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

                       FOR THE QUARTER ENDED MAY 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-22183

                            -----------------------------

                               MEADE INSTRUMENTS CORP.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-2988062
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         6001 OAK CANYON, IRVINE, CA                               92620
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

  Number of shares of common stock outstanding as of May 31, 1999 is 7,883,463
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
                   PART I -- FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) -- May 31, 1999 and
  February 28, 1999.........................................      3
Consolidated Statements of Income (Unaudited) -- Three
  Months Ended May 31, 1999 and 1998........................      4
Consolidated Statements of Cash Flows (Unaudited) -- Three
  Months Ended May 31, 1999 and 1998........................      5
Notes to Consolidated Financial Statements (Unaudited)......      6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................    7-9

                     PART II -- OTHER INFORMATION

Other Information...........................................     10
SIGNATURES..................................................     11
EXHIBIT INDEX...............................................     12

ITEM 1. FINANCIAL STATEMENTS.

                            MEADE INSTRUMENTS CORP.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                MAY 31,     FEBRUARY 28,
                                                                 1999           1999
                                                              -----------   ------------
Current assets:
  Cash......................................................  $    31,000   $ 1,283,000
  Accounts receivable, less allowance for doubtful accounts
     of $2,635,000 at May 31, 1999 and $2,243,000 at
     February 28, 1999......................................    8,734,000    10,864,000
  Inventories...............................................   18,645,000    14,191,000
  Deferred income taxes.....................................    3,928,000     3,928,000
  Prepaid expenses and other current assets.................      698,000       256,000
                                                              -----------   -----------
          Total current assets..............................   32,036,000    30,522,000
Other assets................................................      247,000       274,000
Property and equipment, net of accumulated depreciation of
  $2,310,000 at May 31, 1999 and $2,071,000 at February 28,
  1999......................................................    5,269,000     3,828,000
                                                              -----------   -----------
                                                              $37,552,000   $34,624,000
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $   483,000   $
  Accounts payable..........................................    3,452,000     1,503,000
  Accrued liabilities.......................................    5,760,000     5,386,000
  Income taxes payable......................................      244,000     1,991,000
  Current portion of capital lease obligations..............      349,000       254,000
                                                              -----------   -----------
          Total current liabilities.........................   10,288,000     9,134,000
                                                              -----------   -----------
Long-term capital lease obligations, net of current
  portion...................................................      647,000       223,000
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 7,883,463 and 7,882,007 shares issued and
     outstanding at May 31, 1999 and February 28, 1999,
     respectively...........................................       79,000        79,000
  Additional paid-in capital................................   21,813,000    21,803,000
  Retained earnings.........................................   11,646,000    10,502,000
                                                              -----------   -----------
                                                               33,538,000    32,384,000
  Unearned ESOP shares......................................   (6,921,000)   (7,117,000)
                                                              -----------   -----------
          Total stockholders' equity........................   26,617,000    25,267,000
                                                              -----------   -----------
                                                              $37,552,000   $34,624,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MAY 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Net sales...................................................  $17,101,000   $14,821,000
Cost of sales...............................................    9,984,000     8,741,000
                                                              -----------   -----------
Gross profit................................................    7,117,000     6,080,000
Selling expenses............................................    2,291,000     2,873,000
General and administrative expenses.........................    2,604,000     1,947,000
Research and development expenses...........................      265,000       245,000
                                                              -----------   -----------
Operating income............................................    1,957,000     1,015,000
Interest (income) expense...................................      (15,000)       42,000
                                                              -----------   -----------
Income before income taxes..................................    1,972,000       973,000
Provision for income taxes..................................      828,000       419,000
                                                              -----------   -----------
Net income..................................................  $ 1,144,000   $   554,000
                                                              ===========   ===========
Basic earnings per share....................................  $      0.17   $      0.08
                                                              ===========   ===========
Diluted earnings per share..................................  $      0.16   $      0.08
                                                              ===========   ===========
Weighted average number of shares outstanding -- basic......    6,930,000     6,807,000
                                                              ===========   ===========
Weighted average number of shares outstanding -- diluted....    7,240,000     6,954,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MAY 31,
                                                              ------------------------
                                                                 1999         1998
                                                              ----------   -----------
Cash flows from operating activities:
  Net income................................................  $1,144,000   $   554,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     239,000       192,000
     ESOP contribution......................................     322,000       300,000
     Allowance for doubtful accounts........................     400,000        20,000
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable...........   1,730,000    (1,881,000)
       Increase in inventories..............................  (4,454,000)   (2,031,000)
       Increase in prepaid expenses and other assets........    (415,000)     (215,000)
       Increase in accounts payable.........................   1,949,000       742,000
       Increase in accrued liabilities......................     248,000       566,000
       Decrease in income taxes payable.....................  (1,747,000)   (1,513,000)
                                                              ----------   -----------
          Net cash used in operating activities.............    (584,000)   (3,266,000)
                                                              ----------   -----------
Cash flows from investing activities:
  Capital expenditures......................................  (1,090,000)     (830,000)
                                                              ----------   -----------
          Net cash used in investing activities.............  (1,090,000)     (830,000)
                                                              ----------   -----------
Cash flows from financing activities:
  Net borrowings under bank line of credit..................     483,000     2,508,000
  Payments under capital lease obligations..................     (71,000)      (59,000)
  Exercise of stock options.................................      10,000
                                                              ----------   -----------
          Net cash provided by financing activities.........     422,000     2,449,000
                                                              ----------   -----------
Net decrease in cash........................................  (1,252,000)   (1,647,000)
Cash at beginning of period.................................   1,283,000     1,649,000
                                                              ----------   -----------
Cash at end of period.......................................  $   31,000   $     2,000
                                                              ==========   ===========
Supplemental disclosures of cash flow information:
  Non-cash financing activities:
       Equipment financing..................................  $  590,000

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY AND ARE UNAUDITED.

     In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The results of operations for the quarter ended May 31, 1998 and 1999, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. THE COMPOSITION OF INVENTORIES IS AS FOLLOWS:

                                                   MAY 31, 1999   FEBRUARY 28, 1999
                                                   ------------   -----------------
Raw materials....................................  $ 3,736,000       $    3,417,000
Work-in-process..................................    2,251,000            1,514,000
Finished goods...................................   12,658,000            9,260,000
                                                   -----------       --------------
                                                   $18,645,000       $   14,191,000
                                                   ===========       ==============

C. COMMITMENTS AND CONTINGENCIES

     On April 2, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court entered a judgment determining that the Company has not infringed the patent. The plaintiff retains the right to file an appeal. If it does so, the Company intends to vigorously defend the judgment before the appellate court. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

     Net sales for the first quarter of fiscal 2000 were $17.1 million compared to $14.8 million for the first quarter of fiscal 1999, an increase of 15.5%. This increase was principally due to continuing strong accessory sales, associated in part with continuing increases in sales of less-expensive telescopes manufactured domestically.

     Gross profit increased from $6.1 million (41.0% of net sales) for the first quarter of fiscal 1999 to $7.1 million (41.5% of net sales) for the first quarter of fiscal 2000, an increase of 16.4%. The slight increase in gross profit as a percent of net sales was principally due to the increased sales of accessories which generally carry higher margins than other product lines.

     Selling expenses decreased from $2.9 million (19.6% of net sales) for the first quarter of fiscal 1999 to $2.3 million (13.4% of net sales) for the first quarter of fiscal 2000, a decrease of 20.7%. This reflects a reduction of approximately $900,000 in advertising and other marketing expenses during first quarter 2000 compared to first quarter 1999. This reduction was partially offset by increases in allowances for doubtful accounts. The Company expects to incur this $900,000 expense during its fiscal 2000 second and third quarters to match advertising expenditures in the general consumer market with anticipated product introductions and the Company's peak selling season.

     General and administrative expenses increased from $1.9 million (12.8% of net sales) for the first quarter of fiscal 1999 to $2.6 million (15.2% of net sales) for the first quarter of fiscal 2000, an increase of 36.8%. This increase was generally due to increases in personnel related costs.

     Research and development expenses remained relatively consistent increasing slightly from $245,000 (1.7% of net sales) for the first quarter of fiscal 1999 to $265,000 (1.5% of net sales) for the first quarter of fiscal 2000, an increase of 8.2%.

     Interest expense was $42,000 for the first quarter of fiscal 1999 compared to interest income of $15,000 for the first quarter of fiscal 2000, reflecting significantly lower average borrowings during the first quarter of fiscal 2000 as compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended May 31, 1999, the Company funded its operations with internally generated cash flow and borrowings on its bank line of credit. Internally generated cash flow from net income, collections on accounts receivable and increases in accounts payable, were more than offset by increases in inventories and payment of income taxes. The significant increase in inventories (up $4.5 million from February 28, 1999 to May 31, 1999) is due to anticipated sales for the second and third quarters of the Company's fiscal year 2000. Net working capital (current assets less current liabilities) totaled approximately $21.7 million at May 31, 1999, up from $21.4 million at February 28, 1999. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     In January 1998, the Company amended its Loan and Security Agreement (the "Loan Agreement") to provide (i) a $15.0 million revolving line of credit and
(ii) a $5.0 million term note. The Loan Agreement is secured by the assets of the Company. The Company had outstanding borrowings under its line of credit of approximately $483,000 at May 31, 1999.

     Capital expenditures, including financed purchases of equipment, aggregated $1.7 million and $830,000 for the three months ended May 31, 1999 and 1998, respectively. The Company had no material capital expenditure commitments at May 31, 1999.

     The Company believes that its internally generated cash flow and borrowing ability will be sufficient to meet its operating, working capital and capital expenditure requirements through the next twelve months. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company expanding its distribution network; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

     In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements, both internally and at the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability and any material effect on the Company's business and operations by the advent of the Year 2000.

YEAR 2000

     The Company has evaluated its enterprise information system software and is currently evaluating its other internal software applications and operating systems and the preparedness of third parties with which the Company has material relationships against anticipated Year 2000 concerns. The Company currently believes that its business will not be materially affected by the advent of the Year 2000. The Company has upgraded its enterprise information system software to a Year 2000 compliant version. The Company has also evaluated both its products and its machinery and equipment against Year 2000 concerns. As a result of these evaluations, the Company is not currently aware of any material exposure to contingencies related to the Year 2000 issue for its enterprise information system software, its products or its machinery and equipment. The Company continues to evaluate and test other internal software applications and operating systems. The Company believes that these evaluations and tests will not reveal any material Year 2000 issues and that the results of such evaluations and tests will not require any material expenditures or other material diversion of resources or have any other material adverse effect on the Company's operations. The Company believes that its evaluations and tests of other internal software applications and operating systems will be completed by late 1999. The Company is currently working with third parties with which it has material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience material business interruptions as a result of Year 2000 noncompliance. The Company is currently unable to estimate reasonable likely worst-case effects of the arrival of the Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company is currently analyzing reasonable likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above has been completed. Such contingency plans may include increased inventory levels, securing alternate sources of supply and other appropriate measures. Completion of the Year 2000 contingency plans is expected by late 1999. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available. As of May 31, 1999 the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $150,000 of which approximately $60,000 has been incurred. These costs are being funded through cash flow from operations. These amounts do not include any costs associated with implementation of the contingency plan, which, as stated above, is in the process of being developed. Consequently the estimates and completion dates discussed herein for the various components of the plan are subject to change.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. 98-240 GLT. United States District Court for the Central District of California. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarfs patent is invalid, void and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes. A counterclaim dated June 3, 1998 alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881 was also filed against the Company. The counterclaim further alleges that the infringement is willful and seeks unspecified damages, an injunction and other relief against the Company. The Company contends the counterclaim is without merit and vigorously contests its allegations. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed Reddwarf's patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court entered a judgment determining that the Company has not infringed Reddwarf's patent and that Reddwarf shall take nothing by its counterclaim. Reddwarf retains the right to file an appeal. If it does so, the Company intends to vigorously defend the judgment before the appellate court. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

          Exhibit No. 27 Financial Data Schedule for the three months ended May 31, 1999.

     6(b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 1999

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

                     SIGNATURE                                         TITLE                      DATE
                     ---------                                         -----                      ----
                /s/ JOHN C. DIEBEL                        Chairman of the Board and Chief     July 14, 1999
---------------------------------------------------       Executive Officer (Principal
                  John C. Diebel                          Executive Officer)

               /s/ STEVEN G. MURDOCK                      Director, President, Chief          July 14, 1999
---------------------------------------------------       Operating Officer and Secretary
                 Steven G. Murdock

             /s/ BRENT W. CHRISTENSEN                     Vice President, Finance and         July 14, 1999
---------------------------------------------------       Chief Financial Officer
               Brent W. Christensen                       (Principal Financial and
                                                          Accounting Officer)

             /s/ JOSEPH A. GORDON, JR.                    Director and Senior Vice            July 14, 1999
---------------------------------------------------       President of North American
               Joseph A. Gordon, Jr.                      Sales

                                                          Director
---------------------------------------------------
                 Timothy C. McQuay

                                                          Director
---------------------------------------------------
                  Harry L. Casari

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27       Financial Data Schedule for the three months ended May 31,
           1999