Form 10-Q
period 1999-08-31
MEADE INSTRUMENTS CORP
filed 1999-10-13
CIK 1032067

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

                     FOR THE QUARTER ENDED AUGUST 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183

                            ------------------------

                            MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-2988062
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         6001 OAK CANYON, IRVINE, CA                               92618
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (949) 451-1450

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding as of August 31, 1999 is 7,923,970

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              -----
                  PART I -- FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) -- August 31, 1999
  and February 28, 1999.....................................      3
Consolidated Statements of Income (Unaudited) -- Three
  Months and Six Months Ended August 31, 1999 and 1998......      4
Consolidated Statements of Cash Flows (Unaudited) -- Six
  Months Ended August 31, 1999 and 1998.....................      5
Notes to Consolidated Financial Statements (Unaudited)......      6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................  8 - 11

                   PART II -- OTHER INFORMATION
Other Information...........................................     11
Signatures..................................................     13
Exhibit Index...............................................     14

ITEM 1. FINANCIAL STATEMENTS

                            MEADE INSTRUMENTS CORP.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              AUGUST 31,     FEBRUARY 28,
                                                                 1999            1999
                                                              -----------    ------------
Current assets:
  Cash......................................................  $ 1,385,000    $ 1,283,000
  Accounts receivable, less allowance for doubtful accounts
     of $2,940,000 at August 31, 1999 and $2,243,000 at
     February 28, 1999......................................   14,042,000     10,864,000
  Inventories...............................................   30,392,000     14,191,000
  Deferred income taxes.....................................    5,730,000      3,928,000
  Prepaid expenses and other current assets.................      517,000        256,000
                                                              -----------    -----------
          Total current assets..............................   52,066,000     30,522,000
Other assets................................................    5,220,000        274,000
Property and equipment, net of accumulated depreciation of
  $2,592,000 at August 31, 1999 and $2,071,000 at February
  28, 1999..................................................    4,894,000      3,828,000
                                                              -----------    -----------
                                                              $62,180,000    $34,624,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $15,425,000    $
  Accounts payable..........................................    5,138,000      1,503,000
  Accrued liabilities.......................................    6,433,000      5,386,000
  Income taxes payable......................................                   1,991,000
  Current portion of capital lease obligations..............      324,000        254,000
                                                              -----------    -----------
          Total current liabilities.........................   27,320,000      9,134,000
                                                              -----------    -----------
Long-term debt..............................................    5,000,000
Long-term capital lease obligations, net of current
  portion...................................................      575,000        223,000
                                                              -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 7,923,970 and 7,875,500 shares issued and
     outstanding at August 31, 1999 and February 28, 1999,
     respectively...........................................       79,000         79,000
  Additional paid-in capital................................   22,069,000     21,803,000
  Retained earnings.........................................   13,862,000     10,502,000
                                                              -----------    -----------
                                                               36,010,000     32,384,000
  Unearned ESOP shares......................................   (6,725,000)    (7,117,000)
                                                              -----------    -----------
          Total stockholders' equity........................   29,285,000     25,267,000
                                                              -----------    -----------
                                                              $62,180,000    $34,624,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        THREE MONTHS ENDED AUGUST 31,     SIX MONTHS ENDED AUGUST 31,
                                        ------------------------------    ----------------------------
                                            1999             1998             1999            1998
                                        -------------    -------------    ------------    ------------
Net sales.............................   $24,134,000      $15,412,000     $41,235,000     $30,233,000
Cost of sales.........................    13,997,000        8,901,000      23,981,000      17,642,000
                                         -----------      -----------     -----------     -----------
  Gross profit........................    10,137,000        6,511,000      17,254,000      12,591,000
Selling expenses......................     2,937,000        2,895,000       5,228,000       5,768,000
General and administrative expenses...     2,968,000        2,036,000       5,572,000       3,983,000
Research and development expenses.....       275,000          228,000         540,000         473,000
                                         -----------      -----------     -----------     -----------
  Operating income....................     3,957,000        1,352,000       5,914,000       2,367,000
Interest expense......................       135,000          142,000         120,000         184,000
                                         -----------      -----------     -----------     -----------
  Income before income taxes..........     3,822,000        1,210,000       5,794,000       2,183,000
Provision for income taxes............     1,606,000          520,000       2,434,000         939,000
                                         -----------      -----------     -----------     -----------
Net income............................   $ 2,216,000      $   690,000     $ 3,360,000     $ 1,244,000
                                         ===========      ===========     ===========     ===========
Basic earnings per share..............   $      0.32      $      0.10     $      0.48     $      0.18
                                         ===========      ===========     ===========     ===========
Diluted earnings per share............   $      0.30      $      0.10     $      0.46     $      0.18
                                         ===========      ===========     ===========     ===========
Weighted average number of shares
  outstanding -- basic................     6,965,000        6,841,000       6,948,000       6,824,000
                                         ===========      ===========     ===========     ===========
Weighted average number of shares
  outstanding -- diluted..............     7,342,000        6,993,000       7,291,000       6,974,000
                                         ===========      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED AUGUST 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              -------------   ------------
Cash flows from operating activities:
  Net income................................................  $  3,360,000    $ 1,244,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       521,000        456,000
     ESOP contribution......................................       804,000        600,000
     Allowance for doubtful accounts........................       697,000        600,000
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (3,875,000)    (3,164,000)
       Increase in inventories..............................   (16,201,000)    (8,821,000)
       Increase in deferred income taxes....................    (1,802,000)      (867,000)
       (Increase) in prepaid expenses and other current
        assets..............................................      (261,000)        (1,000)
       Decrease in other assets.............................        54,000         12,000
       Increase in accounts payable.........................     3,635,000      1,739,000
       Increase in accrued liabilities......................       635,000      1,600,000
       Decrease in income taxes payable.....................    (1,890,000)    (1,606,000)
                                                              ------------    -----------
          Net cash used in operating activities.............   (14,323,000)    (8,780,000)
                                                              ------------    -----------
Cash flows from investing activities:
  Capital expenditures......................................      (997,000)    (2,276,000)
  Increase in other assets..................................    (5,000,000)
                                                              ------------    -----------
          Net cash used in investing activities.............    (5,997,000)    (2,276,000)
                                                              ------------    -----------
Cash flows from financing activities:
  Net borrowings under bank line of credit..................    15,425,000      9,723,000
  Proceeds from long-term loan..............................     5,000,000
  Exercise of stock options.................................       165,000
  Payments under capital lease obligations..................      (168,000)       (92,000)
                                                              ------------    -----------
          Net cash provided by financing activities.........    20,422,000      9,631,000
                                                              ------------    -----------
Net increase (decrease) in cash.............................       102,000     (1,425,000)
Cash at beginning of period.................................     1,283,000      1,649,000
                                                              ------------    -----------
Cash at end of period.......................................  $  1,385,000    $   224,000
                                                              ============    ===========
Supplemental disclosures of cash flow information:
  Non-cash financing activities:
     Equipment financing....................................  $    590,000

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarter and six months ended August 31, 1999 and 1998, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. THE COMPOSITION OF INVENTORIES IS AS FOLLOWS:

                                                    AUGUST 31,     FEBRUARY 28,
                                                       1999            1999
                                                    -----------    ------------
Raw materials.....................................  $ 5,700,000    $ 3,417,000
Work-in-process...................................    3,079,000      1,514,000
Finished goods....................................   21,613,000      9,260,000
                                                    -----------    -----------
                                                    $30,392,000    $14,191,000
                                                    ===========    ===========

C. COMMITMENTS AND CONTINGENCIES

     On April 2, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court entered a judgment determining that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a Notice of Appeal with respect to the summary judgment motion. The Company intends to vigorously defend the judgment before the appellate court. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

D. CREDIT REFINANCING

     On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guarantied by each of the Company's domestic

                            MEADE INSTRUMENTS CORP.

                                  (UNAUDITED)

subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In anticipation of the acquisition of Bresser Optik (see Note E.), the Company borrowed $5 million under the Term Loan on August 31, 1999.

E. SUBSEQUENT EVENT

     On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, (collectively "Bresser"), for $5 million in cash and 100,915 shares of the Company's common stock. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5 million under the Term Loan on August 31, 1999. As of August 31, 1999 the cash from this borrowing has been reflected as a component of other non-current assets.

     The acquisition of Bresser will be accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisal, evaluations and other studies of fair value of the assets acquired. At this time it is impractical to provide the required financial statements related to the acquisition and the proforma financial information that are required to be furnished under cover of Form 8-K. The Company anticipates filing this information under cover of Form 8-K as soon as practicable within 75 days from the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Three Months Ended August 31, 1999 Compared to Three Months Ended August 31, 1998

     Net sales for the second quarter of fiscal 2000 were $24.1 million compared to $15.4 million for the second quarter of fiscal 1999, an increase of 56.6%. This increase was principally due to increases in sales of less-expensive telescope lines including those manufactured domestically and those manufactured in Taiwan. Also contributing significantly to this increase were continuing strong sales of telescope accessories.

     Gross profit increased from $6.5 million (42.2% of net sales) for the second quarter of fiscal 1999 to $10.1 million (42.0% of net sales) for the second quarter of fiscal 2000, an increase of 55.7%. Gross profit margin remained relatively flat despite strong sales of products that generally carry higher gross margins principally due to increases in freight costs from the Company's Asian suppliers.

     Selling expenses were $2.9 million for the second quarter of fiscal 1999 and fiscal 2000, respectively, (18.8% and 12.2% of net sales, respectively). Although selling expenses remained flat, advertising and marketing costs during the second quarter of fiscal 2000 were lower than the previous year period offset by increases in allowances for doubtful accounts and freight costs. The decrease in advertising and marketing costs during the second quarter of fiscal 2000 resulted from the Company's continuing assessment of its advertising and marketing needs and its efforts to match advertising expenditures in the general consumer market with the Company's peak selling season.

     General and administrative expenses increased from $2.0 million (13.2% of net sales) for the second quarter of fiscal 1999 to approximately $3.0 million (12.3% of net sales) for the second quarter of fiscal 2000, an increase of 45.8%. This increase was generally due to increases in personnel and benefit related costs and increases in consulting and professional fees.

     Research and development expenses increased from $228,000 (1.5% of net sales) for the second quarter of fiscal 1999 to $275,000 (1.1% of net sales) for the second quarter of fiscal 2000, an increase of 20.6%. This increase was principally due to increased engineering personnel and outside consulting costs.

     Interest expense decreased slightly from $142,000 for the second quarter of fiscal 1999 to $135,000 for the second quarter of fiscal 2000, a decrease of 4.9%.

  Six Months Ended August 31, 1999 Compared to Six Months Ended August 31, 1998

     Net sales for the six months ended August 31, 1999 were $41.2 million compared to $30.2 million for the comparable prior year period, an increase of 36.4%. This increase was principally due to increases in sales of less-expensive telescope lines including those manufactured domestically and those manufactured in Taiwan. Also contributing significantly to this increase were continuing strong sales of telescope accessories.

     Gross profit increased from $12.6 million (41.6% of net sales) for the six months ended August 31, 1998 to $17.3 million (41.8% of net sales) for the comparable current year period, an increase of 37.0%. The slight increase in gross profit as a percent of net sales was principally due to the increased sales of more profitable lines of telescopes and accessories offset by increases in freight costs from the Company's Asian suppliers.

     Selling expenses decreased from $5.8 million (19.1% of net sales) for the six months ended August 31, 1998 to $5.2 million (12.7% of net sales) for the comparable current year period, an decrease of 9.4%. This decrease principally reflects a reduction of approximately $1.5 million in advertising and other marketing expenses during the six months ended August 31, 1999 against the comparable prior year period. This reduction was partially offset by increases in allowances for doubtful accounts and increased freight costs. The decrease in advertising and marketing costs during the six months ended August 31, 1999 resulted from the Company's continuing assessment of its advertising and marketing needs and its efforts to match advertising expenditures in the general consumer market with the Company's peak selling season.

     General and administrative expenses increased from $4.0 million (13.2% of net sales) for the six months ended August 31, 1998 to $5.6 million (13.5% of net sales) for the comparable current year period, an increase of 40.0%. This increase was generally due to increases in personnel and benefit related costs and increases in consulting and professional fees.

     Research and development expenses increased from $473,000 (1.6% of net sales) for the six months ended August 31, 1998 to $540,000 (1.3% of net sales) for the comparable current year period, an increase of 14.2%. This increase was due to increased engineering personnel related costs.

     Interest expense decreased from $184,000 for the six months ended August 31, 1998 to $120,000 for the comparable current year period, a decrease of 34.8%. The decrease reflects lower average borrowings during the six months ended August 31, 1999 as compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended August 31, 1999, the Company funded its operations with internally generated cash flow and borrowings on its bank line of credit. Internally generated cash flow from net income and increases in accounts payable was more than offset by increases in inventories and accounts receivable and payment of income taxes. The significant increase in inventories (up $16.2 million from February 28, 1999 to August 31, 1999) is due to anticipated sales for the third quarter of the Company's fiscal year 2000. Net working capital (current assets less current liabilities) totaled approximately $24.7 million at August 31, 1999, up significantly from $21.4 million at February 28, 1999. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guarantied by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In anticipation of the acquisition of Bresser (See Note E. (Subsequent Events) to the Company's Consolidated Financial Statements), the Company borrowed $5 million under the Term Loan on August 31, 1999.

     Capital expenditures, including financed purchases of equipment, aggregated $1.6 million and $2.3 million for the six months ended August 31, 1999 and 1998, respectively. The Company had no material capital expenditure commitments at August 31, 1999.

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

YEAR 2000

     The Company has evaluated its enterprise information system software and is currently evaluating its other internal software applications and operating systems and the preparedness of third parties with which the Company has material relationships against anticipated Year 2000 concerns. The Company currently believes that its business will not be materially affected by the advent of the Year 2000. The Company has upgraded its enterprise information system software to a Year 2000 compliant version. The Company has also evaluated both its products and its machinery and equipment against Year 2000 concerns. As a result of these evaluations, the Company is not currently aware of any material exposure to contingencies related to the Year 2000 issue for its enterprise information system software, its products or its machinery and equipment. The Company continues to evaluate and test other internal software applications and operating systems. The Company believes that these evaluations and tests will not reveal any material Year 2000 issues and that the results of such evaluations and tests will not require any material expenditures or other material diversion of resources or have any other material adverse effect on the Company's operations. The Company believes that its evaluations and tests of other internal software applications and operating systems will be completed by late 1999. The Company is currently working with third parties with which it has material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the
                                       10
event any such third parties experience material business interruptions as a result of Year 2000 noncompliance. The Company is currently unable to estimate reasonable likely worst-case effects of the arrival of the

Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company is currently analyzing reasonable likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above has been completed. Such contingency plans may include increased inventory levels, securing alternate sources of supply and other appropriate measures. Completion of the Year 2000 contingency plans is expected by late 1999. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available. As of August 31, 1999 the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $150,000 of which approximately $60,000 has been incurred. These costs are being funded through cash flow from operations. These amounts do not include any costs associated with implementation of the contingency plan, which, as stated above, is in the process of being developed. Consequently the estimates and completion dates discussed herein for the various components of the plan are subject to change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. 98-240 GLT. United States District Court for the Central District of California. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarfs patent is invalid, void and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes. A counterclaim dated June 3, 1998 alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881 was also filed against the Company. The counterclaim further alleges that the infringement is willful and seeks unspecified damages, an injunction and other relief against the Company. The Company contends the counterclaim is without merit and vigorously contests its allegations. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed Reddwarf's patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court entered a judgment determining that the Company has not infringed Reddwarf's patent. On July 27, 1999, Reddwarf filed a Notice of Appeal with respect to the summary judgment motion. In addition, on August 19, 1999, the Company stipulated to the dismissal, without prejudice, of its actions for injunctive relief, damages under Federal antitrust statutes and injunctive and other relief under California unfair competition statutes. The Company intends to vigorously defend the judgment before the appellate court. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Company's Annual Meeting of Stockholders, held on July 8, 1999, the stockholders of the Company (1) elected Joseph A. Gordon as a director for a three year term expiring at the Company's Annual Meeting to be held in 2002 and (2) approved certain amendments to the Company's 1997 Stock incentive Plan (the "Plan") to: (i) increase the number of shares of the Company's Common Stock available for issuance thereunder and (ii) increase the maximum dollar limit available for performance-based monetary awards under the Plan.

     The voting results were as follows:

                                                        FOR       AGAINST    WITHHELD
                                                     ---------    -------    ---------
Re-election of Joseph A. Gordon to the Company's
  Board of Directors...............................  6,802,211         --      122,858
Amendments to the 1997 Stock Incentive Plan........  4,774,353    901,964      107,704

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

     Exhibit No. 27 Financial Data Schedule for the six months ended August 31, 1999.

     6(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEADE INSTRUMENTS CORP.

                                          By:      /s/ JOHN C. DIEBEL

                                            ------------------------------------
                                                       John C. Diebel
                                                 Chairman of the Board and
                                                  Chief Executive Officer
Dated: October 12, 1999

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JOHN C. DIEBEL                      Chairman of the Board and     October 12, 1999
-----------------------------------------------------    Chief Executive Officer
                   John C. Diebel                        (Principal Executive
                                                         Officer)

                /s/ STEVEN G. MURDOCK                    Director, President, Chief    October 12, 1999
-----------------------------------------------------    Operating Officer and
                  Steven G. Murdock                      Secretary

              /s/ BRENT W. CHRISTENSEN                   Vice President, Finance       October 12, 1999
-----------------------------------------------------    and Chief Financial
                Brent W. Christensen                     Officer (Principal
                                                         Financial and Accounting
                                                         Officer)

              /s/ JOSEPH A. GORDON, JR.                  Director and Senior Vice      October 12, 1999
-----------------------------------------------------    President of North
                Joseph A. Gordon, Jr.                    American Sales

                                                         Director
-----------------------------------------------------
                  Timothy C. McQuay

                                                         Director
-----------------------------------------------------
                   Harry L. Casari

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    27        Financial Data Schedule for the six months ended August 31,
              1999