Form 10-Q
period 1999-11-30
MEADE INSTRUMENTS CORP
filed 2000-01-14
CIK 1032067

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

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1999

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding as of November 30, 1999 is 8,037,170

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEADE INSTRUMENTS CORP.

                               TABLE OF CONTENTS

                                                               PAGE
                                                              ------
                  PART I -- FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) -- November 30, 1999
  and February 28, 1999.....................................       3
Consolidated Statements of Income (Unaudited) -- Three
  Months and Nine Months Ended November 30, 1999 and 1998...       4
Consolidated Statements of Cash Flows (Unaudited) -- Nine
  Months Ended November 30, 1999 and 1998...................       5
Notes to Consolidated Financial Statements (Unaudited)......   6 - 8
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................  9 - 12

                    PART II -- OTHER INFORMATION
Other Information...........................................      13
Signatures..................................................      14
Exhibit Index...............................................      15

ITEM 1. FINANCIAL STATEMENTS

                            MEADE INSTRUMENTS CORP.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1999            1999
                                                              ------------    ------------
Current assets:
  Cash......................................................  $ 2,684,000     $ 1,283,000
  Accounts receivable, less allowance for doubtful accounts
     of $3,466,000 at November 30, 1999 and $2,243,000 at
     February 28, 1999......................................   30,873,000      10,864,000
  Inventories...............................................   30,701,000      14,191,000
  Deferred income taxes.....................................    5,730,000       3,928,000
  Prepaid expenses and other current assets.................      431,000         256,000
                                                              -----------     -----------
          Total current assets..............................   70,419,000      30,522,000
Other assets................................................    4,462,000         274,000
Property and equipment, net of accumulated depreciation of
  $2,930,000 at November 30, 1999 and $2,071,000 at February
  28, 1999..................................................    6,427,000       3,828,000
                                                              -----------     -----------
                                                              $81,308,000     $34,624,000
                                                              ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.......................................  $14,469,000     $        --
  Accounts payable..........................................    6,480,000       1,503,000
  Accrued liabilities.......................................    8,828,000       5,386,000
  Income taxes payable......................................    5,632,000       1,991,000
  Current portion long-term debt and capital lease
     obligations............................................      733,000         254,000
                                                              -----------     -----------
          Total current liabilities.........................   36,142,000       9,134,000
                                                              -----------     -----------
Long-term debt..............................................    4,750,000              --
Long-term capital lease obligations, net of current
  portion...................................................      503,000         223,000
                                                              -----------     -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 8,037,170 and 7,875,500 shares issued and
     outstanding at November 30, 1999 and February 28, 1999,
     respectively...........................................       80,000          79,000
  Additional paid-in capital................................   24,888,000      21,803,000
  Retained earnings.........................................   21,559,000      10,502,000
  Cumulative currency translation adjustment................     (135,000)             --
                                                              -----------     -----------
                                                               46,392,000      32,384,000
  Unearned ESOP shares......................................   (6,479,000)     (7,117,000)
                                                              -----------     -----------
          Total stockholders' equity........................   39,913,000      25,267,000
                                                              -----------     -----------
                                                              $81,308,000     $34,624,000
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              NOVEMBER 30,                  NOVEMBER 30,
                                       --------------------------    ---------------------------
                                          1999           1998            1999           1998
                                       -----------    -----------    ------------    -----------
Net sales............................  $63,725,000    $31,247,000    $104,960,000    $61,480,000
Cost of sales........................   38,961,000     17,956,000      62,942,000     35,598,000
                                       -----------    -----------    ------------    -----------
  Gross profit.......................   24,764,000     13,291,000      42,018,000     25,882,000
Selling expenses.....................    6,158,000      3,276,000      11,386,000      9,044,000
General and administrative
  expenses...........................    3,980,000      2,697,000       9,552,000      6,680,000
Research and development expenses....      370,000        253,000         910,000        726,000
                                       -----------    -----------    ------------    -----------
  Operating income...................   14,256,000      7,065,000      20,170,000      9,432,000
Interest expense.....................      559,000        230,000         680,000        414,000
                                       -----------    -----------    ------------    -----------
  Income before income taxes.........   13,697,000      6,835,000      19,490,000      9,018,000
Provision for income taxes...........    6,001,000      2,939,000       8,434,000      3,878,000
                                       -----------    -----------    ------------    -----------
Net income...........................  $ 7,696,000    $ 3,896,000    $ 11,056,000    $ 5,140,000
                                       ===========    ===========    ============    ===========
Basic earnings per share.............  $      1.08    $      0.57    $       1.58    $      0.75
                                       ===========    ===========    ============    ===========
Diluted earnings per share...........  $      1.01    $      0.56    $       1.49    $      0.74
                                       ===========    ===========    ============    ===========
Weighted average number of shares
  outstanding -- basic...............    7,125,000      6,878,000       7,008,000      6,824,000
                                       ===========    ===========    ============    ===========
Weighted average number of shares
  outstanding -- diluted.............    7,643,000      7,000,000       7,408,000      6,982,000
                                       ===========    ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      NOVEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Cash flows from operating activities:
  Net income................................................  $ 11,056,000    $  5,140,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       902,000         628,000
     ESOP contribution......................................     1,383,000         900,000
     Allowance for doubtful accounts........................     1,123,000              --
       Increase in accounts receivable......................   (19,284,000)    (13,361,000)
       Increase in inventories..............................    (7,105,000)     (3,535,000)
       Increase in deferred income taxes....................    (1,802,000)       (867,000)
       Decrease (increase) in prepaid expenses and other
          assets............................................       (67,000)         24,000
       Increase in accounts payable.........................     3,046,000         870,000
       Increase in accrued liabilities......................     2,316,000       3,492,000
       Increase in income taxes payable.....................     4,091,000       1,334,000
                                                              ------------    ------------
          Net cash used in operating activities.............    (4,341,000)     (5,375,000)
                                                              ------------    ------------
Cash flows from investing activities:
  Capital expenditures......................................    (1,105,000)     (2,520,000)
  Acquisition of Bresser Optik, net of cash acquired........    (4,968,000)             --
  Sale of equipment.........................................            --       1,323,000
                                                              ------------    ------------
          Net cash used in investing activities.............    (6,073,000)     (1,197,000)
                                                              ------------    ------------
Cash flows from financing activities:
  Net borrowings under bank line of credit..................     6,674,000       6,872,000
  Proceeds from long-term loan..............................     5,000,000              --
  Exercise of stock options.................................       410,000          46,000
  Payments under capital lease obligations..................      (262,000)       (160,000)
                                                              ------------    ------------
          Net cash provided by financing activities.........    11,822,000       6,758,000
                                                              ------------    ------------
Effect of exchange rate changes on cash.....................        (7,000)             --
                                                              ------------    ------------
Net increase in cash........................................     1,401,000         186,000
Cash at beginning of period.................................     1,283,000       1,649,000
                                                              ------------    ------------
Cash at end of period.......................................  $  2,684,000    $  1,835,000
                                                              ============    ============

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarter and nine months ended November 30, 1999 and 1998, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. THE COMPOSITION OF INVENTORIES IS AS FOLLOWS:

                                                    NOVEMBER 30,    FEBRUARY 28,
                                                        1999            1999
                                                    ------------    ------------
Raw materials.....................................  $ 4,500,000     $ 3,417,000
Work-in-process...................................    3,985,000       1,514,000
Finished goods....................................   22,216,000       9,260,000
                                                    -----------     -----------
                                                    $30,701,000     $14,191,000
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

D. CREDIT REFINANCING

     On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guarantied by each of the Company's domestic

                            MEADE INSTRUMENTS CORP.

                                  (UNAUDITED)

subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In connection with the acquisition of Bresser Optik (see Note E.), the Company borrowed $5 million under the Term Loan on August 31, 1999.

E. ACQUISITION OF BRESSER

     On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively "Bresser"), for $5 million in cash and 100,915 shares of the Company's common stock valued at approximately $2.3 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5 million under the Term Loan on August 31, 1999. The acquisition of Bresser was accounted for using the purchase method of accounting. The purchase price allocation was based upon appraisals, evaluations and other studies of fair value of the assets acquired. The excess of the purchase price over the fair value of net assets acquired is included in other assets at November 30, 1999 and is being amortized on a straight-line basis over 15 years based upon the nature of the business and products acquired.

     The following table presents unaudited consolidated pro forma financial information for the nine months ended November 30, 1999, as though the acquisition occurred on March 1, 1998.

                                                        NINE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------    -----------
                                                           (UNAUDITED)
Net sales........................................  $111,175,000    $85,045,000
Operating income.................................  $ 20,303,000    $11,523,000
Net income.......................................  $ 10,885,000    $ 5,612,000
Earnings per share
  Basic..........................................  $       1.53    $      0.81
  Diluted........................................  $       1.45    $      0.79

The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on March 1, 1998. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.

     A summary of the purchase price allocation of the acquisition is as follows:

Current assets (excluding cash of $32,000).............  $ 11,934,000
Property, plant and equipment..........................     1,782,000
Goodwill...............................................     4,374,000
Current liabilities....................................   (10,744,000)
                                                         ------------
          Total purchase price.........................  $  7,346,000
                                                         ============

F. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and

                            MEADE INSTRUMENTS CORP.

                                  (UNAUDITED)

circumstances from nonowner sources. Total comprehensive income was $7,561,000 and $10,921,000 for the three and nine months ended November 30, 1999, respectively and $3,896,000 and $5,140,000 for the three and nine months ended November 30, 1998, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

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

  Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

     Net sales for the third quarter of fiscal 2000 were $63.7 million compared to $31.2 million for the third quarter of fiscal 1999, an increase of 104.0%. This increase was principally due to increases in sales of less-expensive telescope lines including those manufactured domestically and those manufactured in Taiwan and continuing strong sales of telescope accessories. Approximately $11.0 million of the increase in third-quarter sales was attributable to the Bresser acquisition.

     Gross profit increased from $13.3 million (42.5% of net sales) for the third quarter of fiscal 1999 to $24.8 million (38.9% of net sales) for the third quarter of fiscal 2000, an increase of 86.3%. While gross margins for the Company's core business experienced little change from recent quarters, overall gross margin declined due to the acquisition of Bresser. As a distributor only of optical products, Bresser is subject to gross margins that are typically lower than the margins the Company, as a manufacturer and distributor, has experienced in the past.

     Selling expenses increased from $3.3 million (10.5% of net sales) for the third quarter of fiscal 1999 to $6.2 million (9.7% of net sales) for the third quarter of fiscal 2000, an increase of 88.0%. This increase principally reflects higher freight costs, higher commissions and higher advertising, all of which increased to support the growth in net sales. Also contributing to the increase over the prior year period was approximately $400,000 of selling expenses at Bresser.

     General and administrative expenses increased from $2.7 million (8.6% of net sales) for the third quarter of fiscal 1999 to approximately $4.0 million (6.2% of net sales) for the third quarter of fiscal 2000, an increase of 47.5%. This increase was generally due to increases in personnel and benefit related costs and cost associated with the acquisition of Bresser. Also contributing to the increase over the prior year period was approximately $300,000 of general and administrative expenses at Bresser.

     Research and development expenses increased from $253,000 (0.8% of net sales) for the third quarter of fiscal 1999 to $370,000 (0.6% of net sales) for the third quarter of fiscal 2000, an increase of 46.2%. This increase was principally due to higher engineering personnel related costs and outside consulting costs.

     Interest expense increased from $230,000 for the third quarter of fiscal 1999 to $559,000 for the third quarter of fiscal 2000, an increase of 143.0%. This increase was principally due to interest expense on the $5.0 million Term Loan and interest expense at Bresser for the period.

  Nine Months Ended November 30, 1999 Compared to Nine Months Ended November 30, 1998

     Net sales for the nine months ended November 30, 1999 were $105.0 million compared to $61.5 million for the comparable prior year period, an increase of 70.7%. This increase was principally due to increases in sales of less-expensive telescope lines including those manufactured domestically and those manufactured in Taiwan and continuing strong sales of telescope accessories. Approximately $11.0 million of the increase in net sales was attributable to the Bresser acquisition.

     Gross profit increased from $25.9 million (42.1% of net sales) for the nine months ended November 30, 1998 to $42.0 million (40.0% of net sales) for the comparable current year period, an increase of 62.3%. While gross margins for the Company's core business experienced little change from recent quarters, overall gross margin declined due to the acquisition of Bresser. As a distributor only of optical products, Bresser is subject to gross margins that are typically lower than the margins the Company, as a manufacturer and distributor, has experienced in the past.

     Selling expenses increased from $9.0 million (14.7% of net sales) for the nine months ended November 30, 1998 to $11.4 million (10.8% of net sales) for the comparable current year period, an increase of 25.9%. The year over year change includes a reduction of approximately $1.2 million in advertising and other marketing expenses during the nine months ended November 30, 1999 against the comparable prior year period. This reduction was more than offset by increases in allowances for doubtful accounts, increased freight costs and higher commissions. Also contributing to the increase over the prior year period was approximately $400,000 of selling expenses at Bresser.

     General and administrative expenses increased from $6.7 million (10.9% of net sales) for the nine months ended November 30, 1998 to $9.6 million (9.1% of net sales) for the comparable current year period, an increase of 43.0%. This increase was generally due to increases in personnel and benefit related costs. Also contributing to the increase over the prior year period was approximately $300,000 of general and administrative expenses at Bresser.

     Research and development expenses increased from $726,000 (1.2% of net sales) for the nine months ended November 30, 1998 to $910,000 (0.9% of net sales) for the comparable current year period, an increase of 25.3%. This increase was principally due to increased engineering personnel related costs.

     Interest expense increased from $414,000 for the nine months ended November 30, 1998 to $680,000 for the comparable current year period, an increase of 64.2%. This increase was principally due to interest expense on the $5.0 million Term Loan and interest expense at Bresser for the period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended November 30, 1999, the Company funded its operations with internally generated cash flow and borrowings on its bank line of credit. Internally generated cash flow from net income and increases in accounts payable, accrued liabilities and income taxes payable were more than offset by increases in inventories and accounts receivable. The increase in accounts receivable (up $20.0 million from February 28, 1999 to November 30,
1999) resulted from strong sales for the third quarter of fiscal year 2000. Inventories increased (up $16.5 million from February 28, 1999 to November 30,
1999) to support higher fiscal 2000 sales. Also contributing to the increase in inventories was $5.5 million attributable to Bresser. Net working capital (current assets less current liabilities) totaled approximately $34.3 million at November 30, 1999, up significantly from $21.4 million at February 28, 1999. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guarantied by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In connection with the acquisition of Bresser (See Note E. (Acquisition of Bresser) to the Company's Consolidated Financial Statements), the Company borrowed $5 million under the Term Loan on August 31, 1999.

     Capital expenditures, including financed purchases of equipment, aggregated $1.7 million and $2.5 million for the nine months ended November 30, 1999 an 1998, respectively. The Company had no material capital expenditure commitments at November 30, 1999.

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

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to integrate and further develop the business of Bresser in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

YEAR 2000 COMPLIANCE

     To date, the Company has not experienced any material Year 2000 problems with its enterprise information system software, or its internal software applications, products, machinery, equipment or operating systems. The third parties with whom the Company has material relationships have not, to date, reported to the Company any material Year 2000 problems. The Company will continue to monitor the Year 2000 compliance of its enterprise information and other computer systems. Latent Year 2000 related issues may arise as the computer systems are more fully utilized. Accordingly, there can be no assurance that the Company will not in the future experience any Year 2000 problems.

     The Company's total incremental costs of addressing Year 2000 issues are estimated to be approximately $150,000, of which approximately $60,000 has been incurred through the third quarter of fiscal year 2000. These costs are being funded through cash flow from operations. Monitoring costs past January 1, 2000 are not expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Part II, Item 1 of the Company's Form 10-Q for the quarter ended August 31, 1999 is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     6(a) Exhibits filed with this Form 10-Q

     Exhibit No. 3.1 Amended and Restated Bylaws of Meade Instruments Corp., a Delaware Corporation.

     Exhibit No. 27 Financial Data Schedule for the six months ended August 31, 1999.

     6(b) Reports on Form 8-K

     The Company filed the following Reports with the SEC on the following dates:

        1. Form 8-K, filed on September 15, 1999, covering the acquisition of Bresser and excluding the related financial information.

        2. Form 8-K/A, filed on November 15, 1999, covering the acquisition of Bresser and including (i) the audited financial statements of Bresser at December 31, 1998 and for the three years then ended, (ii) the unaudited financial statements of Bresser at June 30, 1999 and for the six months ended June 30, 1999 and 1998, and (iii) the unaudited pro forma consolidated condensed financial statements of the Company for the twelve months ended February 28, 1999 and for the six months ended August 31, 1999 reflecting the acquisition of Bresser.

        3. Form 8-K/A, filed on December 1, 1999, covering the acquisition of Bresser and including (i) the audited financial statements of Bresser at December 31, 1998 and for the three years then ended, (ii) the unaudited financial statements of Bresser at June 30, 1999 and for the six months ended June 30, 1999 and 1998, and (iii) the unaudited pro forma consolidated condensed financial statements of the Company for the twelve months ended February 28, 1999 and for the six months ended August 31, 1999 reflecting the acquisition of Bresser.

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

Dated: January 14, 2000

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JOHN C. DIEBEL                    Chairman of the Board and       January 14, 2000
-----------------------------------------------------  Chief Executive
                   John C. Diebel                      Officer(Principal Executive
                                                       Officer)

                /s/ STEVEN G. MURDOCK                  Director, President, Chief      January 14, 2000
-----------------------------------------------------  Operating Officer and
                  Steven G. Murdock                    Secretary

              /s/ BRENT W. CHRISTENSEN                 Vice President, Finance and     January 14, 2000
-----------------------------------------------------  Chief Financial Officer
                Brent W. Christensen                   (Principal Financial and
                                                       Accounting Officer)

              /s/ JOSEPH A. GORDON, JR.                Director and Senior Vice        January 14, 2000
-----------------------------------------------------  President of North American
                Joseph A. Gordon, Jr.                  Sales

                                                       Director
-----------------------------------------------------
                  Timothy C. McQuay

                                                       Director
-----------------------------------------------------
                   Harry L. Casari

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 3.1       Amended and Restated Bylaws of Meade Instruments Corp., a
           Delaware Corporation.
 27        Financial Data Schedule for the nine months ended November
           30, 1999