Form 10-K405
period 2000-02-29
MEADE INSTRUMENTS CORP
filed 2000-05-30
CIK 1032067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-22183

                             MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                 DELAWARE                                  95-2988062
      (STATE OF OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION)

    6001 OAK CANYON, IRVINE, CALIFORNIA                       92618
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 451-1450
                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        On May 4, 2000 the Company's Board of Directors approved a two-for-one stock split for all stockholders of record at May 22, 2000 and payable in the form of a dividend on June 19, 2000.

        As of May 25, 2000, there were 8,196,101 outstanding shares of the Registrant's common stock, par value $0.01 per share ("common stock"), which is the only class of common stock of the Registrant. As of May 25, 2000 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $43.31 per share as reported by Nasdaq, was approximately $211 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2000.

================================================================================

                                TABLE OF CONTENTS

PART I

Item 1. Business...............................................................    Page 1
         Executive Officers of the Registrant..................................    Page 7
Item 2. Properties.............................................................    Page 8
Item 3. Legal Proceedings......................................................    Page 8
Item 4. Submission of Matters to a Vote of Security Holders....................    Page 8

PART II

Item 5. Market for the Registrant's Common Equity
         and Related Stockholder Matters.......................................    Page 9
Item 6. Selected Financial Data................................................    Page 10
Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................    Page 11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............    Page 15
Item 8. Financial Statements and Supplementary Data............................    Page 15
Item 9. Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................................    Page 15

PART III

Item 10. Directors and Executive Officers of the Registrant....................    Page 16
Item 11. Executive Compensation................................................    Page 16
Item 12. Security Ownership of Certain Beneficial Owners and Management........    Page 16
Item 13. Certain Relationships and Related Transactions........................    Page 16

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.......    Page 17

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

Report of Independent Accountants..............................................       F-1
Consolidated Balance Sheets at February 29, 2000 and February 28, 1999.........       F-2
Consolidated Statements of Income for each of the three years
         in the period ended February 29, 2000.................................       F-3
Consolidated Statements of Stockholders' Equity for the three years
         in the period ended  February 29, 2000................................       F-4
Consolidated Statements of Cash Flows for the three years
         in the period ended February 29, 2000.................................       F-5
Notes to Consolidated Financial Statements.....................................       F-6

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Meade Instruments Corp. is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. Meade's dedication to product innovation has led to the successful introduction of a wide range of products, resulting in what the Company believes to be the broadest and most complete line of telescopes and telescope accessories available. The Company offers more than 50 different telescope models with several different optical configurations, as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to more than $15,000.

        Since its founding in 1972, Meade has strived to develop a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Meade manufactures nearly the complete line of its advanced astronomical telescopes in Irvine, California, including the production of all of the advanced optical systems, which are critical components of telescopes. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry's most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade's telescopes are not Meade's primary market, the Company's Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies, including the University of California, Los Alamos National Laboratory, Lawrence Livermore Laboratory, National Radio Astronomy Observatory and NASA/Aames Research. The Company has capitalized on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade has become a major supplier of telescopes to such retailers as Discovery Channel Stores (formerly The Nature Company), Wal-Mart, Natural Wonders, Costco, Sam's Club and Store of Knowledge.

        Meade was sold by its founder and current Chief Executive Officer to an investor in 1986 and was then reacquired by the Company's senior management in 1991. After the reacquisition, management emphasized a business plan that concentrated on new product development, securing a reliable supplier of less-expensive telescopes, effective targeted marketing and customer service. To those ends the Company committed nearly $1.4 million to research and development during fiscal 2000 and has, over the last five fiscal years, committed nearly $4.4 million in the aggregate to research and development. These research and development expenditures were centered on the development of technologically advanced less-expensive telescopes. A majority of the Company's less-expensive telescopes are manufactured under proprietary designs by a Taiwanese company (the "Taiwanese Factory") with which the Company has an exclusive supply arrangement. The Company's business plan complements its efforts in new product development with an aggressive marketing plan. The Company's marketing plan includes print advertising in astronomy related magazines, in general consumer magazines and as a key component of extensive co-operative advertising campaigns with many of the Company's key retail partners. Meade publishes a comprehensive, full-color, high-quality product catalog that provides significant product exposure to the serious amateur astronomer. Meade also publishes an abridged version of its product catalog aimed at the casual observer or general consumer with an interest in astronomy.

         On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively "Bresser"), for $5.0 million in cash and 100,915 shares of the Company's common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5.0 million under the Term Loan on August 31, 1999 (See
Item 7. "Liquidity and Capital Resources"). The Company views Bresser as not only a going concern with products and services that are similar to Meade's traditional business, but as a beachhead from which the Company will bring Meade's latest computer-guided, affordably-priced telescopes to Europe. Further to that end, in January 2000, the Company purchased what was formerly its German distributor for approximately $1.1 million cash.

        In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers and mass merchandisers, which offer Meade's products in more than 3,000 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. In addition to products sold through the Bresser channels, Meade sells its products internationally through a network of over 30 foreign distributors, many of which service retail locations in their respective countries. Revenues from customers outside North America accounted for approximately 22.5% of the Company's net sales for the fiscal year ended February 29, 2000 (See Note 8 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company's domestic and international distribution networks.

        Following the close of fiscal 2000, the Company announced that it will be an original equipment manufacturer for TeraBeam Corporation ("TeraBeam"), an emerging service provider for gigabit IP connectivity in metropolitan areas. Meade will supply the Seattle-based company with key components for TeraBeam's wireless optical network. The components use existing Meade telescope technology and are currently in limited production by Meade. The ultimate quantities and timing of the products ordered by TeraBeam will depend upon TeraBeam's market roll-out.

INDUSTRY OVERVIEW

        Market-size data for the telescope and binocular industries is difficult to obtain because many of the companies in the industry are either private or subsidiaries or divisions of larger public companies. The Company believes that the overall size of the telescope market is driven, in part, by the introduction of new products.

        The Company produces products at all price points in the consumer optics market; from advanced astronomical telescopes for serious amateur astronomers to less-expensive telescopes for beginning to intermediate amateur astronomers. Advanced astronomical telescopes are characterized by frequent technological developments, including the relatively recent introduction of electronic and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. These advanced telescopes continue to drive the technological advances in the industry.

        Telescopes are generally offered in three different optical configurations: (a) refracting telescopes, which use a lens at the upper end of the optical tube to collect light; (b) reflecting telescopes, which use a concave mirror as the primary optical element; and (c) catadioptric (mirror-lens) telescopes, which employ a combination of mirrors and lenses to form the image. Each type has its own advantages: refractors are easy to maintain, yield sharp images and are relatively inexpensive in smaller apertures; reflectors generally are the lowest-cost means of purchasing larger apertures and are well suited to the intermediate amateur astronomer; and mirror-lens telescopes are more portable in larger apertures and are popular among serious amateur astronomers.

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

        New Products/Research and Development. Meade places a primary emphasis on product innovation and quality through its research and development efforts. The Company currently employs fourteen engineers on-site, developing new products, technological advances and improvements to existing products, in an effort to remain the industry leader. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its senior level management are among the most experienced in the telescope industry. The Company's three most experienced officers have been employed in this industry for an average of over 20 years. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the industry's most technically advanced, easy to use, consumer telescopes.

        Broadest Line of Products. The Company's strategy has been to use the tremendous advancements in microprocessor technology, building on its existing know-how in advanced telescope design and operation, to bring computer technology and features to telescopes at lower and lower price points. As a result, the Company believes it currently has the most complete and technically advanced line of telescopes available, including more than 50 different telescope models with several different optical configurations as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to more than $15,000.

        Optical Systems Expertise. Meade has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics on-site in Irvine, CA. Meade employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the consumer telescope market.

        Quality Control. Meade's manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product's precision optical system to its final assembly and testing. Certain of the Company's lower and mid-priced telescope models are assembled at the Company's assembly plant located in Tijuana, Mexico (See Item
2. Properties). The Company manufactures the majority of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while many of the Company's less-expensive telescopes are manufactured for the Company in Taiwan through an exclusive arrangement with the Taiwanese Factory. This exclusive arrangement provides the Company with the ability to exert control over the telescope manufacturing process to ensure the quality and performance of its less-expensive products. To support this arrangement, Meade employs a Taiwanese quality control engineer on a full-time basis and regularly commits at least one of its United States based quality control engineers to the Taiwanese Factory.

        Broad Distribution Network. The Company's sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts departments to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company's customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes to such retailers as Discovery Channel Stores (The Nature Company), Aldi (in Germany), Wal-Mart, Natural Wonders, Costco, Sam's Club and Store of Knowledge. Meade also has an expanding international presence with the acquisition of Bresser. Revenues from customers outside North America have grown from $4.2 million for the fiscal year ended February 28, 1995 to $28.5 million for the fiscal year ended February 29, 2000.

        Superior Customer Service. Meade believes that its high levels of customer service and technical support are important factors that differentiate it from its competitors. In an effort to provide each of the Company's customers with post-sale service and to relieve them of the burden of such service, Meade has established multiple dedicated toll-free telephone numbers so that its customers and end users can call the Company's support personnel with any questions relating to its products. In addition to giving its customers personal attention, the Company believes that providing this toll-free assistance also reduces product returns by better educating first-time users about telescope operation. In addition, in an effort to simplify assembly of the Company's products, Meade pre-assembles a substantial portion of its telescopes prior to packaging. Meade also makes available to telescope owners astronomical software and other product enhancements.

PRODUCTS

        Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade's products are described in greater detail below:

        Advanced Astronomical Telescopes. Among the Company's most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur astronomer a broad range of products from the economical 8" LX10 to the state-of-the-art 16" LX200. The model LX200 telescopes, also available in 7, 8, 10 and 12-inch apertures, are the most popular of the Company's telescopes among serious amateur astronomers. The LX200 telescopes feature a built-in computer library of 64,350 celestial objects. These objects are cataloged in the Company's proprietary hand-held electronic keypad command center, which operates the computerized control system for the LX200 telescopes. By entering any of the celestial objects into the keypad, the telescope automatically locates and tracks the selected object. Also well received by serious amateur astronomers is the Company's line of Starfinder telescopes. These larger-aperture reflecting telescopes are economically priced and offer views of a wide range of celestial objects. In fiscal 1998, the Company introduced its LXD500 series followed by the LXD300 series in fiscal 1999, a mid-priced line of telescopes on equatorial mounts. These telescopes offer the serious amateur, with a preference for an equatorial mount, a telescope ready for a wide range of advanced photographic and visual applications. The advanced astronomical telescopes collectively represented approximately 2% of telescope units shipped and approximately 12% of the Company's net sales for the fiscal year ended February 29, 2000.

        Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company's less-expensive 60mm to 114mm refracting and reflecting telescopes and the ETX series mirror-lens telescopes include many of the features of the more advanced telescopes at economical prices. With the introduction of the Digital Electronic Series of 60mm to 114 mm telescopes (the "DS telescopes") and the ETX-90EC and ETX-125EC, some of the most sophisticated features of the Company's advanced telescopes were made available at some of the Company's lowest retail price points. Equipped with the optional hand-held Autostar Computer Controller, the ETX-90EC, ETX-125EC and the DS telescopes can find and track any one of several thousand celestial objects at the push of a button. The Autostar, with its "go to" capability, brought to the general consumer for a few hundred dollars, features that had previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (both its traditional models and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. These telescope models comprise the lower-price end of the Company's product line. Sales of entry-level telescopes comprised approximately 98% of the Company's telescope units shipped and approximately 60% of the Company's net sales for the fiscal year ended February 29, 2000.

        Binoculars. The Company expanded its market presence in binoculars with the acquisition of Bresser. The Bresser name is widely recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Binocular sales accounted for over one half of the sales attributed to Germany during fiscal year 2000. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binoculars represented approximately 7% of the Company's net sales for the fiscal year ended February 29, 2000.

        Accessories. The Company also offers accessories for each of its telescope series that range from additional eyepieces and camera adapters to CCD autoguider/imagers and celestial observation software. Approximately 250 accessory products are currently available from the Company. Sales of accessories represented approximately 20% of the Company's net sales for the fiscal year ended February 29, 2000. Other miscellaneous products such as microscopes and magnifying glasses accounted for approximately 1% of the Company's net sales for fiscal year 2000.

SALES AND MARKETING

        The Company's telescopes, binoculars and accessories are sold through a domestic network of mail order dealers, specialty retailers and mass merchandisers. Internationally, the Company's products are sold through its wholly-owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors in other countries around the world. The Company's high-end products are generally sold through mail order dealers or single and multiple location specialty retailers. Meade's less-expensive products are sold in a similar manner but are sold principally through mass merchandisers. The Company maintains direct contact with its larger dealers and foreign distributors through the Company's sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company's customers are the following retail outlets, mass merchandisers and foreign distributors: Discovery Channel Stores (formerly The Nature Company), Wal-Mart, Natural Wonders, Aldi (Germany), MIC International Corp. (Japan), Sam's Club and Costco.

        The Company's sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs approximately thirteen persons in sales positions, all of whom have significant industry experience. These individuals advise the Company's specialty retailers about the quality features of the Company's products and provide answers to questions from specialty retailers as well as directly from amateur astronomers. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes. In an effort to further simplify assembly and use of the Company's products, Meade preassembles a substantial portion of its telescopes prior to packaging. (See "Business -- Competitive Strengths -- Superior Customer Service.") The Company's products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. In addition, the Company is engaged in an aggressive marketing program aimed at expanding the existing telescope market through more traditional consumer oriented print media. The Company's dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

    Throughout fiscal 2000, the Company sold its products to mail order dealers and to more than 500 specialty retailers and mass merchandisers that offer Meade's products in more than 3,000 retail store outlets. During fiscal year 2000 no customer accounted for

10% or more of the Company's net sales. During fiscal 1999, Discovery Channel Stores ("DCS", formerly The Nature Company), the Company's largest customer, accounted for approximately 14% of the Company's net sales. Service Merchandise Co. and DCS accounted for approximately 14% and 12%, respectively, of the Company's net sales for fiscal 1998. The Company's ten largest customers, in the aggregate, accounted for approximately 48% of the Company's net sales in fiscal year 2000. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

OPERATIONS

        Materials and Supplies. The Company purchases high grade optical glass in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company's domestically manufactured telescopes are individually polished and hand-figured by master opticians to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company's products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.

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

        Many of the Company's less-expensive telescopes are manufactured exclusively for the Company in Taiwan. Since 1990, the Company has worked closely with the Taiwanese Factory, developing proprietary telescope designs and instructing the Taiwanese Factory's personnel in the production of telescopes that meet the Company's quality standards. In May 1998, in order to assure a reliable flow of products to meet the Company's increasing requirements, and in order to ensure the Company would be able to exert sufficient control over the manufacturing process and thus ensure that its quality standards are maintained, the Company and the Taiwanese Factory entered into a supply agreement ("the 1998 agreement") wherein the Taiwanese Factory agreed to manufacture telescopes exclusively for sale through Meade and wherein Meade agreed to purchase many of its less-expensive telescopes from the Taiwanese Factory. The 1998 agreement expires on December 31, 2003. The Company owns many of the designs, molds and dies used by the Taiwanese Factory and regularly sends manufacturing and engineering personnel to the manufacturing facility in Taiwan to ensure that high quality products are produced.

        During fiscal year 2000 the Company began an assembly operation in a 26,000 sq. ft. building located in Tijuana, Mexico (the "Mexico Facility"). This facility currently employs approximately 80 people engaged in the assembly of several products including mid-priced telescopes, electronic sub-assemblies, and accessory products. In December 1999, the Company entered into an agreement to expand the Mexico Facility by approximately 24,000 square feet (the "Mexican Expansion"). This expansion is expected to be operational in June, 2000.

COMPETITION

        The telescope and binocular industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron (owned by Tasco), Bushnell, Tasco, Synta Technology, and Simmons and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Tasco, Synta Technology, and Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. In addition, some of the Company's current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

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

EMPLOYEES

        As of February 29, 2000, Meade had 455 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company's United States-based employees is represented by a union. The Company's employees at the Mexico Facility are represented by a union. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

        In order to enable its employees to share in the Company's growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade's common stock.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 15, 2000:

NAME                              AGE                          POSITION
----                              ---                          --------
John C. Diebel................     56      Chairman of the Board and Chief Executive Officer
Steven G. Murdock.............     48      President, Chief Operating Officer, Secretary, Director
Joseph A. Gordon, Jr..........     50      Senior Vice President -- North American Sales, Director
Brent W. Christensen..........     41      Vice President -- Finance and Chief Financial Officer
Mark D. Peterson..............     38      Vice President and General Counsel
Kenneth W. Baun...............     52      Vice President -- Engineering
Robert A. Wood, III...........     39      Vice President -- Manufacturing

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

        Robert A. Wood, III has been the Company's Vice President - Manufacturing since June 1995. From March 1991 to June 1995, he was the Company's Manager-Optics. From October 1988 to March 1991, he worked as a project engineer for the Company. Mr. Wood received a BS degree in electronics engineering technology from Brigham Young University.

ITEM 2. PROPERTIES

        The Company leases a 161,000 square foot manufacturing, distribution and corporate facility and a 42,000 square foot warehouse both of which are located in Irvine, California. The leases expire in 2007 and 2003, respectively. The Company also leases a 26,000 square foot assembly plant in Tijuana, Mexico that will be expanded to approximately 50,000 square feet as of June, 2000 (See Item
1. "Business-Operations"). The Tijuana lease expires in 2004 with three, five year options. The Company owns a 30,000 square foot office and distribution facility located in Borken, Germany. The Company also leases a 13,500 square foot office, repair and distribution facility in Graefelfing, Germany which expires in August 2002. The Company's management believes that all facilities occupied by the Company are adequate for present requirements; and that the Company's current equipment is in good condition and suitable for the operations involved.


ITEM 3. LEGAL PROCEEDINGS

        Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. 98-240 GLT. United States District Court for the Central District of California. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarf's patent is invalid, void and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes. A counterclaim dated June 3, 1998 alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881 was also filed against the Company. The counterclaim further alleges that the infringement is willful and seeks unspecified damages, an injunction and other relief against the Company. The Company contends the counterclaim is without merit and vigorously contests its allegations. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed Reddwarf's patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed Reddwarf's patent. On July 27, 1999, Reddwarf filed a Notice of Appeal with respect to the summary judgment motion. In addition, on August 19, 1999, the Company stipulated to the dismissal, without prejudice, of its actions for injunctive relief, damages under Federal antitrust statutes and injunctive and other relief under California unfair competition statutes. The Company intends to vigorously defend the judgment before the appellate court. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

        The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

        Prior to the reacquisition of the Company by certain members of its senior management, Meade agreed to be bound by the provisions of an order ("Order") of the United States Federal Trade Commission ("FTC") prohibiting the Company from making certain acquisitions. The Order provides that before Meade may acquire any stock, equity interest or assets, other than purchases of manufactured product in the ordinary course of business, of any company engaged in the manufacture or sale of Schmidt-Cassegrain telescopes with apertures of 8 to 11 inches in the United States, Meade must provide the FTC with prior notice of such event. The Order is effective until August 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's initial public offering was completed on April 14, 1997 (the "Offering"), and from that date to the present, the Company's common stock has been listed on the Nasdaq National Market under the symbol "MEAD." The high and low sales prices on a per share basis for the Company's common stock during each quarterly period for the fiscal years ended February 29, 2000 and February 28, 1999 were:

YEAR  ENDED FEBRUARY 29, 2000:     HIGH     LOW    YEAR  ENDED FEBRUARY 28, 1999:     HIGH     LOW
------------------------------    -------  ------  ------------------------------    ------   ------
  Fourth quarter..............    $30.25   $23.63   Fourth quarter...............    $13.63   $10.75
  Third quarter...............    $30.50   $20.00   Third quarter................    $11.00   $ 9.25
  Second quarter..............    $20.50   $14.00   Second quarter...............    $11.00   $ 9.38
  First quarter...............    $13.88   $10.63   First quarter................    $11.13   $ 9.13

        The reported closing sales price of the Company's common stock on the Nasdaq National Market on May 25, 2000 was $43.31. As of May 25, 2000, there were 48 holders of record of the Company's common stock.

        Other than dividends paid to the Company's ESOP in August 1996, the Company has not paid any cash dividends on its common stock and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future. Although the Company intends to make future contributions to the ESOP upon Board approval, no cash dividends (other than dividends paid to all holders of common stock) will be paid to the ESOP with respect to future periods.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND WEIGHTED AVERAGE SHARE AMOUNTS)

        The following data have been derived from the Company's audited consolidated financial statements, including the consolidated balance sheets at February 28 (29), 2000 and 1999 and the consolidated statements of income for the three years ended February 29, 2000 and the notes thereto appearing elsewhere herein.

                                                                             YEAR ENDED FEBRUARY 28 (29),
                                                        ---------------------------------------------------------------------
                                                           2000          1999           1998           1997          1996
                                                        -----------   -----------   ------------    -----------    ----------
INCOME STATEMENT DATA:
Net sales ...........................................   $   126,808   $    76,321   $     59,905    $    47,151    $   29,770
Cost of sales .......................................        75,780        44,255         38,245         31,845        20,054
                                                        -----------   -----------   ------------    -----------    ----------
  Gross profit ......................................        51,028        32,066         21,660         15,306         9,716
Selling expenses ....................................        15,471        12,268          6,771          4,759         2,832
General and administrative expenses .................        10,355         7,325          5,464          5,970         2,951
ESOP contribution expense ...........................         1,861         1,200          1,100             --            --
Research and development expenses ...................         1,361           978            854            628           518
                                                        -----------   -----------   ------------    -----------    ----------
  Operating income ..................................        21,980        10,295          7,471          3,949         3,415
Interest expense ....................................           977           473          1,034          1,657           659
                                                        -----------   -----------   ------------    -----------    ----------
  Income before income taxes ........................        21,003         9,822          6,437          2,292         2,756
Income taxes ........................................         9,048         4,223          2,702            960         1,200
                                                        -----------   -----------   ------------    -----------    ----------
Net income before accretion .........................        11,955         5,599          3,735          1,332         1,556
Accretion on redeemable preferred stock(1) ..........            --            --           (374)        (4,310)           --
                                                        -----------   -----------   ------------    -----------    ----------
Net income (loss) available to common
  stockholders ......................................   $    11,955   $     5,599   $      3,361    $    (2,978)   $    1,556
                                                        ===========   ===========   ============    ===========    ==========
Per share information:
Net income before adjustment to net income
  available per common share -- basic ...............   $      1.69   $      0.82   $       0.58    $      0.34    $     0.34
Accretion on redeemable preferred stock(1) ..........            --            --          (0.06)         (1.10)           --
                                                        -----------   -----------   ------------    -----------    ----------
Net income (loss) per share available to common
  stockholders -- basic .............................   $      1.69   $      0.82   $       0.52    $     (0.76)   $     0.34
                                                        ===========   ===========   ============    ===========    ==========
Net income (loss) per share available
  to common stockholders -- diluted .................   $      1.60   $      0.80   $       0.52    $     (0.76)   $     0.34
                                                        ===========   ===========   ============    ===========    ==========
Weighted average common shares
  outstanding -- basic ..............................     7,056,000     6,859,000      6,410,000      3,938,000     4,571,000
                                                        ===========   ===========   ============    ===========    ==========
Weighted average common shares
  outstanding -- diluted ............................     7,472,000     7,035,000      6,485,000      3,938,000     4,571,000
                                                        ===========   ===========   ============    ===========    ==========
BALANCE SHEET DATA:
Working capital .....................................   $    36,553   $    21,388   $     15,417    $     6,252    $    4,183
Total assets ........................................        64,091        34,624         24,592         20,524        13,035
Total current liabilities ...........................        16,485         9,134          5,829         11,775         7,364
Long-term debt, net of current portion ..............         4,500            --             --          6,599           450
Redeemable preferred stock ..........................            --            --             --          6,490            --
Stockholders' equity (deficit) ......................        42,665        25,267         18,422         (4,952)        4,771

----------

(1) Represents accretion reflecting original issue discount and accrued dividends on the redeemable preferred stock. In January 1997 the Company entered into a binding agreement to redeem its redeemable preferred stock earlier than the original mandatory redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion on the redeemable preferred stock pursuant to the redemption agreement (resulting in an aggregate $4.3 million accretion for fiscal 1997). The Company recorded a final accretion adjustment of approximately $374,000 during the first quarter of fiscal 1998 related to the redemption of the redeemable preferred stock.

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

                                                      YEAR ENDED FEBRUARY 28 (29),
                                                   --------------------------------
                                                    2000         1999         1998
                                                   ------       ------       ------
Net sales ...................................       100.0%       100.0%       100.0%
Cost of sales ...............................        59.8         58.0         63.8
                                                   ------       ------       ------
Gross profit ................................        40.2         42.0         36.2
Operating expenses:
  Selling expenses ..........................        12.2         16.0         11.3
  General and administrative expenses .......         8.2          9.6          9.1
  ESOP contribution expense .................         1.4          1.6          1.9
  Research and development expenses .........         1.1          1.3          1.4
                                                   ------       ------       ------
     Total operating expenses ...............        22.9         28.5         23.7
                                                   ------       ------       ------
Income from operations ......................        17.3         13.5         12.5
Interest expense ............................         0.8          0.6          1.8
                                                   ------       ------       ------
Income before income taxes ..................        16.5         12.9         10.7
Provision for income taxes ..................         7.1          5.5          4.5
                                                   ------       ------       ------
Net income ..................................         9.4          7.4          6.2
                                                   ======       ======       ======

FISCAL 2000 COMPARED TO FISCAL 1999

        Net sales increased from $76.3 million in fiscal 1999 to $126.8 million in fiscal 2000, an increase of 66.2%. This increase was primarily due to increases in unit sales of less-expensive telescopes including those manufactured domestically and those manufactured in Taiwan and continuing strong sales of telescope accessories. Approximately $13.0 million of the increase in net sales was attributable to the Bresser acquisition.

        Gross profit increased from $32.1 million (42.0% of net sales) in fiscal 1999 to $51.0 million (40.2% of net sales) in fiscal 2000, an increase of 59.1%. While gross margin for the Company's core business experienced little change from the previous year, overall gross margin declined due to the acquisition of Bresser. As a distributor only of optical products, Bresser is subject to gross margins that are typically lower than the margins the Company, as a manufacturer and distributor, has experienced in the past.

        Selling expenses increased from $12.3 million (16.0% of net sales) in fiscal 1999 to $15.5 million (12.2% of net sales) in fiscal 2000, an increase of 26.1%. This dollar increase principally reflects higher freight costs, higher commissions and other selling costs to support higher sales volumes in fiscal 2000 as compared to fiscal 1999

        General and administrative expenses increased from $7.3 million (9.6% of net sales) in fiscal 1999 to $10.4 million (8.2% of net sales) in fiscal 2000, an increase of 41.4%. This dollar increase was generally due to increases in personnel and benefit related costs.

        ESOP contribution expense increased from $1.2 million (1.6% of net sales) in fiscal 1999 to $1.9 million (1.4% of net sales) in fiscal 2000, an increase of 55.1%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during fiscal 2000. To the extent that the market value of the Company's common stock continues to increase, the non-cash ESOP contribution expense is expected to continue to increase.

        Research and development expenses increased from $978,000 (1.3% of net sales) in fiscal 1999 to $1.4 million (1.1% of net sales) in fiscal 2000, an increase of 39%. This dollar increase was due to higher personnel related costs and higher outside consulting costs during fiscal 2000 as compared to the prior fiscal year.

        Interest expense increased from $473,000 for the fiscal year ended February 28, 1999 to $977,000 for fiscal 2000, an increase of 106.6%. This increase was principally due to interest expense on the $5.0 million Term Loan and interest expense on short-term bank borrowings in Germany for the period.

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

        General and administrative expenses increased from $5.5 million (9.1% of net sales) in fiscal 1998 to $7.3 million (9.6% of net sales) in fiscal 1999, an increase of 34.1%. This increase was generally due to increases in personnel related costs, and increases in consulting and professional fees.

        ESOP contribution expense increased from $1.1 million (1.9% of net sales) in fiscal 1998 to $1.2 million (1.6% of net sales) in fiscal 2000, a 9.1% increase. The slight increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during fiscal 1999.

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

        The following tables (in thousands of dollars) present unaudited financial results for each of the eight quarters in the period ended February 29, 2000. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                FISCAL 2000                                        FISCAL 1999
                              ----------------------------------------------      ----------------------------------------------
                               FIRST       SECOND        THIRD       FOURTH        FIRST       SECOND        THIRD       FOURTH
                              QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                              -------      -------      -------      -------      -------      -------      -------      -------
Net sales ..............      $17,101      $24,134      $63,725      $21,848      $14,821      $15,412      $31,247      $14,841
Gross profit ...........        7,117       10,137       24,764        9,010        6,080        6,511       13,291        6,184
Operating income .......        1,957        3,957       14,256        1,810        1,015        1,352        7,065          863
Net income .............        1,144        2,216        7,696          899          554          690        3,896          459

        Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See "Business -- Operations -- Materials and Supplies."

LIQUIDITY AND CAPITAL RESOURCES

        The Company funded its operations with internally generated cash flow and borrowings from banks. Internally generated cash flow from net income adjusted for non-cash charges and decreases in accounts receivable exceeded increases in inventories and deferred taxes during the year generating approximately $8.5 million in cash from operations. Close credit management contributed to the decrease in accounts receivable (down $2.9 million from February 28, 1999). Inventories increased (up $10.3 million from February 28,
1999) to support the higher sales volume. Net working capital totaled approximately $37.1 million at February 29, 2000, up significantly from $21.4 million at February 28, 1999. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

        On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser for $5.0 million in cash and 100,915 shares of the Company's common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5.0 million under the Term Loan on August 31, 1999. The Company views Bresser as not only a going concern with products and services that are similar to Meade's traditional business, but as a beachhead from which the Company will bring Meade's latest computer-guided, affordably-priced telescopes to Europe. Further to that end, in January 2000, the Company purchased what was formerly its German distributor for approximately $1.1 million cash.

        On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40.0 million credit facility consisting of a five year $35.0 million revolving credit line (the "Revolving Loan") and a five year $5.0 million term loan (the "Term Loan"). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In connection with the acquisition of Bresser, the Company borrowed $5.0 million under the Term Loan on August 31, 1999.

        Capital expenditures, including financed purchases of equipment, aggregated $2.7 million, $2.1 million and $3.1 million for the fiscal years ended February 28(29), 2000, 1999 and 1998, respectively. Included in purchases of equipment for fiscal 1999 is approximately $1.3 million for equipment sold and leased back under operating leases. The Company had no material capital expenditure commitments as of February 29, 2000. The Company is expanding its Mexico Facility from approximately 26,000 sq. ft. to approximately 50,000 sq. ft. (See Item 1. "Business-Operations"). Capital expenditures for the Mexican Expansion are not expected to be material to the Company's financial position or results of operations.

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

        Following the close of fiscal 2000, the Company announced that it will be an original equipment manufacturer for TeraBeam, an emerging service provider for gigabit IP connectivity in metropolitan areas. Meade will supply the Seattle-based company with key components for TeraBeam's wireless optical network. The components use existing Meade telescope technology and are currently in limited production by Meade. The ultimate quantities and timing of the products ordered by TeraBeam will depend upon TeraBeam's market roll-out.

        The Company believes that internally generated cash flow and borrowing ability will be sufficient to meet its operating, working capital and capital expenditure requirements through the near term. In the event that the Company requires more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

INFLATION

        The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or result of operations.

YEAR 2000

        To date, the Company has not experienced any material Year 2000 problems with its enterprise information system software, or its internal software applications, products, machinery, equipment or operating systems. The third parties with whom the Company has material relationships have not, to date, reported to the Company any material Year 2000 problems. The Company will continue to monitor the Year 2000 compliance of its enterprise information system and other computer systems. Latent Year 2000 related issues may arise as the computer systems are more fully utilized. Accordingly, there can be no assurance that the Company will not in the future experience any Year 2000 problems. The Company's total incremental costs of addressing Year 2000 issues during fiscal 2000 were not material. Monitoring costs past January 1, 2000 are not expected to be material.

FORWARD-LOOKING INFORMATION

        The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to integrate and further develop the business of Bresser in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the extent to which Meade will supply key components for TeraBeam; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

        In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements, both internally and at the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, increasing ESOP charges in the event the market price of the Company's stock increases, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability and any material effect on the Company's business and operations by the advent of the Year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

        The Company conducts business in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Meade's revenues or results of operations. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, revenues and financial condition. The Company has and will continue to consider the adoption of a foreign currency hedging program.

        The Company does not enter into derivatives or other financial instruments for trading, speculative purposes or to manage its interest rate risk. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and long-term obligations. The Company's exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
1.  Financial Statements:
    Report of Independent Accountants......................................................    F-1
    Consolidated Balance Sheets at February 29, 2000 and February 28, 1999.................    F-2
    Consolidated Statements of Income for each of the three years
      in the period ended February 29, 2000................................................    F-3
    Consolidated Statements of Stockholders' Equity for each of the three years
      in the period ended February 29, 2000................................................    F-4
    Consolidated Statements of Cash Flows for each of the three years
      in the period ended February 29, 2000................................................    F-5
    Notes to Consolidated Financial Statements.............................................    F-6
2.    Financial Statement Schedules:
      For each of the three years in the period ended February 29, 2000- II
      - Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
3. Exhibits included or incorporated herein: See Exhibit Index.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MEADE INSTRUMENTS CORP.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Meade Instruments Corp. and Subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) on page 17, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Costa Mesa, California
April 19, 2000

                             MEADE INSTRUMENTS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          FEBRUARY 29,    FEBRUARY 28,
                                                                              2000            1999
                                                                          ------------    ------------
Current assets:
  Cash ............................................................       $  2,180,000    $  1,283,000
  Accounts receivable, less allowance for doubtful accounts of
     $3,861,000 in 2000 and $2,243,000 in 1999 ....................          8,451,000      10,864,000
  Inventories .....................................................         34,311,000      14,191,000
  Deferred income taxes ...........................................          7,770,000       3,928,000
  Prepaid expenses and other current assets .......................            326,000         256,000
                                                                          ------------    ------------
          Total current assets ....................................         53,038,000      30,522,000
Other assets ......................................................          4,087,000         274,000
Property and equipment, net .......................................          6,966,000       3,828,000
                                                                          ------------    ------------
                                                                          $ 64,091,000    $ 34,624,000
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit .............................................       $  2,784,000    $         --
  Accounts payable ................................................          3,889,000       1,503,000
  Accrued liabilities .............................................          6,479,000       5,386,000
  Income taxes payable ............................................          2,550,000       1,991,000
  Current portion of long-term debt and capital lease obligations..            783,000         254,000
                                                                          ------------    ------------
          Total current liabilities ...............................         16,485,000       9,134,000
                                                                          ------------    ------------
Long-term bank debt ...............................................          4,500,000              --
Long-term capital lease obligations, net of current portion .......            441,000         223,000
                                                                          ------------    ------------
Commitments and contingencies
Stockholders' equity:
  Common stock; $0.01 par value; 20,000,000 shares
    authorized; 8,107,000 and 7,882,000 shares issued and
    outstanding at February 29, 2000
    and February 28, 1999, respectively ...........................             81,000          79,000
  Additional paid-in capital ......................................         26,830,000      21,803,000
  Retained earnings ...............................................         22,457,000      10,502,000
  Accumulated other comprehensive income ..........................           (333,000)             --
                                                                          ------------    ------------
                                                                            49,035,000      32,384,000
  Unearned ESOP shares ............................................         (6,370,000)     (7,117,000)
                                                                          ------------    ------------
          Total stockholders' equity ..............................         42,665,000      25,267,000
                                                                          ------------    ------------
                                                                          $ 64,091,000    $ 34,624,000
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED FEBRUARY 28 (29),
                                                      ----------------------------------------------
                                                          2000              1999             1998
                                                      ------------      -----------      -----------
Net sales ......................................      $126,808,000      $76,321,000      $59,905,000
Cost of sales ..................................        75,780,000       44,255,000       38,245,000
                                                      ------------      -----------      -----------
  Gross profit .................................        51,028,000       32,066,000       21,660,000
Selling expenses ...............................        15,471,000       12,268,000        6,771,000
General and administrative expenses ............        10,355,000        7,325,000        5,464,000
ESOP contribution expense ......................         1,861,000        1,200,000        1,100,000
Research and development expenses ..............         1,361,000          978,000          854,000
                                                      ------------      -----------      -----------
  Operating income .............................        21,980,000       10,295,000        7,471,000
Interest expense ...............................           977,000          473,000        1,034,000
                                                      ------------      -----------      -----------
  Income before income taxes ...................        21,003,000        9,822,000        6,437,000
Provision for income taxes .....................         9,048,000        4,223,000        2,702,000
                                                      ------------      -----------      -----------
Net income before accretion ....................        11,955,000        5,599,000        3,735,000
Accretion on redeemable preferred stock ........                --               --          374,000
                                                      ------------      -----------      -----------
Net income available to common stockholders ....      $ 11,955,000      $ 5,599,000      $ 3,361,000
                                                      ============      ===========      ===========
Net income  per share available to common
  stockholders -- basic ........................      $       1.69      $      0.82      $      0.52
                                                      ============      ===========      ===========
Net income per share available to common
  stockholders -- diluted ......................      $       1.60      $      0.80      $      0.52
                                                      ============      ===========      ===========
Weighted average common shares
  outstanding -- basic .........................         7,056,000        6,859,000        6,410,000
                                                      ============      ===========      ===========
Weighted average common shares
  outstanding -- diluted .......................         7,472,000        7,035,000        6,458,000
                                                      ============      ===========      ===========

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         SERIES A AND B
                                                          COMMON STOCK                       COMMON STOCK             ADDITIONAL
                                                   -----------------------------       ------------------------        PAID-IN
                                                     SHARES            AMOUNT            SHARES         AMOUNT         CAPITAL
                                                   -----------       -----------       ----------      --------      ------------
Balance at February 28, 1997 ..................      5,000,000       $ 3,511,000               --            --                --
Issuance of common stock at initial public
  offering, net of offering costs .............             --                --        2,875,500      $ 29,000      $ 21,345,000
Conversion of Series A and B
  common stock to common  stock ...............     (5,000,000)       (3,511,000)       5,000,000        50,000                --
Release of ESOP shares ........................             --                --               --            --           100,000
Net income available to
  common stockholders .........................             --                --               --            --                --
                                                   -----------       -----------       ----------      --------      ------------
Balance at February 28, 1998 ..................             --                --        7,875,500        79,000        21,445,000
Exercise of stock options .....................             --                --            6,500            --            46,000
Release of ESOP shares ........................             --                --               --            --           312,000
Net income available to
  common stockholders .........................             --                --               --            --                --
                                                   -----------       -----------       ----------      --------      ------------
Balance at February 28, 1999 ..................             --                --        7,882,000        79,000        21,803,000
Exercise of stock options .....................             --                --          124,000         1,000           933,000
Tax benefit of stock options exercised ........             --                --               --            --           937,000
Release of ESOP shares ........................             --                --               --            --         1,114,000
Shares issued in Bresser acquisition ..........             --                --          101,000         1,000         2,043,000
Comprehensive income:
    Currency translation adjustment ...........             --                --               --            --                --
    Net income available to
      common stockholders .....................             --                --               --            --                --

Total comprehensive income ....................             --                --               --            --                --
                                                   -----------       -----------       ----------      --------      ------------
Balance at February 29, 2000 ..................             --       $        --        8,107,000      $ 81,000      $ 26,830,000
                                                   ===========       ===========       ==========      ========      ============

                                                     ACCUMULATED
                                                        OTHER
                                                    COMPREHENSIVE      RETAINED         UNEARNED
                                                    INCOME (LOSS)      EARNINGS        ESOP SHARES            TOTAL
                                                    -------------     -----------      ------------       ------------
Balance at February 28, 1997 ..................              --       $ 1,542,000      $(10,005,000)      $ (4,952,000)
Issuance of common stock at initial public
  offering, net of offering costs .............              --                --                --         21,374,000
Conversion of Series A and B
  common stock to common  stock ...............              --                --                --         (3,461,000)
Release of ESOP shares ........................              --                --         2,000,000          2,100,000
Net income available to
  common stockholders .........................              --         3,361,000                --          3,361,000
                                                      ---------       -----------      ------------       ------------
Balance at February 28, 1998 ..................              --         4,903,000        (8,005,000)        18,422,000
Exercise of stock options .....................              --                --                --             46,000
Release of ESOP shares ........................              --                --           888,000          1,200,000
Net income available to
  common stockholders .........................              --         5,599,000                --          5,599,000
                                                      ---------       -----------      ------------       ------------
Balance at February 28, 1999 ..................              --        10,502,000        (7,117,000)        25,267,000
Exercise of stock options .....................              --                --                --            934,000
Tax benefit of stock options exercised ........              --                --                --            937,000
Release of ESOP shares ........................              --                --           747,000          1,861,000
Shares issued in Bresser acquisition ..........              --                --                --          2,044,000
Comprehensive income:
    Currency translation adjustment ...........        (333,000)               --                --           (333,000)
    Net income available to
      common stockholders .....................              --        11,955,000                --         11,955,000
                                                                                                          ------------
Total comprehensive income ....................              --                --                --         11,622,000
                                                      ---------       -----------      ------------       ------------
Balance at February 29, 2000 ..................       $(333,000)      $22,457,000      $ (6,370,000)      $ 42,665,000
                                                      =========       ===========      ============       ============

          See accompanying notes to consolidated financial statements.

                            MEADE INSTRUMENTS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED FEBRUARY 28 (29),
                                                                  -------------------------------------------------
                                                                      2000              1999               1998
                                                                  ------------       -----------       ------------
Cash flows from operating activities:
Net income before accretion ................................      $ 11,955,000       $ 5,599,000       $  3,735,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities: ..............                --                --                 --
  Depreciation and amortization ............................         1,296,000           755,000            513,000
  Debt issuance costs ......................................                --                --            400,000
  ESOP contribution ........................................         1,861,000         1,200,000          1,100,000
  Allowance for doubtful accounts ..........................         1,567,000         1,758,000                 --
  Changes in assets and liabilities, net of effects of
    acquisitions:
    Accounts receivable ....................................         2,854,000        (6,598,000)        (1,194,000)
    Inventories ............................................       (10,318,000)       (2,281,000)           167,000
    Deferred income taxes ..................................        (3,357,000)       (2,504,000)          (539,000)
    Prepaid expenses and other current assets ..............            44,000           (17,000)            (8,000)
    Other assets ...........................................            92,000            87,000            303,000
    Accounts payable .......................................           454,000           177,000           (869,000)
    Accrued liabilities ....................................           737,000         2,694,000          1,334,000
    Income taxes payable ...................................         1,324,000           385,000            544,000
                                                                  ------------       -----------       ------------
      Net cash provided by operating activities ............         8,509,000         1,255,000          5,486,000
                                                                  ------------       -----------       ------------
Cash flows from investing activities:
    Capital expenditures ...................................        (1,911,000)       (2,921,000)        (2,130,000)
    Acquisition of Bresser Optik net of cash acquired ......        (4,968,000)               --                 --
    Acquisition of certain assets of Astrocom ..............        (1,147,000)               --                 --
    Proceeds from the sale and lease back
      of equipment .........................................                --         1,323,000                 --
                                                                  ------------       -----------       ------------
      Net cash used in investing activities ................        (8,026,000)       (1,598,000)        (2,130,000)
                                                                  ------------       -----------       ------------
Cash flows from financing activities:
    Payments on long-term debt .............................          (183,000)               --         (8,183,000)
    Proceeds from long-term loan ...........................         5,000,000                --                 --
    Net payments under bank line of credit .................        (4,926,000)               --         (4,358,000)
    Net proceeds from issuance of common stock .............                --            46,000         17,913,000
    Redemption of preferred stock ..........................                --                --         (6,864,000)
    Exercise of stock options ..............................           934,000                --                 --
    Payments under capital lease obligations ...............          (367,000)          (69,000)          (219,000)
                                                                  ------------       -----------       ------------
      Net cash provided by (used in) financing
        activities .........................................           458,000           (23,000)        (1,711,000)
                                                                  ------------       -----------       ------------
Effect of exchange rate changes on cash ....................           (44,000)               --                 --
                                                                  ------------       -----------       ------------
Net increase (decrease) in cash ............................           897,000          (366,000)         1,645,000
Cash at beginning of year ..................................         1,283,000         1,649,000              4,000
                                                                  ------------       -----------       ------------
Cash at end of year ........................................      $  2,180,000       $ 1,283,000       $  1,649,000
                                                                  ============       ===========       ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ..............................................      $    789,000       $   503,000       $    500,000
     Income taxes ..........................................      $ 11,038,000       $ 6,342,000       $  2,699,000
Non-cash financing activities:
     Capital lease obligations .............................      $    614,000       $   170,000                 --
     Accretion on redeemable preferred stock ...............                --                --       $    374,000

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Meade Instruments Corp. (the "Company"), a Delaware corporation, is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company has operations in the United States, Germany and Mexico.

        In April 1997 the Company completed an initial public offering of 3,875,500 shares of common stock (including the underwriters' over-allotment option). The offering included 2,875,500 newly issued shares of common stock and 1,000,000 shares of common stock held by the Company's then preferred stockholder. The offering raised approximately $18,000,000 for the Company (after underwriting discounts and offering expenses). Net proceeds from the offering were used to redeem approximately $6,900,000 of outstanding Series A preferred stock, including accrued dividends, and to repay approximately $11,000,000 of existing bank term and revolving debt. Prior to the closing of the offering, the Company reincorporated into a Delaware corporation pursuant to a merger with and into a newly-formed and wholly-owned Delaware subsidiary, with the Delaware subsidiary being the surviving corporation. All of the outstanding shares of the Series A and Series B common stock and Series A preferred stock of the Company were exchanged on a ratio of one for one with shares of Series A and Series B common stock and Series A preferred stock of the Delaware subsidiary as part of the reincorporation. All shares of Series A and Series B common stock were converted into shares of common stock upon completion of the initial public offering.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all of its 100%-owned subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.

    Revenue recognition

        Sales are recorded when products are shipped.

    Foreign currency translation

        The assets and liabilities of the Company's foreign operations are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity as a component of other comprehensive income.

    Allowance for doubtful accounts

        The Company evaluates the collectibility of its accounts receivable at least quarterly, based upon various factors including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to effect the Company's future collections experience.

    Inventories

        Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets compared with historical costs.

    Property and equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements are depreciated over seven to twenty-five years. All other property and equipment, except property held under capital lease, is depreciated over three to seven years. Properties held under capital leases are recorded at the present value of the noncancellable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets.

    Goodwill and intangibles

        The difference between the purchase price and the fair value of net assets acquired (goodwill) at the date of acquisition is included in the accompanying consolidated balance sheets in other assets. Goodwill and intangible assets are amortized over the estimated period to be benefited which ranges from seven to fifteen years. Goodwill and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company reviews the recoverability by comparing the estimated future cash flows on an undiscounted basis to the net book value of the assets. In the event that projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets are written down to their fair value, less costs to sell. Fair value is generally based on a discounted cash flow analysis. Assets that are to be disposed of are measured at the lower of cost or fair value, less costs to sell.

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

    Advertising

        The Company expenses the production costs of advertising as incurred. For the years ended February 28(29), 2000, 1999 and 1998, the Company incurred advertising expenses of approximately $6,400,000, $6,300,000 and $3,000,000, respectively.

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

        The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for net income available to common stockholders for the fiscal years ended February 28 (29), 2000, 1999 and 1998.

                                                       YEAR ENDED FEBRUARY 28 (29),
                                              ---------------------------------------------
                                                 2000             1999             1998
                                              -----------      -----------      -----------
Net income available
  to common stockholders ...............      $11,955,000      $ 5,599,000      $ 3,361,000
                                              ===========      ===========      ===========
Shares outstanding-basic ...............        7,056,000        6,859,000        6,410,000
Effect of dilutive securities:
  Stock options ........................          416,000          176,000           48,000
                                              -----------      -----------      -----------
Shares outstanding-diluted .............        7,472,000        7,035,000        6,458,000
                                              ===========      ===========      ===========
Net income available
  to common stockholders-basic .........      $      1.69      $      0.82      $      0.52
                                              ===========      ===========      ===========
Net income available
  to common stockholders-diluted .......      $      1.60      $      0.80      $      0.52
                                              ===========      ===========      ===========

    Comprehensive income

        Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In the accompanying financial statements, the only component of comprehensive income other than net income is currency translation adjustments.

    Concentration of credit risk

        Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. One of the Company's significant customers filed for voluntary reorganization during fiscal year 1999. Based upon the Company's assessment of the recoverability of the receivable from this customer and in the opinion of management, the Company has established adequate provisions related to this receivable.

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

    Stock-based compensation

        The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 for stock options issued to employees. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board No. 25.

    Accounting pronouncements

        In June 1998 the Financial Accounting Standards Board issued SFAS No. 133; Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

    Reclassifications

        Certain reclassifications have been made to conform prior year information to the fiscal 2000 presentation.

2. ACQUISITIONS

        On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively "Bresser"), for $5,000,000 in cash and 100,915 shares of the Company's common stock valued at $2,044,000. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5,000,000 under the Term Loan on August 31, 1999. The acquisition of Bresser was accounted for using the purchase method of accounting. The purchase price allocation was based upon appraisals, evaluations and other studies of fair value of the assets acquired. The excess of the purchase price over the fair value of net assets acquired is included in other assets at February 29, 2000 and is being amortized on a straight-line basis over the period to be benefited which is estimated to be fifteen years.

        The following table presents unaudited consolidated pro forma financial information for the two years ended February 29, 2000, as though the acquisition occurred on March 1, 1998.

                                            YEAR  ENDED
                                         FEBRUARY 28 (29),
                                  ------------------------------
                                      2000               1999
                                  ------------       -----------
                                           (UNAUDITED)
Net sales ..................      $133,023,000      $101,507,000
Operating income ...........      $ 22,095,000      $ 11,802,000
Net income .................      $ 11,768,000      $  5,660,000
Earnings per share
  Basic ....................      $       1.66      $       0.82
  Diluted ..................      $       1.58      $       0.80

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

        A summary of the purchase price allocation of the acquisition is as follows:

Current assets (excluding cash of $32,000)............     $ 12,251,000
Property, plant and equipment.........................        1,782,000
Trademark.............................................        1,398,000
Goodwill..............................................        2,325,000
Current liabilities...................................      (10,744,000)
                                                           ------------
          Total purchase price........................     $  7,012,000
                                                           ============

        In January 2000 the Company's German subsidiary acquired certain assets of Astrocom GmbH, formerly the Company's German distributor. For consideration of approximately $1,100,000 cash the Company acquired certain property and equipment, inventory and customer accounts. The acquisition is not material to the results of operations or the financial position of the Company.

3.      BANK DEBT

        On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40,000,000 credit facility consisting of a five year $35,000,000 revolving credit facility (the "Revolving Loan") and a five year $5,000,000 term loan (the "Term Loan"). The Term Loan is subject to quarterly principal amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate (9.0% at February 29, 2000) or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guarantied by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In connection with the acquisition of Bresser Optik (see Note
2), the Company borrowed $5,000,000 under the Term Loan on August 31, 1999. At February 29, 2000 the Company guaranteed up to approximately $4,000,000 of indebtedness of its German operating subsidiary. Short-term bank borrowings at the German subsidiary, totaling $2,784,000 at February 29, 2000, bear interest at the banks' base rates (ranging from 5.1% to 7.5% at February 29, 2000).

4. COMMITMENTS AND CONTINGENCIES

        In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company's option. Lease commitments for this lease are subject to 9% increases at the beginning of the months 31, 61 and 91. In February 2000, the Company entered into a lease for warehouse space located near the Company's corporate headquarters. The warehouse lease expires in 2003.

        In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The lease term is five years with three, five year renewal options. In January 2000, the Company entered into a lease for an office, repair and distribution facility in Graefelfing, Germany. The lease expires in August 2002.

        Aggregate future minimum commitments under noncancellable leases and other agreements at February 29, 2000 that have remaining terms in excess of one year are as follows:

FISCAL YEAR                                            CAPITAL        OPERATING
-----------                                            --------      -----------
2001..............................................     $335,000      $ 2,065,000
2002..............................................      279,000        2,132,000
2003..............................................      176,000        1,897,000
2004..............................................       32,000        1,108,000
2005..............................................                     1,070,000
Thereafter........................................                     2,918,000
                                                       --------      -----------
Net minimum lease payments........................      822,000      $11,190,000
                                                                     ===========
Less amount representing interest.................       98,000
                                                       --------
Capital lease obligations.........................     $724,000
                                                       ========

        For the fiscal years ended February 28 (29), 2000, 1999 and 1998, the Company incurred rent expense of $1,521,000, $1,207,000 and $698,000, respectively.

        On April 2, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a Notice of Appeal with respect to the summary judgment motion. The Company intends to vigorously defend the judgment before the appellate court. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

        The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

5. REDEEMABLE PREFERRED STOCK

        At February 28, 1997 the Series A preferred stock had a cumulative 14% dividend per annum payable quarterly. In January 1997 the Company entered into a binding agreement to accelerate the redemption date to April 14, 1997 from the original date of April 23, 2001. For the year ended February 28, 1997 the Company recorded $3,400,000 in accelerated accretion of the Series A preferred stock pursuant to the new redemption agreement. Upon redemption of the Series A preferred stock on April 14, 1997, the Company recorded a final accretion adjustment of $374,000.

6. EMPLOYEE STOCK OWNERSHIP PLAN

        Adoption of the ESOP was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 60th birthday, (ii) becomes disabled (as defined), (iii) dies, or (iv) achieves three years of credited service (as defined). Distributions of a participant's vested account are directed by the ESOP's Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market.

        In April 1996 the ESOP purchased all of the outstanding shares of the Company's Series B common stock (1,500,000 shares) held by the existing stockholders for $11,000,000. The Series B common stock had a cumulative dividend of $0.513 per share and a liquidation preference over the Series A common stock. The ESOP financed the purchase of the Series B common stock (the "financed shares") with the proceeds of an $11,000,000 term loan (the "acquisition loan") from the Company (all shares of Series A and B common stock were converted into shares of common stock upon the completion of the initial public offering, Note 1). The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the "ESOP trust"). The ESOP pledged the financed shares to the Company as security for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty year term and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

        For the years ended February 29, 2000, February 28, 1999 and 1998 the Company recognized ESOP contribution expense of $1,861,000, $1,200,000 and $1,100,000, respectively

        As of February 29, 2000 approximately 501,000 shares in the ESOP trust have been allocated to individual participants. Allocation to individual participant accounts are made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 102,000 shares committed to be released as of February 29, 2000. Shares in suspense at February 29, 2000 are 999,000.

        The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $7.33 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 29, 2000 was $23.62 per share, the market price as determined by the Nasdaq National Market. At February 29, 2000, there was no repurchase obligation.

7. INCOME TAXES

        Pretax income from continuing operations for each of the three years ended February 28 (29), 2000, 1999 and 1998 consists of the following:

                                            YEAR ENDED FEBRUARY 28 (29),
                                        -----------------------------------
                                           2000         1999        1998
                                        -----------  ----------  ----------
Domestic...........................     $19,474,000  $9,822,000  $6,437,000
Foreign............................       1,529,000          --          --
                                        -----------  ----------  ----------
                                        $21,003,000  $9,822,000  $6,437,000
                                        ===========  ==========  ==========

    Significant components of the provision for income taxes are as follows:

                                              YEAR ENDED FEBRUARY 28 (29),
                                        ------------------------------------
                                            2000        1999         1998
                                        -----------  -----------  ----------
Current:
  Federal.........................      $ 9,753,000  $ 5,250,000  $2,729,000
  State...........................        1,976,000    1,477,000     512,000
  Foreign.........................          676,000            -           -
                                        -----------  -----------  ----------
                                         12,405,000    6,727,000   3,241,000
                                        -----------  -----------  ----------
Deferred:
  Federal.........................       (2,886,000)  (1,982,000)   (454,000)
  State...........................         (575,000)    (522,000)    (85,000)
  Foreign.........................          104,000            -           -
                                        -----------  -----------  ----------
                                         (3,357,000)  (2,504,000)   (539,000)
                                        -----------  -----------  ----------
                                        $ 9,048,000  $ 4,223,000  $2,702,000
                                        ===========  ===========  ==========

        The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

                                                          YEAR ENDED
                                                        FEBRUARY 28 (29),
                                                     ----------------------
                                                     2000     1999     1998
                                                     -----    -----    ----
Federal income tax rate..........................    35.0%    34.0%    34.0%
State income taxes, net of federal income tax
  benefit........................................     5.7      6.1      6.1
Other............................................     2.4      2.9      1.9
                                                     ----     ----     ----
                                                     43.1%    43.0%    42.0%
                                                     ====     ====     ====

        The significant components of the net deferred tax asset were as follows:

                                                    FEBRUARY 29,   FEBRUARY 28,
                                                        2000          1999
                                                    -----------    -----------
Sales returns....................................    $2,640,000    $1,131,000
Inventory and accounts receivable................     2,368,000     1,791,000
Accrued liabilities..............................     2,412,000       790,000
Other............................................       350,000       216,000
                                                     ----------    ----------
                                                     $7,770,000    $3,928,000
                                                     ==========    ==========

8. BUSINESS SEGMENTS, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

        The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company is organized and operates as one segment in two principal geographic locations - North America and Europe. The following tables present information about product sales and geographic data for the fiscal years ended February 28 (29), 2000, 1999 and 1998.

                                                    YEAR ENDED FEBRUARY 28 (29),
                                             ----------------------------------------
                                                 2000          1999          1998
                                             ------------   -----------   -----------
Product sales:
Telescope and telescope accessories......    $117,393,000   $74,031,000   $56,910,000
Binoculars...............................       8,135,000     2,290,000     2,995,000
Other....................................       1,280,000             -             -
                                             ------------   -----------   -----------
                                             $126,808,000   $76,321,000   $59,905,000
                                             ============   ===========   ===========

                                                    YEAR ENDED FEBRUARY 28 (29),
                                             ----------------------------------------
                                                 2000          1999          1998
                                             ------------   -----------   -----------
Geographic data - product sales:
North America............................    $ 98,309,000   $64,721,000   $48,605,000
Germany..................................      15,734,000     2,115,000     3,497,000
Other foreign............................      12,765,000     9,485,000     7,803,000
                                             ------------   -----------   -----------
                                             $126,808,000   $76,321,000   $59,905,000
                                             ============   ===========   ===========

                                                    YEAR ENDED FEBRUARY 28 (29),
                                             ----------------------------------------
                                                 2000          1999          1998
                                             ------------   -----------   -----------
Geographic data - long-lived assets:
North America............................    $  5,461,000   $ 3,828,000   $ 2,985,000
Germany..................................       5,093,000             -             -
                                             ------------   -----------   -----------
                                             $ 10,554,000   $ 3,828,000   $ 2,985,000
                                             ============   ===========   ===========

        No single customer accounted for 10% or more of the Company's revenue for the year ended February 29, 2000. The Company generated 14% and 12% of its revenue from one customer during the years ended February 28, 1999 and 1998, respectively, and 14% of its revenue from another customer during the year ended February 28, 1998.

9. STOCK INCENTIVE PLAN

        In February 1997, the Company's Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights ("SARs"), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company has received director and stockholder approval to grant options and other awards with respect to 2,000,000 shares of common stock under the Plan. Awards under the Plan generally vest after six months and become exercisable over a four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company's non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company's Annual Meeting each year. The directors' options vest in equal annual amounts over three years. Option activity during fiscal years 2000 and 1999 was as follows:

                                                                             WEIGHTED
                                                             OPTION          AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                           ----------     --------------
Options outstanding at February 28, 1998 ...........         625,000           7.86
Granted ............................................         268,000           9.49
Exercised ..........................................          (6,000)          7.14
Forfeited ..........................................         (18,000)          8.16
                                                           ---------
Options outstanding at February 28, 1999 ...........         869,000           8.36
Granted ............................................         470,000          11.14
Exercised ..........................................        (124,000)          7.53
Forfeited ..........................................         (32,000)         10.18
                                                           ---------
Options outstanding at February 29, 2000 ...........       1,183,000           9.84
                                                           =========

                          OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-----------------------------------------------------------------------------      --------------------------------
                                          WEIGHTED AVERAGE        WEIGHTED                              WEIGHTED
    EXERCISE                                  REMAINING           AVERAGE                                AVERAGE
     PRICES                SHARES         CONTRACTUAL LIFE     EXERCISE PRICE         SHARES         EXERCISE PRICE
-----------------       -------------     ----------------     --------------      -----------       --------------
$ 7.00 - $  7.25            217,000          7.2 years            $    7.06           125,000            $7.06
$ 7.63 - $  7.81             23,000          7.5 years                 7.69             6,000             7.76
$ 8.88 - $  9.75            505,000          8.0 years                 9.13           218,000             9.08
$10.63 - $ 12.94            388,000          9.1 years                10.66
$20.63 - $ 24.25             50,000          9.7 years                23.76
                          ---------                                                   -------
                          1,183,000                                                   349,000
                          =========                                                   =======

        The exercise price of options granted to employees was equal to the market price at the grant date. Those options become exercisable 25% after one year and ratably over the following 36 months. At February 29, 2000, outstanding options for common stock held by Company employees totaled 1,183,000 of which 1,132,000 were vested. The option prices range from $7.00 to $24.25 per share and are exercisable over periods ending no later than 2010.

        The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                            YEAR ENDED FEBRUARY 28 (29),
                                                      --------------------------------------
Pro forma:                                               2000          1999          1998
                                                      -----------   ----------    ----------
Net income available to common stockholders.....      $11,362,000   $5,311,000    $3,243,000
Earnings per share-basic........................             1.62         0.77          0.52
Earnings per share-diluted......................             1.46         0.77          0.52

        The pro forma disclosures are not representative of the effects on net income available to common stockholders and earnings per share in future years.

        The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                     YEAR ENDED FEBRUARY 28 (29)
                                                   -------------------------------
                                                     2000       1999         1998
                                                   --------    -------      ------
Weighted average life (years)................         4.0        4.0          4.0
Volatility...................................        38.6%      30.2%        32.4%
Risk-free interest rate......................        6.64%      5.25%         6.5%
Expected dividends...........................         None       None         None
Weighted average fair value
  of options granted.........................      $ 4.56     $ 2.67       $ 2.77

10. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

        The composition of inventories is as follows:

                                                  FEBRUARY 29,   FEBRUARY 28,
                                                      2000          1999
                                                  ------------   ------------
Raw materials.................................     $ 7,335,000   $ 3,417,000
Work in process...............................       6,600,000     1,514,000
Finished goods................................      20,376,000     9,260,000
                                                   -----------   -----------
                                                   $34,311,000   $14,191,000
                                                   ===========   ===========

        The composition of other assets is as follows:

                                                    FEBRUARY 29,   FEBRUARY 28,
                                                        2000          1999
                                                    ------------   -----------
Goodwill........................................    $ 2,325,000    $       --
Trademarks......................................      1,398,000            --
Other long-term assets..........................        504,000       274,000
                                                    -----------    ----------
                                                      4,227,000
Accumulated amortization........................       (140,000)           --
                                                    ------------   ----------
                                                    $ 4,087,000    $  274,000
                                                    ===========    ==========

        The composition of property and equipment is as follows:

                                                    FEBRUARY 29,   FEBRUARY 28,
                                                        2000          1999
                                                    ------------   -----------
Land............................................    $   168,000              -
Buildings.......................................      1,728,000              -
Molds and dies..................................      3,354,000      1,924,000
Machinery and equipment.........................      2,776,000      1,885,000
Furniture and fixtures..........................      1,636,000        945,000
Autos and trucks................................        153,000        130,000
Leasehold improvements..........................      1,066,000      1,015,000
                                                    -----------    -----------
                                                     10,881,000      5,899,000
Less accumulated depreciation and amortization..     (3,915,000)    (2,071,000)
                                                    -----------    -----------
                                                    $ 6,966,000    $ 3,828,000
                                                    ===========    ===========

        The gross value of assets under capital leases included above are $1,700,000 and $1,100,000 at February 29, 2000, and February 28, 1999,
respectively. For the fiscal years ended February 28(29), 2000, 1999 and 1998, the Company incurred depreciation expense of $1,156,000, $755,000 and $408,000, respectively.

        The composition of accrued liabilities is as follows:

                                                    FEBRUARY 29,   FEBRUARY 28,
                                                        2000          1999
                                                    ------------   -----------
Salaries, wages, bonuses and other associated
  payroll costs.................................    $ 3,039,000    $ 1,384,000
Advertising, cooperative advertising, shows
  and convention expenses.......................      1,131,000      1,354,000
Professional fees...............................        999,000        957,000
Other...........................................      1,310,000      1,691,000
                                                    -----------    -----------
                                                    $ 6,479,000    $ 5,386,000
                                                    ===========    ===========

11. SUBSEQUENT EVENT (UNAUDITED)

        On May 5, 2000, the Company declared a two-for-one split of the Company's common stock, to be effected in the form of a dividend payable on June 22, 2000 for stockholders of record on May 22, 2000. Had the additional shares resulting from the proposed stock split been outstanding throughout all of fiscal years 2000, 1999 and 1998, net income per basic and diluted share would have been as follows:

                                                YEAR ENDED FEBRUARY 28 (29),
                                                ----------------------------
          Pro forma:                            2000        1999        1998
                                                ----        ----        ----

          Earnings per share - basic            $0.85       $0.41       $0.26
                                                =====       =====       =====
          Earnings per share - diluted          $0.80       $0.40       $0.26
                                                =====       =====       =====

        Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the proposed common stock split.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2000
                                            MEADE INSTRUMENTS CORP.


                                            By: /s/      JOHN C. DIEBEL
                                               ---------------------------------
                                                         John C. Diebel
                                                     Chairman of the Board
                                                  and Chief Executive Officer

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

             SIGNATURE                                      TITLE                                   DATE
             ---------                                      -----                                   ----
/s/      JOHN C. DIEBEL                Chairman of the Board and Chief Executive Officer        May 30, 2000
----------------------------------     (Principal Executive Officer)
         John C. Diebel



/s/     STEVEN G. MURDOCK              Director, President, Chief Operating Officer and         May 30, 2000
----------------------------------     Secretary
        Steven G. Murdock


/s/   BRENT W. CHRISTENSEN             Vice President -- Finance and                            May 30, 2000
----------------------------------     Chief Financial Officer
      Brent W. Christensen             (Principal Financial and Accounting Officer)


/s/   JOSEPH A. GORDON, JR.            Director and Senior Vice President -- North              May 30, 2000
----------------------------------     American Sales
      Joseph A. Gordon, Jr.


/s/     TIMOTHY C. MCQUAY              Director                                                 May 30, 2000
----------------------------------
        Timothy C. McQuay

                                       Director
----------------------------------
         Harry L. Casari

                                       Director
----------------------------------
        Michael P. Hoopis

                     II - VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT
                                      BEGINNING OF      CHARGED TO COSTS     CHARGED TO OTHER                      BALANCE AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS          PERIOD           AND EXPENSES           ACCOUNTS        DEDUCTIONS (1)      OF PERIOD
----------------------------------    ------------      ----------------     ----------------    --------------    --------------
Year ended February 28, 1998 .....     $  248,000          $  237,000                                                 $  485,000

Year ended February 28, 1999 .....     $  485,000          $1,810,000                                 52,000          $2,243,000

Year ended February 29, 2000 .....     $2,243,000          $1,598,000             82,000              62,000          $3,861,000

------------

(1) Write-off of delinquent accounts

                                  EXHIBIT INDEX

EXHIBIT                                                                                                                INCORPORATION
NUMBER                                                     DESCRIPTION                                                   REFERENCE
-------                                                    -----------                                                 -------------
  2.1+    Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, Rudolph Bresser, the Company and Meade Instruments Europe Corp., a California
          corporation (excluding Exhibits and Schedules thereto) ....................................................       (h)

  3.1+    Certificate of Incorporation of the Company, as amended ...................................................       (c)

  3.2+    Amended and Restated Bylaws of the Company ................................................................       (i)

  3.3     Amendment to Amended and Restated Bylaws of the Company ...................................................

  4.1+    Specimen stock certificate ................................................................................       (d)

 10.7+    Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between The Irvine
          Company and the Company ...................................................................................       (a)

 10.13+   Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), as amended and restated
          effective as of January 1, 1999 ...........................................................................       (f)

 10.14+   Employee Stock Ownership Trust Agreement, as Amended and Restated as of April 9, 1997, between the
          Company and Wells Fargo Bank, N.A. ........................................................................       (e)

 10.15+   Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996, between the ESOP and
          the Company, as amended ...................................................................................       (a)

 10.20+   Form of Trademark Distribution Agreement for EEC Countries ................................................       (a)

 10.21+   Form of Trademark Distribution Agreement for Non-EEC Countries ............................................       (a)

 10.24+   Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing
          Corp. .....................................................................................................       (b)

 10.29+   Meade Instruments Corp. 1997 Stock Incentive Plan, as amended .............................................       (g)

 10.30+   Form of Agreement of Merger, by and between the Company and the predecessor of the Company ................       (b)

 10.31+   Preferred Stock Redemption Agreement, dated as of January 31, 1997, by and between the Company and
          Churchill .................................................................................................       (b)

 10.33+   Agreement, dated as of May 5, 1998, by and between the Company and Weidy Optical Co., Ltd. ................       (e)

 10.35+   Form Indemnification Agreement, by and between the Company and each member of the Board of Directors
          and certain executive officers ............................................................................       (e)

 10.41+   Loan Agreement, dated as of August 31, 1999, by and among the Company, the lenders named therein and
          Bank of America, N.A., as Administrative Agent for itself and for the other lenders (excluding
          Exhibits and Schedules thereto)............................................................................       (h)

 10.42    Form Employment Agreement, by and between the Company and current executive officers of the Company .......

 10.43    Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie,
          Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp. .........................

 23.1     Consent of PricewaterhouseCoopers LLP .....................................................................

 27.1     Financial Data Schedule ...................................................................................

------------

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

(f) Incorporated by reference to the Company's Registration Statement on Form S-8 relating to the Company's Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g) Incorporated by reference to the Company's 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.