Form 10-Q
period 2000-05-31
MEADE INSTRUMENTS CORP
filed 2000-07-17
CIK 1032067

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

                       FOR THE QUARTER ENDED MAY 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183

                              --------------------


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

                              --------------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares of common stock outstanding as of May 31, 2000 is 16,392,202 shares, giving effect to the two-for-one stock split declared by the Company on May 5, 2000 and paid on June 19, 2000 to all stockholders of record as of May 22, 2000.

================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                                   PAGE NO.
                                                                                                   --------
Consolidated Balance Sheets (Unaudited) -- May 31, 2000 and February 29, 2000 ....................     3
Consolidated Statements of Income (Unaudited) -- Three Months Ended May 31, 2000 and 1999 ........     4
Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended May 31, 2000 and 1999 ....     5
Notes to Consolidated Financial Statements (Unaudited) ...........................................     6
Management's Discussion and Analysis of Financial Condition and Results of Operations ............   7-9

                          PART II -- OTHER INFORMATION

Other Information.................................................................................    10
SIGNATURES........................................................................................    11
EXHIBIT INDEX.....................................................................................    12

ITEM 1. FINANCIAL STATEMENTS.

                             MEADE INSTRUMENTS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                           MAY 31,        FEBRUARY 29,
                                                                                            2000              2000
                                                                                       ------------      ------------
Current assets:
  Cash ...........................................................................     $    929,000      $  2,180,000
  Accounts receivable, less allowance for doubtful accounts of $3,831,000 at
     May 31, 2000 and $3,861,000 at February 29,2000 .............................       13,021,000         8,451,000
  Inventories ....................................................................       38,191,000        34,311,000
  Deferred income taxes ..........................................................        7,770,000         7,770,000
  Prepaid expenses and other current assets ......................................        2,617,000           326,000
                                                                                       ------------      ------------
          Total current assets ...................................................       62,528,000        53,038,000
Other assets .....................................................................        3,717,000         4,087,000
Property and equipment, net of accumulated depreciation of $4,253,000 at
  May 31, 2000 and $3,915,000 at February 29,2000 ................................        7,467,000         6,966,000
                                                                                       ------------      ------------
                                                                                       $ 73,712,000      $ 64,091,000
                                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit ............................................................     $ 11,678,000      $  2,784,000
  Accounts payable ...............................................................        4,513,000         3,889,000
  Accrued liabilities ............................................................        5,167,000         6,479,000
  Income taxes payable ...........................................................               --         2,550,000
  Current portion, long-term debt and capital lease obligations ..................        1,014,000           783,000
                                                                                       ------------      ------------
          Total current liabilities ..............................................       22,372,000        16,485,000
                                                                                       ------------      ------------
Long-term debt, net of current portion ...........................................        4,250,000         4,500,000
Long-term capital lease obligations, net of current portion ......................          392,000           441,000
                                                                                       ------------      ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized; 16,392,000 and
    16,214,000 shares issued and outstanding at May 31, 2000 and
    February 29, 2000, respectively ..............................................          164,000           162,000
  Additional paid-in capital .....................................................       29,328,000        26,749,000
  Retained earnings ..............................................................       23,826,000        22,457,000
  Accumulated other comprehensive income .........................................         (337,000)         (333,000)
                                                                                       ------------      ------------
                                                                                         52,981,000        49,035,000
  Unearned ESOP shares ...........................................................       (6,283,000)       (6,370,000)
                                                                                       ------------      ------------
          Total stockholders' equity .............................................       46,698,000        42,665,000
                                                                                       ------------      ------------
                                                                                       $ 73,712,000      $ 64,091,000
                                                                                       ============      ============


          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MAY 31,
                                                                 -----------------------------
                                                                     2000             1999
                                                                 ------------     ------------
Net sales ..................................................     $ 22,790,000     $ 17,101,000
Cost of sales ..............................................       13,505,000        9,984,000
                                                                 ------------     ------------
  Gross profit .............................................        9,285,000        7,117,000
Selling expenses ...........................................        3,352,000        2,291,000
General and administrative expenses ........................        2,117,000        2,282,000
ESOP contribution expense ..................................          649,000          322,000
Research and development expenses ..........................          458,000          265,000
                                                                 ------------     ------------
  Operating income .........................................        2,709,000        1,957,000
Interest (income) expense ..................................          234,000          (15,000)
                                                                 ------------     ------------
Income before income taxes .................................        2,475,000        1,972,000
Provision for income taxes .................................        1,106,000          828,000
                                                                 ------------     ------------
Net income .................................................     $  1,369,000     $  1,144,000
                                                                 ============     ============
Basic earnings per share ...................................     $       0.09     $       0.08
                                                                 ============     ============
Diluted earnings per share .................................     $       0.09     $       0.08
                                                                 ============     ============
Weighted average number of shares outstanding -- basic .....       14,563,000       13,860,000
                                                                 ============     ============
Weighted average number of shares outstanding -- diluted ...       15,896,000       14,480,000
                                                                 ============     ============

           See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MAY 31,
                                                                       ----------------------------
                                                                           2000             1999
                                                                       -----------      -----------
Cash flows from operating activities:
  Net income .....................................................     $ 1,369,000      $ 1,144,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ...............................         447,000          239,000
     ESOP contribution ...........................................         649,000          322,000
     Allowance for doubtful accounts .............................         (39,000)         400,000
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ................      (4,550,000)       1,730,000
       Increase in inventories ...................................      (4,023,000)      (4,454,000)
       Decrease (increase) in prepaid expenses and other assets ..         177,000         (415,000)
       Increase in accounts payable ..............................         642,000        1,949,000
       (Decrease) increase in accrued liabilities ................      (1,848,000)         248,000
       Decrease in income taxes payable ..........................      (2,821,000)      (1,747,000)
                                                                       -----------      -----------
          Net cash used in operating activities ..................      (9,997,000)        (584,000)
                                                                       -----------      -----------
Cash flows from investing activities:
  Capital expenditures ...........................................        (888,000)      (1,090,000)
                                                                       -----------      -----------
          Net cash used in investing activities ..................        (888,000)      (1,090,000)
                                                                       -----------      -----------
Cash flows from financing activities:
  Net borrowings under bank line of credit .......................       8,970,000          483,000
  Payments under capital lease obligations .......................         (68,000)         (71,000)
  Exercise of stock options ......................................         735,000           10,000
                                                                       -----------      -----------
          Net cash provided by financing activities ..............       9,637,000          422,000
                                                                       -----------      -----------
Effect of exchange rate changes on cash ..........................          (3,000)
                                                                       -----------
Net decrease in cash .............................................      (1,251,000)      (1,252,000)
Cash at beginning of period ......................................       2,180,000        1,283,000
                                                                       -----------      -----------
Cash at end of period ............................................     $   929,000      $    31,000
                                                                       ===========      ===========

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY AND ARE UNAUDITED.

    In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

    The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended May 31, 2000 and 1999, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. STOCK SPLIT

    On May 5, 2000 the Company declared a two-for-one stock split of the Company's common stock, which was effected in the form of a dividend. The dividend was paid on June 19, 2000 to stockholders of record on May 22, 2000. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been adjusted to reflect the stock split.

C. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

   The composition of inventories is as follows:

                           MAY 31,       FEBRUARY 29,
                            2000             2000
                         -----------    ------------
Raw materials ......     $ 9,058,000     $ 7,335,000
Work-in-process ....       4,653,000       6,600,000
Finished goods .....      24,480,000      20,376,000
                         -----------     -----------
                         $38,191,000     $34,311,000
                         ===========     ===========

Included in prepaid expenses and other current assets at May 31, 2000 is $2,122,000 of prepaid income taxes.

D. COMMITMENTS AND CONTINGENCIES

    On April 2, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted Meade's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing the appeal. In the event of any further proceedings on the merits, the Company intends to vigorously defend the judgment before the appellate court. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

E. COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $1,365,000 for the quarter ended May 31, 2000. The difference from net income as reported is the change in the cumulative currency translation adjustment.

F. On July 13, 2000 the stockholders of Meade Instruments Corp. approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

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

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999

    Net sales for the first quarter of fiscal 2001 were $22.8 million compared to $17.1 million for the first quarter of fiscal 2000, an increase of 33.3%. This increase was due to improved sales of domestically produced high-end telescopes and sales of imported less-expensive telescopes. Sales attributable to the Company's European subsidiary also contributed approximately $2.2 million to the increase over the prior year.

    Gross profit increased from $7.1 million (41.5% of net sales) for the first quarter of fiscal 2000 to $9.3 million (40.7% of net sales) for the first quarter of fiscal 2000, an increase of 30.5%. The decrease in gross profit as a percent of net sales was due to the lower gross margins contributed by the European subsidiary.

    Selling expenses increased from $2.3 million (13.4% of net sales) for the first quarter of fiscal 2000 to $3.4 million (14.7% of net sales) for the first quarter of fiscal 2001, an increase of 46.3%. This increase was primarily due to increases in advertising and marketing expenses. The Company expects advertising and marketing expenses to continue to increase over the prior year due primarily to an expanded print advertising campaign aimed at marketing the Company's less-expensive telescope lines. Selling expenses attributable to the European subsidiary also contributed to the increase in selling expenses for the first quarter of fiscal 2001.

    General and administrative expenses decreased from $2.3 million (13.3% of net sales) for the first quarter of fiscal 2000 to $2.1 million (9.3% of net sales) for the first quarter of fiscal 2001, a decrease of 7.2%. This decrease was principally due to decreases in personnel related costs and professional costs that were partially offset by general and administrative expenses at the Company's European subsidiary.

    ESOP contribution expense increased from $322,000 (1.9% of net sales) for the first quarter of fiscal 2000 to $649,000 (2.8% of net sales) for the first quarter of fiscal 2001, an increase of 101.6%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. To the extent that the market value of the Company's common stock continues to rise, the non-cash ESOP contribution expense is expected to continue to increase.

    Research and development expenses increased from $265,000 (1.5% of net sales) for the first quarter of fiscal 2000 to $458,000 (2.0% of net sales) for the first quarter of fiscal 2001, an increase of 72.8%. This increase was principally due to higher engineering personnel related costs and outside consulting costs.

    Interest expense was $234,000 for the first quarter of fiscal 2001 compared to interest income of $15,000 for the first quarter of fiscal 2000. The increase was principally due to interest expense on the $5.0 million Term Loan and interest expense on short-term borrowings at the Company's European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended May 31, 2000 the Company funded its operations with internally generated cash flow and short-term borrowings from banks. Internally generated cash flow from net income adjusted for non-cash charges was more than offset by increases in accounts receivable and inventories, a decrease in accrued liabilities and payment of income taxes. The increase in inventories (up $3.9 million from February 29, 2000) is consistent with the increase in inventories during the first quarter of the prior year and is due to anticipated sales for the second and third quarters of the Company's fiscal year 2001. Net working capital totaled approximately $40.2 million at

May 31, 2000, up from $36.6 million at February 29, 2000. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

    On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In connection with the acquisition of Bresser the Company borrowed $5 million under the Term Loan on August 31, 1999.

    Capital expenditures, including financed purchases of equipment, aggregated $888,000 and $1.7 million for the three months ended May 31, 2000 and 1999, respectively. The Company had no material capital expenditure commitments at May 31, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 no later than fourth quarter 2001 and the Company does not expect a material change in its financial condition or results of operations as a result of SAB 101.

YEAR 2000

    To date, the Company has not experienced any material Year 2000 problems with its enterprise information system software, or its internal software applications, products, machinery, equipment or operating systems. The third parties with whom the Company has material relationships have not, to date, reported to the Company any material Year 2000 problems. The Company will continue to monitor the Year 2000 compliance of its enterprise information system and other computer systems. Latent Year 2000 related issues may arise as the computer systems are more fully utilized. Accordingly, there can be no assurance that the Company will not in the future experience any Year 2000 problems. The Company's total incremental costs of addressing Year 2000 issues has not been material to date. Monitoring costs past January 1, 2000 are not expected to be material.

FORWARD-LOOKING INFORMATION

    The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to integrate and further develop the business of Bresser Optik GmbH & Co. KG, which the Company acquired in September 1999, in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the extent to which Meade will supply key components for TeraBeam Corporation; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

    The Company conducts business overseas in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Meade's revenues or results of operations. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, revenues and financial condition. The Company has and will continue to consider the adoption of a foreign currency hedging program.

    The Company does not enter into derivatives or other financial instruments for trading, speculative purposes or to manage its interest rate risk. The Company's financial instruments consist of cash, accounts receiveable, accounts payable, and long-term obligations. The Company's exposure to market risk for changes in interest rates related primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. 98-240 GLT. United States District Court for the Central District of California. Appeal No. 99-1517. United States Court of Appeals for the Federal Circuit. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarf's patent is invalid, void and unenforceable, and for an injunction and damages under Federal antitrust statutes and for an injunction and other relief under California unfair competition statutes. A counterclaim dated June 3, 1998 alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881 was also filed against the Company. The counterclaim further alleges that the infringement is willful and seeks unspecified damages, an injunction and other relief against the Company. The Company contends the counterclaim is without merit and vigorously contests its allegations. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed Reddwarf's patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the District Court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed Reddwarf's patent and that Reddwarf shall take nothing by its counterclaim. On July 27, 1999 Reddwarf filed a purported notice of appeal to the Federal Circuit from the District Court's order granting summary judgment. On May 2, 2000, Meade filed a motion in the Federal Circuit to dismiss Reddwarf's appeal on the ground that Reddwarf had failed to properly appeal from the District Court's final judgment. On June 23, 2000, the Federal Circuit granted Meade's motion and ordered dismissal of the appeal. On or about July 7, 2000, Reddwarf filed with the Federal Circuit a petition for rehearing and a suggestion for rehearing en banc. The Federal Circuit has not yet ruled on that petition. In the event of any further proceedings on the merits, the Company intends to vigorously defend the judgment before the appellate court. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome in the case, or an estimate of the amount of potential loss in the event of an unfavorable outcome.

ITEM 2. CHANGES IN SECURITIES

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    6(a) Exhibits filed with this Form 10-Q.

         Exhibit No. 3.4 Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp., a Delaware corporation; and

         Exhibit No. 27 Financial Data Schedule for the three months ended May 31, 2000.

    6(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 2000


                                               MEADE INSTRUMENTS CORP.


                                               By: /s/ JOHN C. DIEBEL
                                                 -------------------------------
                                                       John C. Diebel
                                                 Chairman of the Board
                                                 and Chief Executive Officer

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

                 SIGNATURE                                 TITLE                                        DATE
                 ---------                                 -----                                        ----
           /s/ JOHN C. DIEBEL              Chairman of the Board and Chief Executive Officer       July 17, 2000
----------------------------------------   (Principal Executive Officer)
             John C. Diebel

          /s/ STEVEN G. MURDOCK            Director, President,                                    July 17, 2000
----------------------------------------   Chief Operating Officer and Secretary
            Steven G. Murdock

        /s/ BRENT W. CHRISTENSEN           Vice President, Finance and                             July 17, 2000
----------------------------------------   Chief Financial Officer
          Brent W. Christensen             (Principal Financial and Accounting Officer)


        /s/ JOSEPH A. GORDON, JR.          Director and Senior Vice President                      July 17, 2000
----------------------------------------   of North American Sales
          Joseph A. Gordon, Jr.

          /s/ TIMOTHY C. MCQUAY            Director                                                July 17, 2000
----------------------------------------
            Timothy C. McQuay

----------------------------------------   Director
             Harry L. Casari

----------------------------------------   Director
            Michael P. Hoopis

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
3.4        Certificate of Amendment of Certificate of Incorporation of Meade
           Instruments Corp., a Delaware corporation
27         Financial Data Schedule for the three months ended May 31, 2000