Form 10-Q
period 2000-08-31
MEADE INSTRUMENTS CORP
filed 2000-10-16
CIK 1032067

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183

                                ----------------

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

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of common stock outstanding as of August 31, 2000 is 16,394,702 shares, giving effect to the two-for-one stock split declared by the company on May 5, 2000 and paid on June 19, 2000 to all stockholders of record as of May 22, 2000.


================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                                                                                                                               PAGE
                                                                                                                               ----
                                                   PART I -- FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) -- August 31, 2000 and February 29, 2000........................................        3
Consolidated Statements of Income (Unaudited) -- Three Months and Six Months Ended August 31, 2000 and 1999.............        4
Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended August 31, 2000 and 1999..........................        5
Notes to Consolidated Financial Statements (Unaudited)..................................................................        6
Management's Discussion and Analysis of Financial Condition and Results of Operations...................................      7 - 10

                                                     PART II -- OTHER INFORMATION

Other Information.......................................................................................................     10 - 11
Signatures..............................................................................................................        12
Exhibit Index...........................................................................................................        13

ITEM 1. FINANCIAL STATEMENTS

                             MEADE INSTRUMENTS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                     AUGUST 31,      FEBRUARY 29,
                                                                        2000             2000
                                                                    ------------     ------------
Current assets:
  Cash .........................................................    $    368,000     $  2,180,000
  Accounts receivable, less allowance for doubtful accounts
    of $475,000 at August 31, 2000 and $3,861,000 at
    February 29, 2000 ..........................................      31,750,000        8,451,000
  Inventories ..................................................      46,177,000       34,311,000
  Deferred income taxes ........................................       8,121,000        7,770,000
  Prepaid expenses and other current assets ....................         383,000          326,000
                                                                    ------------     ------------
          Total current assets .................................      86,799,000       53,038,000
Other assets ...................................................       3,535,000        4,087,000
Property and equipment, net of accumulated depreciation of
  $4,572,000 at August 31, 2000 and $3,915,000 at
  February 29, 2000 ............................................       7,769,000        6,966,000
                                                                    ------------     ------------
                                                                    $ 98,103,000     $ 64,091,000
                                                                    ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit ..........................................    $ 27,963,000     $  2,784,000
  Accounts payable .............................................       8,568,000        3,889,000
  Accrued liabilities ..........................................       6,658,000        6,479,000
  Income taxes payable .........................................                        2,550,000
  Current portion of long-term debt and capital lease
    obligations ................................................       1,293,000          783,000
                                                                    ------------     ------------
          Total current liabilities ............................      44,482,000       16,485,000
                                                                    ------------     ------------
Long-term debt .................................................       4,000,000        4,500,000
Long-term capital lease obligations, net of current
  portion ......................................................         291,000          441,000
                                                                    ------------     ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 16,395,000 and 16,214,000 shares issued and
     outstanding at August 31, 2000 and February 29, 2000,
     respectively ..............................................         164,000          162,000
  Additional paid-in capital ...................................      29,337,000       26,749,000
  Retained earnings ............................................      26,458,000       22,457,000
  Accumulated other comprehensive income .......................        (466,000)        (333,000)
                                                                    ------------     ------------
                                                                      55,493,000       49,035,000
  Unearned ESOP shares .........................................      (6,163,000)      (6,370,000)
                                                                    ------------     ------------
          Total stockholders' equity ...........................      49,330,000       42,665,000
                                                                    ------------     ------------
                                                                    $ 98,103,000     $ 64,091,000
                                                                    ============     ============

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                             AUGUST 31,                    AUGUST 31,
                                     --------------------------    --------------------------
                                         2000           1999           2000           1999
                                     -----------    -----------    -----------    -----------
Net sales .......................    $35,630,000    $24,134,000    $58,420,000    $41,235,000
Cost of sales ...................     21,297,000     13,997,000     34,802,000     23,981,000
                                     -----------    -----------    -----------    -----------
  Gross profit ..................     14,333,000     10,137,000     23,618,000     17,254,000
Selling expenses ................      5,331,000      2,937,000      8,683,000      5,228,000
General and administrative
  expenses ......................      2,621,000      2,486,000      4,738,000      4,768,000
ESOP expense ....................        772,000        482,000      1,421,000        804,000
Research and development expenses        546,000        275,000      1,004,000        540,000
                                     -----------    -----------    -----------    -----------
  Operating income ..............      5,063,000      3,957,000      7,772,000      5,914,000
Interest expense ................        441,000        135,000        675,000        120,000
                                     -----------    -----------    -----------    -----------
  Income before income taxes ....      4,622,000      3,822,000      7,097,000      5,794,000
Provision for income taxes ......      1,990,000      1,606,000      3,096,000      2,434,000
                                     -----------    -----------    -----------    -----------
Net income ......................    $ 2,632,000    $ 2,216,000    $ 4,001,000    $ 3,360,000
                                     ===========    ===========    ===========    ===========
Basic earnings per share ........    $      0.18    $      0.16    $      0.27    $      0.24
                                     ===========    ===========    ===========    ===========
Diluted earnings per share ......    $      0.17    $      0.15    $      0.25    $      0.23
                                     ===========    ===========    ===========    ===========
Weighted average number of shares
  outstanding -- basic ..........     14,667,000     13,930,000     14,615,000     13,896,000
                                     ===========    ===========    ===========    ===========
Weighted average number of shares
  outstanding -- diluted ........     15,856,000     14,684,000     15,876,000     14,582,000
                                     ===========    ===========    ===========    ===========

             See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED AUGUST 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Cash flows from operating activities:
  Net income ......................................    $  4,001,000     $  3,360,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ................         898,000          521,000
     ESOP contribution ............................       1,421,000          804,000
     Allowance for doubtful accounts ..............         116,000          697,000
     Changes in assets and liabilities:
       Increase in accounts receivable ............     (23,487,000)      (3,875,000)
       Increase in inventories ....................     (12,370,000)     (16,201,000)
       Increase in deferred income taxes ..........        (422,000)      (1,802,000)
       Increase in prepaid expenses and other
          current assets ..........................         (53,000)        (261,000)
       Decrease in other assets ...................         695,000           54,000
       Increase in accounts payable ...............       4,734,000        3,635,000
       (Decrease) increase in accrued liabilities .        (634,000)         635,000
       Decrease in income taxes payable ...........      (1,230,000)      (1,890,000)
                                                       ------------     ------------
          Net cash used in operating activities ...     (26,331,000)     (14,323,000)
                                                       ------------     ------------
Cash flows from investing activities:
  Capital expenditures ............................      (1,620,000)        (997,000)
  Increase in other assets ........................              --       (5,000,000)
                                                       ------------     ------------
          Net cash used in investing activities ...      (1,620,000)      (5,997,000)
                                                       ------------     ------------
Cash flows from financing activities:
  Net borrowings under bank line of credit ........      25,357,000       15,425,000
  Proceeds from long-term loan ....................              --        5,000,000
  Exercise of stock options .......................         748,000          165,000
  Payments under capital lease obligations ........        (140,000)        (168,000)
                                                       ------------     ------------
          Net cash provided by financing activities      25,965,000       20,422,000
                                                       ------------     ------------
Effect of exchange rate changes on cash ...........         174,000               --
                                                       ------------     ------------
Net increase (decrease) in cash ...................      (1,812,000)         102,000
Cash at beginning of period .......................       2,180,000        1,283,000
                                                       ------------     ------------
Cash at end of period .............................    $    368,000     $  1,385,000
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

    The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the six months ended August 31, 2000 and 1999, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. STOCK SPLIT

    On May 5, 2000 the Company declared a two-for-one stock split of the Company's common stock, to be effected in the form of a dividend. The dividend was paid on June 19, 2000 to stockholders of record on May 22, 2000. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto, have been adjusted to reflect the stock split.

C. THE COMPOSITION OF INVENTORIES IS AS FOLLOWS:

                                    AUGUST 31,          FEBRUARY 29,
                                      2000                 2000
                                    ----------          -----------
       Raw materials..........     $10,588,000           $7,335,000
       Work-in-process........       4,006,000            6,600,000
       Finished goods.........      31,583,000           20,376,000
                                   -----------          -----------
                                   $46,177,000          $34,311,000
                                   ===========          ===========

D. NET INCOME PER SHARE

    Basic earnings per share amounts exclude the dilutive effect of potential common shares. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share are based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock incentive plan which are included under the treasury stock method.

    The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for net income for the three and six months ended August 31, 2000 and 1999, respectively.

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                          AUGUST 31,                    AUGUST 31,
                                  --------------------------    --------------------------
                                      2000           1999           2000           1999
                                  -----------    -----------    -----------    -----------
Net income ...................    $ 2,632,000    $ 2,216,000    $ 4,001,000    $ 3,360,000
                                  ===========    ===========    ===========    ===========
Shares outstanding - basic ...     14,667,000     13,930,000     14,615,000     13,896,000
Effect of dilutive securities:
   Stock options .............      1,189,000        754,000      1,261,000        686,000
                                  -----------    -----------    -----------    -----------
Shares outstanding - diluted .     15,856,000     14,684,000     15,876,000     14,582,000
                                  ===========    ===========    ===========    ===========
Net income - basic ...........           0.18           0.16           0.27           0.24
Net income - diluted .........           0.17           0.15           0.25           0.23

E. COMMITMENTS AND CONTINGENCIES

    On April 2, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted Meade's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing of the appeal. In the event of any further proceedings on the merits, the Company intends to vigorously defend the judgment before the appellate court. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

F. COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $2,499,000 and $3,868,000, for the three and six months ended August 31, 2000, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

G. CHANGE IN AUTHORIZED SHARES

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

Three Months Ended August 31, 2000 Compared to Three Months
Ended August 31, 1999

    Net sales for the second quarter of fiscal 2001 were $35.6 million compared to $24.1 million for the second quarter of fiscal 2000, an increase of 47.6%. This increase was principally due to initial sales of new product offerings in the Company's ETX line of telescopes and increases in sales of domestically produced high-end telescopes and imported less-expensive telescopes. Sales attributable to the Company's European subsidiary also contributed approximately $2.2 million to the increase over the prior year.

    Gross profit increased from $10.1 million (42.0% of net sales) for the second quarter of fiscal 2000 to $14.3 million (40.2% of net sales) for the second quarter of fiscal 2001, an increase of 41.4%. The decrease in gross profit as a percentage of net sales was due to lower gross margins at the Company's European subsidiary.

    Selling expenses increased from $2.9 million (12.2% of net sales) for the second quarter of fiscal 2000 to $5.3 million (15.0% of net sales) for the second quarter of fiscal 2001, an increase of 81.5%. This increase was primarily due to increases in advertising and marketing expenses. Also, with higher sales volume, freight costs, commissions and other selling expenses have increased over the prior year. The Company expects advertising and marketing expenses to continue to increase over the prior year primarily due to an expanded print advertising campaign aimed at marketing the Company's less-expensive telescope lines. Selling expenses attributable to the European subsidiary also contributed to the increase in selling expenses for the second quarter of fiscal 2001.

    General and administrative expenses increased slightly from $2.5 million (10.3% of net sales) for the second quarter of fiscal 2000, to $2.6 million (7.4% of net sales) for the second quarter of fiscal 2001, an increase of 5.4%.

This increase was principally due to general and administrative expenses at the Company's European subsidiary. Otherwise, general and administrative expenses remained relatively stable compared to the prior year.

    ESOP contribution expense increased from $482,000 for the second quarter of fiscal 2000 to $772,000 for the second quarter of fiscal 2001, an increase of 60.2%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. To the extent that the market value of the Company's common stock continues to rise, the non-cash ESOP contribution expense is expected to continue to increase.

    Research and development expenses increased from $275,000 for the second quarter of fiscal 2000 to $546,000 for the second quarter of fiscal 2001, an increase of 98.6%. This increase was due to increased engineering personnel costs, outside consulting costs and parts and supplies costs related to the development of telescope and other consumer related products as well as industrial optical products.

    Interest expense increased from $135,000 for the second quarter of fiscal 2000 to $441,000 for the second quarter of fiscal 2001, an increase of 226.7%. The increase was due to interest expense on the $5.0 million Term Loan, higher average borrowings on the Company's bank line of credit and interest expense on short-term borrowings at the Company's European subsidiary.

Six Months Ended August 31, 2000 Compared to Six Months Ended August 31, 1999

    Net sales for the six months ended August 31, 2000 were $58.4 million compared to $41.2 million for the comparable prior year period, an increase of 41.7%. This increase was principally due to initial sales of new product offerings in the Company's ETX line of telescopes and increases in sales of domestically produced high-end telescopes and imported less-expensive telescopes. Sales attributable to the Company's European subsidiary also contributed approximately $4.4 million to the increase over the prior year.

    Gross profit increased from $17.3 million (41.8% of net sales) for the six months ended August 31, 1999 to $23.6 million (40.4% of net sales) for the comparable current year period, an increase of 36.9%. The decrease in gross profit as a percentage of net sales was due to lower gross margins at the Company's European subsidiary.

    Selling expenses increased from $5.2 million (12.7% of net sales) for the six months ended August 31, 1999 to $8.7 million (14.7% of net sales) for the comparable current year period, an increase of 66.1%. This increase was primarily due to increases in advertising and marketing expenses. Also, with higher sales volume, freight costs, commissions and other selling expenses have increased over the prior year. The Company expects advertising and marketing expenses to continue to increase over the prior year primarily due to an expanded print advertising campaign aimed at marketing the Company's less-expensive telescope lines. Selling expenses attributable to the European subsidiary also contributed to the increase in selling expenses for the six months ended August 31, 2000.

    General and administrative expenses decreased slightly from $4.8 million (11.6% of net sales) for the six months ended August 31, 1999 to $4.7 million (8.1% of net sales) for the comparable current year period, a decrease of less than one percent. This decrease would have been slightly larger by excluding the general and administrative expenses of the Company's European subsidiary.

    ESOP contribution expense increased from $804,000 for the six months ended August 31, 1999 to $1.4 million for the comparable current year period, an increase of 76.7%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. To the extent that the market value of the Company's common stock continues to rise, the non-cash ESOP contribution expense is expected to continue to increase.

    Research and development expenses increased from $540,000 for the six months ended August 31, 1999 to $1.0 million for the comparable current year period, an increase of 85.9%. This increase was due to increased engineering personnel costs, outside consulting costs and parts and supplies costs related to the development of telescope and other consumer related products as well as industrial optical products.

    Interest expense increased from $120,000 for the six months ended August 31, 1999 to $675,000 for the comparable current year period, an increase of 462.5%. The increase was due to interest expense on the $5.0 million Term Loan, higher average borrowings on the Company's bank line of credit and interest expense on short-term borrowings at the Company's European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended August 31, 2000, the Company funded its operations with internally generated cash flow and short-term borrowings from banks. Internally generated cash flow from net income adjusted for non-cash charges was more than offset by increases in accounts receivable and inventories. The increase in inventories is due to anticipated sales for the third quarter of the Company's fiscal year 2001. A substantial portion of the Company's net sales typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The increase in accounts receivable is due to higher sales in the second quarter of fiscal year 2001 and the timing of those sales coming late in the quarter. Net working capital totaled approximately $42.3 million at August 31, 2000, up from $36.6 million at February 29, 2000. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

    On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guarantied by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. In connection with the acquisition of its European subsidiary in September 1999, the Company borrowed $5 million under the Term Loan on August 31, 1999. On August 31, 2000 the Loan Agreement was amended to provide for a seasonal increase to the Revolving Loan. For the period from August 1 through November 30 the Loan Agreement, as amended, provides a $50 million Revolving Loan.

    Capital expenditures, including financed purchases of equipment, aggregated $1.6 million and $1.0 million for the six months ended August 31, 2000 and 1999, respectively. The Company had no material capital expenditure commitments at August 31, 2000.

    In March 2000, the Company announced that it will be an original equipment manufacturer for TeraBeam Corporation, an emerging service provider for gigabit IP connectivity in metropolitan areas. Meade will supply the Seattle-based company with key components for TeraBeam's optical wireless network. The current components use existing Meade telescope technology and are being shipped in limited quantities. The ultimate quantities and timing of the products ordered by TeraBeam will depend upon TeraBeam's market roll-out.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 no later than fourth quarter 2001 and the Company does not expect a material change in it's financial condition or results of operations as a result of SAB 101.

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 ("SFAS 138") which amends SFAS 133 and is required to be adopted concurrently with SFAS 133. The Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 138, will have a material impact on its financial position or result of operations.

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

    In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements, both internally and at the Taiwanese Factory; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, increasing ESOP charges in the event the market price of the Company's stock increases, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In connection with the Company's Annual Meeting of Stockholders, held on July 13, 2000, the stockholders of the Company (1) re-elected Steven G. Murdock and Harry L. Casari as directors for a three year term expiring at the Company's Annual Meeting to be held in 2003 and (2) approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000.

    The voting results were as follows:

                                                                     FOR        AGAINST     WITHHELD
                                                                     ---        -------     --------
Re-election of Steven G. Murdock to the Company's Board of
Directors....................................................     14,574,238         --     287,017

Re-election of Harry L. Casari to the Company's Board of
Directors....................................................     14,561,990      3,273     295,992

Amendment to the Certificate of Incorporation................     14,547,097    290,678      23,480

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    6(a) Exhibits filed with this Form 10-Q

    Exhibit No. 27 Financial Data Schedule for the six months ended August 31,
                   2000.

    6(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEADE INSTRUMENTS CORP.

                                        By:         /s/ JOHN C. DIEBEL
                                             -----------------------------------
                                                      John C. Diebel
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Dated: October 16, 2000

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

                     SIGNATURE                                              TITLE                                  DATE
                     ---------                                              -----                                  ----
                  /s/ JOHN C. DIEBEL                     Chairman of the Board and Chief Executive            October 16, 2000
-----------------------------------------------------    Officer (Principal Executive Officer)
                    John C. Diebel

                 /s/ STEVEN G. MURDOCK                   Director, President, Chief Operating Officer and     October 16, 2000
-----------------------------------------------------    Secretary
                   Steven G. Murdock

               /s/ BRENT W. CHRISTENSEN                  Vice President, Finance and Chief Financial          October 16, 2000
-----------------------------------------------------    Officer (Principal Financial and Accounting
                 Brent W. Christensen                    Officer)

               /s/ JOSEPH A. GORDON, JR.                 Director and Senior Vice President of North          October 16, 2000
-----------------------------------------------------    American Sales
                 Joseph A. Gordon, Jr.

                 /s/ TIMOTHY C. MCQUAY                   Director                                             October 16, 2000
-----------------------------------------------------
                   Timothy C. McQuay

                                                         Director
-----------------------------------------------------
                    Harry L. Casari

                                                         Director
-----------------------------------------------------
                   Michael P. Hoopis

                                  EXHIBIT INDEX


    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------

        27            Financial Data Schedule for the six months ended
                      August 31, 2000