Form 10-Q
period 2000-11-30
MEADE INSTRUMENTS CORP
filed 2001-01-08
CIK 1032067

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

                     FOR THE QUARTER ENDED NOVEMBER 30, 2000

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding as of November 30, 2000 is 16,452,746 shares, giving effect to the two-for-one stock split declared by the company on May 5, 2000 and paid on June 19, 2000 to all stockholders of record as of May 22, 2000.

================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) -- November 30, 2000
 and February 29, 2000...................................................      3

Consolidated Statements of Income (Unaudited) -- Three Months
 and Nine Months Ended November 30, 2000 and 1999........................      4

Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
 Ended November 30, 2000 and 1999........................................      5

Notes to Consolidated Financial Statements (Unaudited)...................      6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................... 8 - 12

                          PART II -- OTHER INFORMATION

Other Information........................................................     13

Signatures...............................................................     14

Exhibit Index............................................................     --

ITEM 1. FINANCIAL STATEMENTS

                             MEADE INSTRUMENTS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                      NOVEMBER 30,          FEBRUARY 29,
                                                                                          2000                 2000
                                                                                     -------------         ------------
Current assets:
  Cash ......................................................................        $     241,000         $  2,180,000
  Accounts receivable, less allowance for doubtful accounts of $803,000 at
     November 30, 2000 and $3,861,000 at February 29, 2000 ..................           37,355,000            8,451,000
  Inventories ...............................................................           48,719,000           34,311,000
  Deferred income taxes .....................................................            7,896,000            7,770,000
  Prepaid expenses and other current assets .................................              449,000              326,000
                                                                                     -------------         ------------
          Total current assets ..............................................           94,660,000           53,038,000
Other assets ................................................................            3,456,000            4,087,000
Property and equipment, net of accumulated depreciation of $4,966,000 at
  November 30, 2000 and $3,915,000 at February 29, 2000 .....................            7,856,000            6,966,000
                                                                                     -------------         ------------
                                                                                     $ 105,972,000         $ 64,091,000
                                                                                     =============         ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit .......................................................        $  33,743,000         $  2,784,000
  Accounts payable ..........................................................            6,939,000            3,889,000
  Accrued liabilities .......................................................            7,527,000            6,479,000
  Income taxes payable ......................................................              583,000            2,550,000
  Current portion of long-term debt and capital lease obligations ...........            1,286,000              783,000
                                                                                     -------------         ------------
          Total current liabilities .........................................           50,078,000           16,485,000
                                                                                     -------------         ------------
Long-term debt ..............................................................            3,750,000            4,500,000
Long-term capital lease obligations, net of current portion .................              143,000              441,000
                                                                                     -------------         ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares authorized; 16,453,000 and
     16,214,000 shares issued and outstanding at November 30, 2000 and
     February 29, 2000, respectively ........................................              165,000              162,000
  Additional paid-in capital ................................................           29,893,000           26,749,000
  Retained earnings .........................................................           28,444,000           22,457,000
  Accumulated other comprehensive income ....................................             (522,000)            (333,000)
                                                                                     -------------         ------------
                                                                                        57,980,000           49,035,000
  Unearned ESOP shares ......................................................           (5,979,000)          (6,370,000)
                                                                                     -------------         ------------
          Total stockholders' equity ........................................           52,001,000           42,665,000
                                                                                     -------------         ------------
                                                                                     $ 105,972,000         $ 64,091,000
                                                                                     =============         ============

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     NOVEMBER 30,                           NOVEMBER 30,
                                           ------------------------------        --------------------------------
                                               2000              1999                2000                1999
                                           -----------        -----------        ------------        ------------
Net sales .........................        $42,424,000        $63,725,000        $100,844,000        $104,960,000
Cost of sales .....................         28,338,000         38,961,000          63,140,000          62,942,000
                                           -----------        -----------        ------------        ------------
  Gross profit ....................         14,086,000         24,764,000          37,704,000          42,018,000
Selling expenses ..................          6,436,000          6,158,000          15,119,000          11,386,000
General and administrative expenses          2,081,000          3,401,000           6,819,000           8,169,000
ESOP expense ......................            808,000            579,000           2,229,000           1,383,000
Research and development expenses .            460,000            370,000           1,464,000             910,000
                                           -----------        -----------        ------------        ------------
  Operating income ................          4,301,000         14,256,000          12,703,000          20,170,000
Interest expense ..................            799,000            559,000           1,474,000             680,000
                                           -----------        -----------        ------------        ------------
  Income before income taxes ......          3,502,000         13,697,000          10,599,000          19,490,000
Provision for income taxes ........          1,516,000          6,001,000           4,612,000           8,434,000
                                           -----------        -----------        ------------        ------------
Net income ........................        $ 1,986,000        $ 7,696,000        $  5,987,000        $ 11,056,000
                                           ===========        ===========        ============        ============
Basic earnings per share ..........        $      0.13        $      0.54        $       0.41        $       0.79
                                           ===========        ===========        ============        ============
Diluted earnings per share ........        $      0.13        $      0.50        $       0.38        $       0.75
                                           ===========        ===========        ============        ============
Weighted average number of shares
  outstanding -- basic ............         14,717,000         14,250,000          14,649,000          14,016,000
                                           ===========        ===========        ============        ============
Weighted average number of shares
  outstanding -- diluted ..........         15,679,000         15,286,000          15,810,000          14,816,000
                                           ===========        ===========        ============        ============

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED NOVEMBER 30,
                                                                     ---------------------------------
                                                                         2000                 1999
                                                                     ------------         ------------
Cash flows from operating activities:
  Net income ................................................        $  5,987,000         $ 11,056,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..........................           1,391,000              902,000
     ESOP contribution ......................................           2,229,000            1,383,000
     Allowance for doubtful accounts ........................             444,000            1,123,000
     Changes in assets and liabilities:
       Increase in accounts receivable ......................         (29,608,000)         (19,284,000)
       Increase in inventories ..............................         (15,086,000)          (7,105,000)
       Increase in deferred income taxes ....................            (214,000)          (1,802,000)
       Increase in prepaid expenses and other current assets              (44,000)             (67,000)
       Decrease in other assets .............................             668,000                   --
       Increase in accounts payable .........................           3,122,000            3,046,000
       (Decrease) increase in accrued liabilities ...........            (705,000)           2,316,000
       (Decrease) increase in income taxes payable ..........              (3,000)           4,091,000
                                                                     ------------         ------------
          Net cash used in operating activities .............         (31,819,000)          (4,341,000)
                                                                     ------------         ------------
Cash flows from investing activities:
  Capital expenditures ......................................          (2,212,000)          (1,105,000)
  Acquisition of Bresser Optik, net of cash acquired ........                  --           (4,968,000)
                                                                     ------------         ------------
          Net cash used in investing activities .............          (2,212,000)          (6,073,000)
                                                                     ------------         ------------
Cash flows from financing activities:
  Net borrowings under bank line of credit ..................          31,173,000            6,674,000
  Payments on long-term debt ................................            (250,000)
  Proceeds from long-term loan ..............................                  --            5,000,000
  Exercise of stock options .................................           1,043,000              410,000
  Payments under capital lease obligations ..................            (295,000)            (262,000)
                                                                     ------------         ------------
          Net cash provided by financing activities .........          31,671,000           11,822,000
                                                                     ------------         ------------
Effect of exchange rate changes on cash .....................             421,000               (7,000)
                                                                     ------------         ------------
Net increase (decrease) in cash .............................          (1,939,000)           1,401,000
Cash at beginning of period .................................           2,180,000            1,283,000
                                                                     ------------         ------------
Cash at end of period .......................................        $    241,000         $  2,684,000
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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the nine months ended November 30, 2000 and 1999, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.   STOCK SPLIT

     On May 5, 2000 the Company declared a two-for-one stock split of the Company's common stock, to be effected in the form of a dividend. The dividend was paid on June 19, 2000 to stockholders of record on May 22, 2000. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been adjusted to reflect the stock split.

C.   THE COMPOSITION OF INVENTORIES IS AS FOLLOWS:

                                           NOVEMBER 30,             FEBRUARY 29,
                                              2000                     2000
                                           ------------             ------------
Raw materials ..........................   $11,189,000              $ 7,335,000
Work-in-process ........................     5,386,000                6,600,000
Finished goods .........................    32,144,000               20,376,000
                                           -----------              -----------
                                           $48,719,000              $34,311,000
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

     The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for net income for the three and nine months ended November 30, 2000 and 1999, respectively.


                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               NOVEMBER 30,                          NOVEMBER 30,
                                      ------------------------------        ------------------------------
                                          2000              1999                2000              1999
                                      -----------        -----------        -----------        -----------
Net income ...................        $ 1,986,000        $ 7,696,000        $ 5,987,000        $11,056,000
                                      ===========        ===========        ===========        ===========
Shares outstanding -- basic ..         14,717,000         14,250,000         14,649,000         14,016,000
Effect of dilutive securities:
   Stock options .............            962,000          1,036,000          1,161,000            800,000
                                      -----------        -----------        -----------        -----------
Shares outstanding -- diluted          15,679,000         15,286,000         15,810,000         14,816,000
                                      ===========        ===========        ===========        ===========
Net income -- basic ..........               0.13               0.54               0.41               0.79
Net income -- diluted ........               0.13               0.50               0.38               0.75

                             MEADE INSTRUMENTS CORP.

                                   (UNAUDITED)


E.   BANK LOANS

     On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. As of the quarter ended November 30, 2000, the Company was in breach of a financial covenant set forth in the Loan Agreement. Such breach was subsequently waived by the bank under the Loan Agreement. In connection with the acquisition of its European subsidiary in September 1999, the Company borrowed $5 million under the Term Loan on August 31, 1999. On August 31, 2000 the Loan Agreement was amended to provide for a seasonal increase to the Revolving Loan. For the period from August 1 through November 30 the Loan Agreement, as amended, provides a $50 million Revolving Loan.

F.   COMMITMENTS AND CONTINGENCIES

     On June 3, 1998, a claim was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted Meade's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing of the appeal. In the event of any further proceedings on the merits, the Company intends to vigorously defend the judgment before the appellate court. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

G.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $1,930,000 and $5,798,000, for the three and nine months ended November 30, 2000, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

H.   CHANGE IN AUTHORIZED SHARES

     On July 13, 2000 the stockholders of Meade Instruments Corp. approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

     Net sales for the third quarter of fiscal 2001 were $42.4 million compared to $63.7 million for the third quarter of fiscal 2000, a decrease of 33.4%. This decrease was principally due to lower unit sales of less-expensive telescopes and telescope accessories. Third quarter fiscal 2001 revenues were also negatively affected by (i) a seasonal promotional campaign featuring markdowns and product promotions and (ii) lower unit demand and unfavorable currency exchange rates at the Company's European subsidiary.

     Gross profit decreased from $24.8 million (38.9% of net sales) for the third quarter of fiscal 2000 to $14.1 million (33.2% of net sales) for the third quarter of fiscal 2001, a decrease of 43.1%. The decrease in gross profit was principally due to the decrease in net sales from the prior year and the decrease in the gross margin percentage. The decrease in the gross margin percentage was principally due to the effect of a net charge to gross profit of approximately $3 million taken in the third quarter related to the aforementioned seasonal product markdowns and promotions. Gross profit was also negatively affected by lower average gross margins on products sold at the Company's European subsidiary.

     Selling expenses increased from $6.2 million (9.7% of net sales) for the third quarter of fiscal 2000 to $6.4 million (15.2% of net sales) for the third quarter of fiscal 2001, an increase of 4.5%. Selling expenses were relatively flat with sundry expenses down from the prior year and increased advertising and marketing expenses more than offsetting those decreases. The Company expects advertising and marketing expenses to continue to increase during the remainder of the fiscal year over the prior year period primarily due to an expanded print advertising campaign aimed at marketing the Company's less-expensive telescope lines.

     General and administrative expenses decreased from $3.4 million (5.3% of net sales) for the third quarter of fiscal 2000, to $2.1 million (4.9% of net sales) for the third quarter of fiscal 2001, a decrease of 38.8%. This decrease was principally due to a decrease in compensation expenses during the quarter.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


     ESOP contribution expense increased from $579,000 for the third quarter of fiscal 2000 to $808,000 for the third quarter of fiscal 2001, an increase of 39.6%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

     Research and development expenses increased from $370,000 for the third quarter of fiscal 2000 to $460,000 for the third quarter of fiscal 2001, an increase of 24.3%. This increase was due to increased engineering personnel costs to support the development of telescope and other consumer related products, the development of industrial optical products for TeraBeam Corporation and the development of certain commercial products.

     Interest expense increased from $559,000 for the third quarter of fiscal 2000 to $799,000 for the third quarter of fiscal 2001, an increase of 42.9%. The increase was due to higher average borrowings on the Company's bank line of credit coupled with higher average market interest rates compared to the prior period.

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1999

     Net sales for the nine months ended November 30, 2000 were $100.8 million compared to $105.0 million for the comparable prior year period, a decrease of 3.9%. Sales of less-expensive telescopes manufactured in Asia, sales of telescope accessories and sales from the Company's European subsidiary were all down from the prior year, more than offsetting increased sales of both the Company's advanced telescopes manufactured domestically and mid-to-lower priced products assembled in the Company's Mexican facility.

     Gross profit decreased from $42.0 million (40.0% of net sales) for the nine months ended November 30, 1999 to $37.7 million (37.4% of net sales) for the comparable current year period, a decrease of 10.3%. The decrease in gross profit was principally due to the decrease in net sales from the prior year and the decrease in the gross margin percentage. The decrease in the gross margin percentage was principally due to the effect of a net charge to gross profit of approximately $3 million taken in the third quarter related to the aforementioned seasonal product markdowns and promotions. Gross profit was also negatively affected by lower average gross margins on products sold at the Company's European subsidiary.

     Selling expenses increased from $11.4 million (10.8% of net sales) for the nine months ended November 30, 1999 to $15.1 million (15.0% of net sales) for the comparable current year period, an increase of 32.8%. This increase was primarily due to increases in advertising and marketing expenses. The Company expects advertising and marketing expenses to continue to increase during the remainder of the fiscal year over the prior year period primarily due to an expanded print advertising campaign aimed at marketing the Company's less-expensive telescope lines.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


     General and administrative expenses decreased from $8.2 million (7.8 % of net sales) for the nine months ended November 30, 1999 to $6.8 million (6.8% of net sales) for the comparable current year period, a decrease of 16.5%. This decrease was principally due to a decrease in compensation expenses during the period.

     ESOP contribution expense increased from $1.4 million for the nine months ended November 30, 1999 to $2.2 million for the comparable current year period, an increase of 61.2%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

     Research and development expenses increased from $910,000 for the nine months ended November 30, 1999 to $1.5 million for the comparable current year period, an increase of 60.9%. This increase was due to increased engineering personnel costs, outside consulting costs and parts and supplies costs related to the development of telescope and other consumer related products, the development of industrial optical products for TeraBeam Corporation and the development of certain commercial products.

     Interest expense increased from $680,000 for the nine months ended November 30, 1999 to $1.5 million for the comparable current year period, an increase of 116.8%. The increase was due to interest expense on the $5.0 million Term Loan, higher average borrowings on the Company's bank line of credit and higher average market interest rates compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended November 30, 2000, the Company funded its operations with internally generated cash flow and short-term borrowings from banks. Internally generated cash flow from net income adjusted for non-cash charges was more than offset by increases in accounts receivable and inventories. A substantial portion of the Company's net sales typically occur in the third quarter primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The increase in inventories is due to significantly lower than expected unit sales for the third quarter of the Company's fiscal year 2001. The increase in accounts receivable is due to relatively higher sales in the third quarter of fiscal year 2001 compared to the fourth quarter of fiscal 2000. Net working capital totaled approximately $44.6 million at November 30, 2000, up from $36.6 million at February 29, 2000. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On August 31, 1999 the Company entered into a new loan agreement (the "Loan Agreement") with a bank, replacing its existing credit facilities. The Loan Agreement provides the Company with an aggregate $40 million credit facility consisting of a five year $35 million revolving credit facility (the "Revolving Loan") and a five year $5 million term loan (the "Term Loan). The Term Loan is subject to quarterly amortization payments of $250,000 beginning September 30, 2000. The Term Loan is also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bear interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contains certain financial covenants and customary affirmative and negative covenants and events of default. As of the quarter ended November 30, 2000, the Company was in breach of a financial covenant set forth in the Loan Agreement. Such breach was subsequently waived by the bank under the Loan Agreement. In connection with the acquisition of its European subsidiary in September 1999, the Company borrowed $5 million under the Term Loan on August 31, 1999. On August 31, 2000 the Loan Agreement was amended to provide for a seasonal increase to the Revolving Loan. For the period from August 1 through November 30 the Loan Agreement, as amended, provides a $50 million Revolving Loan.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


     Capital expenditures, including financed purchases of equipment, aggregated $2.2 million and $1.1 million for the nine months ended November 30, 2000 and 1999, respectively. The Company had no material capital expenditure commitments at November 30, 2000.

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

     In March 2000, the Company announced that it will be an original equipment manufacturer for TeraBeam Corporation, an emerging service provider for gigabit IP connectivity in metropolitan areas. Meade will supply the Seattle-based company with key components for TeraBeam's optical wireless network. The current components generally use existing Meade telescope technology and are being shipped in limited quantities. The ultimate quantities and timing of the products ordered by TeraBeam will depend upon TeraBeam's market roll-out.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 ("SFAS 138") that amends SFAS 133 and is required to be adopted concurrently with SFAS 133. The Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 138, will have a material impact on its financial position or result of operations.

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products as a result of its advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to integrate and further develop the business of Bresser Optik GmbH & Co. KG, which the Company acquired in September 1999, in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the extent to which Meade will supply key components for TeraBeam Corporation or other businesses generally unrelated to its core telescope and binocular products; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


     In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any unexpected termination or interruption of the Company's manufacturing arrangements, both internally, at the Taiwanese Factory or at any other material supplier's facilities; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, fluctuating ESOP charges in the event the market price of the Company's stock changes materially, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; and the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability.

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

     The Company does not enter into derivatives or other financial instruments for trading, speculative purposes or to manage its interest rate risk. The Company's financial instruments consist of cash, accounts receivable, accounts payable and long-term obligations. The Company's exposure to market risk for changes in interest rates related primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.

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

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        6(a) Exhibits filed with this Form 10-Q

        Exhibit No. 27      Financial Data Schedule for the nine months ended
                            November 30, 2000.

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

Dated: January 5, 2001

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

                SIGNATURE                                           TITLE                            DATE
                ---------                                           -----                            ----

           /s/ JOHN C. DIEBEL                           Chairman of the Board and              January 5, 2001
----------------------------------------                 Chief Executive Officer
             John C. Diebel                           (Principal Executive Officer)


          /s/ STEVEN G. MURDOCK                            Director, President,                January 5, 2001
----------------------------------------          Chief Operating Officer and Secretary
            Steven G. Murdock


        /s/ BRENT W. CHRISTENSEN                         Vice President, Finance               January 5, 2001
----------------------------------------                and Chief Financial Officer
          Brent W. Christensen                  (Principal Financial and Accounting Officer)


        /s/ JOSEPH A. GORDON, JR.                   Director and Senior Vice President         January 5, 2001
----------------------------------------                of North American Sales
          Joseph A. Gordon, Jr.


          /s/ TIMOTHY C. MCQUAY                                  Director                      January 5, 2001
----------------------------------------
            Timothy C. McQuay

                                                                 Director
----------------------------------------
             Harry L. Casari

                                                                 Director
----------------------------------------
            Michael P. Hoopis

                                  EXHIBIT INDEX

   EXHIBIT NO.                           DESCRIPTION
   -----------                           -----------

      27              Financial Data Schedule for the nine months ended
                      November 30, 2000