Form 10-K405
period 2001-02-28
MEADE INSTRUMENTS CORP
filed 2001-05-30
CIK 1032067

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-22183

                             MEADE INSTRUMENTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

               DELAWARE                             95-2988062
     (STATE OF OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION)
   OF INCORPORATION OR ORGANIZATION)

  6001 OAK CANYON, IRVINE, CALIFORNIA                 92618
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On May 5, 2000 the Company declared a two-for-one stock split which was paid in the form of a dividend on June 19, 2000 to all stockholders of record as of May 22, 2000. All share and per share amounts contained herein reflect such stock split.

    As of May 15, 2001, there were 16,472,000 outstanding shares of the Registrant's common stock, par value $0.01 per share ("common stock"), which is the only class of common stock of the Registrant. As of May 15, 2001 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $4.90 per share as reported by Nasdaq, was approximately $51.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2001.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                                     PART I

Item 1.  Business..........................................................................................        1
         Executive Officers of the Registrant..............................................................        7
Item 2.  Properties........................................................................................        8
Item 3.  Legal Proceedings.................................................................................        8
Item 4.  Submission of Matters to a Vote of Security Holders...............................................        9

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.........................        9
Item 6.  Selected Financial Data...........................................................................       10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............       11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................       16
Item 8.  Financial Statements and Supplementary Data.......................................................       16
Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure...............       16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................................................       16
Item 11. Executive Compensation............................................................................       16
Item 12. Security Ownership of Certain Beneficial Owners and Management....................................       16
Item 13. Certain Relationships and Related Transactions....................................................       16

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K...................................       17

                   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

Report of Independent Accountants..........................................................................      F-1
Consolidated Balance Sheets at February 28, 2001 and February 29, 2000.....................................      F-2
Consolidated Statements of Income for each of the three years in the period ended February 28, 2001........      F-3
Consolidated Statements of Stockholders' Equity for the three years in the period ended
  February 28, 2001........................................................................................      F-4
Consolidated Statements of Cash Flows for the three years in the period ended
  February 28, 2001........................................................................................      F-5
Notes to Consolidated Financial Statements.................................................................      F-6

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Meade Instruments Corp. is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. Meade's dedication to product innovation has led to the successful introduction of a wide range of products, resulting in what the Company believes to be the broadest and most complete line of telescopes and telescope accessories available. The Company offers more than 50 different telescope models with several different optical configurations, as well as more than 250 accessory products. The Company's telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to more than $15,000. The Company also offers a complete line of binoculars from small aperture theater glasses to full-size waterproof models at retail price points from approximately $10 to more than $300.

     Since its founding in 1972, Meade has strived to develop a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry's most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade's telescopes are not Meade's primary market, the Company's Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies throughout the world. The Company has capitalized on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade has become a major supplier of telescopes to such retailers as Discovery Channel Stores (formerly The Nature Company), Aldi (Germany), Wal-Mart, Costco and Sam's Club.

     Meade was sold by its founder and current Chief Executive Officer to an investor in 1986 and was then reacquired by the Company's senior management in 1991. After the reacquisition, management emphasized a business plan that concentrated on new product development, securing a reliable supplier of less-expensive telescopes, effective targeted marketing and customer service. To those ends the Company committed nearly $2.1 million to research and development during fiscal 2001 and has, over the last five fiscal years, committed nearly $5.9 million in the aggregate to research and development. These research and development expenditures were centered on the development of technologically advanced less-expensive telescopes as well as product improvement and industrial applications of the Company's existing technologies.

     Meade manufactures nearly the complete line of its advanced astronomical telescopes in Irvine, California, including the production of all of the advanced optical systems, which are critical components of telescopes. Many of the Company's less-expensive telescopes are manufactured under proprietary designs by manufacturers principally located in Taiwan and mainland China. The Company also sources component parts for small to midrange telescopes and related accessories from several suppliers in mainland China, Taiwan and Japan that are assembled into finished product in the Company's wholly-owned Mexican assembly plant (See Item 2. Properties).

     The Company's business plan complements its efforts in new product development with an aggressive marketing plan. The Company's marketing plan includes print advertising in astronomy related magazines and in general consumer magazines. The marketing plan also includes extensive co-operative advertising campaigns with many of the Company's key retail partners, as well as point-of-sale marketing displays. In addition, Meade publishes a comprehensive, full-color, high-quality product catalog that provides significant product exposure to the serious amateur astronomer as well as an abridged version of its product catalog aimed at the casual observer.

     On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively "Bresser"), for $5.0 million in cash and 201,830 shares of the Company's common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. Bresser has provided the Company greater distribution opportunities for the Company's products. Moreover, Bresser's significant presence in the binocular and low-priced telescope market in Europe has strengthened the Company's penetration into these markets. In January 2000, the Company also purchased what was formerly its German distributor for approximately $1.1 million cash.

     In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers and mass merchandisers, which offer Meade's products in more than 3,000 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 30 foreign distributors, many of which service retail locations in their respective countries. Revenues from customers outside North America accounted for approximately 20.9% of the Company's net sales for the fiscal year ended February 28, 2001 (See Note 8 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company's domestic and international distribution networks.

     Following the close of fiscal 2000, the Company announced that it will be an original equipment manufacturer for TeraBeam Corporation ("TeraBeam"), an emerging service provider for gigabit IP connectivity in metropolitan areas. Meade supplies the Seattle-based company with key components for TeraBeam's free-space optical wireless network. The components use existing Meade telescope and optical technology. The ultimate quantities and timing of the products ordered by TeraBeam will depend upon TeraBeam's market roll-out.

     In addition to continuing its efforts in the free-space optical market, the Company intends to leverage its design and manufacturing expertise in the area of CCD imaging for commercial and industrial applications.

INDUSTRY OVERVIEW

     Market-size data for the telescope and binocular industries are difficult to obtain because many of the companies in the industry are either private or subsidiaries or divisions of larger public companies. The Company believes that the overall size of the telescope market is driven, in part, by the introduction of new products.

     The Company produces products at numerous price points in the consumer optics market, from advanced astronomical telescopes for serious amateur astronomers to less-expensive telescopes for beginning to intermediate amateur astronomers. Advanced astronomical telescopes are characterized by frequent technological developments, including the relatively recent introduction of electronic and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. These advanced telescopes continue to drive the technological advances in the industry.

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

COMPETITIVE STRENGTHS

     Meade believes that it derives significant benefits from its position as a leading designer and distributor of telescopes and other optical related products. These benefits include its ability to offer its customers one of the most innovative, broadest product lines available, embodying both high quality and value. The Company attributes its success to the following competitive strengths:

     New Products/Research and Development. Meade places a primary emphasis on product innovation and quality through its research and development efforts. The Company currently employs seventeen engineers on-site, developing new core-business products, new products for the industrial optical and imaging markets, as well as technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its senior level management are among the most experienced in the telescope industry. The

Company's three most experienced officers have been employed in this industry for an average of over 23 years. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the industry's most technically advanced, easy to use, consumer telescopes.

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

     Optical Systems Expertise. Meade has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics on-site in Irvine, California. Meade employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the consumer telescope market.

     Quality Control. Meade's manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product's precision optical system to its final assembly and testing. Certain of the Company's less expensive and mid-range telescope models are assembled at the Company's assembly plant located in Tijuana, Mexico. The Company manufactures the majority of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while many of the Company's less-expensive telescopes are produced for the Company by manufacturers in Taiwan and China. Meade regularly sends product and design engineers to the Far East to monitor the manufacturing processes at the various plants that produce its telescopes, telescope components, binocular products and accessories. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     Broad Distribution Network. The Company's sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts departments to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company's customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes to such retailers as Discovery Channel Store (formerly The Nature Company), Aldi (Germany), Wal-Mart, Costco, and Sam's Club. Meade also has an expanding international presence with the addition of Meade Europe. Revenues from customers outside North America were $25.7 million for the fiscal year ended February 28, 2001.

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

PRODUCTS

     Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company also offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade's products are described in greater detail below:

     Advanced Astronomical Telescopes. Among the Company's most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur astronomer a broad range of products from the economical 8" LX10 to the state-of-the-art 16" LX200. The model LX200 telescopes, also available in 7, 8, 10 and 12-inch apertures, are the most popular of the Company's telescopes among serious amateur astronomers. The LX200 telescopes feature a built-in computer library of 64,350 celestial objects. These objects are cataloged in the Company's proprietary hand-held electronic keypad command center, which operates the computerized control system for the LX200 telescopes. By entering any of the celestial objects into the keypad, the telescope automatically locates and tracks the selected object. In fiscal 2001, the Company introduced its LX90. This telescope brought together the Company's recognized optical standard for 8" Schmidt-Cassegrains with its revolutionary Autostar technology at a very attractive price point. The advanced astronomical telescopes collectively represented approximately 2% of telescope units shipped and approximately 15% of the Company's net sales for the fiscal year ended February 28, 2001.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company's less-expensive 60mm to 114mm refracting and reflecting telescopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the introduction of the Digital Electronic Series of 60mm to 114mm telescopes (the "DS telescopes") and the ETX series (with apertures ranging from 60mm to 125mm), some of the most sophisticated features of the Company's advanced telescopes were made available at some of the Company's lowest retail price points. Equipped with the optional hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of several thousand celestial objects at the push of a button. The Autostar, with its "go to" capability, brought to the general consumer for a few hundred dollars, features that had previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (both its traditional models and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. These telescope models comprise the lower-price end of the Company's product line. Sales of entry-level telescopes comprised approximately 98% of the Company's telescope units shipped and approximately 61% of the Company's net sales for the fiscal year ended February 28, 2001.

     Binoculars. The Company expanded its market presence in binoculars with the acquisition of Bresser. The Bresser name is widely recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Binocular sales accounted for over one half of the sales attributed to Germany during fiscal year 2001. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binoculars represented approximately 6% of the Company's net sales for the fiscal year ended February 28, 2001.

     Accessories. The Company also offers accessories for each of its telescope series that range from additional eyepieces and camera adapters to CCD autoguider/imagers and celestial observation software. Approximately 250 accessory products are currently available from the Company. Sales of accessories represented approximately 17% of the Company's net sales for the fiscal year ended February 28, 2001. Other miscellaneous products such as commercial optical products, microscopes and magnifying glasses accounted for approximately 1% of the Company's net sales for fiscal year 2001.

     Other Products. Following the close of fiscal 2000, the Company announced that it will be an original equipment manufacturer for TeraBeam, an emerging service provider for gigabit IP connectivity in metropolitan areas. Meade supplies the Seattle-based company with key components for TeraBeam's free-space optical wireless network. The components use existing Meade optical technology. The ultimate quantities and timing of the products ordered by TeraBeam will depend upon TeraBeam's market roll-out. In addition to continuing its efforts in the free-space optical market, the Company intends to leverage its design and manufacturing expertise in the area of CCD imaging for commercial and industrial applications.

SALES AND MARKETING

     The Company's telescopes, binoculars and accessories are sold through a domestic network of mail order dealers, specialty retailers and mass merchandisers. Internationally, the Company's products are sold through its wholly-owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors in other countries around the world. The Company's high-end products are generally sold through mail order dealers or single and multiple location specialty retailers. Meade's less-expensive products are sold in a similar manner but are sold principally through mass merchandisers. The Company maintains direct contact with its larger dealers and foreign distributors through the Company's sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company's customers are the following retail outlets, mass merchandisers and foreign distributors: Discovery Channel Stores (formerly The Nature Company), Wal-Mart, Aldi (Germany), MIC International Corp. (Japan), Sam's Club and Costco.

     The Company's sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs approximately sixteen persons in sales positions, all of whom have significant industry experience. These individuals advise the Company's specialty retailers about the quality features of the Company's products and provide answers to questions from specialty retailers as well as directly from amateur astronomers. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes. In an effort to further simplify assembly and use of the Company's products, Meade pre-assembles a substantial portion of its telescopes prior to packaging. (See "Business -- Competitive Strengths -- Superior Customer Service.") The Company's products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. In addition, the Company has engaged in an aggressive marketing program aimed at expanding the existing telescope market through more traditional consumer oriented print media. The Company's dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

     Throughout fiscal 2001, the Company sold its products to mail order dealers and to more than 500 specialty retailers and mass merchandisers that offer Meade's products in more than 3,000 retail store outlets. During fiscal 2001, Discovery Channel Store ("DCS", formerly The Nature Company), accounted for approximately 13% of the Company's net sales. During fiscal year 2000 no customer accounted for 10% or more of the Company's net sales. During fiscal 1999, DCS accounted for approximately 14% of the Company's net sales. The Company's ten largest customers, in the aggregate, accounted for approximately 52% of the Company's net sales in fiscal year 2001. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

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

     During fiscal 2001, as in years past, many of the Company's less-expensive telescopes were manufactured exclusively for the Company in Taiwan. For the past decade the Company has worked closely with a factory in Taiwan (the "Taiwanese Factory"), developing proprietary telescope designs and ensuring that the manufacturing processes produced telescopes that met the Company's quality standards. In May 1998, in order to assure a reliable source of quality less-expensive telescopes, the Company and the Taiwanese Factory entered into a supply agreement ("the 1998 agreement") wherein the Taiwanese Factory agreed to manufacture certain telescopes exclusively for sale through Meade and wherein Meade agreed to purchase many of its less-expensive telescopes from the Taiwanese Factory. In order to diversify its supply, the Company has developed relationships with other quality makers of telescopes and telescope accessories in the far east, principally in mainland China. Many of the Company's telescopes, telescope components and telescope accessories purchased during fiscal 2001 were supplied by these Chinese manufacturers. The 1998 agreement with the Taiwanese Factory originally expired on December 31, 2003. The 1998 agreement was mutually terminated in April 2001. The Company owns many of the designs, molds and dies used by the Taiwanese Factory. Those designs, mold and dies will continue to be used only in the manufacture of products purchased by the Company. Meade regularly sends product and design engineers to the far east to monitor the manufacturing processes at the various plants that produce its telescopes, telescope components, binocular products and accessories. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     During fiscal year 2000 the Company began an assembly operation in a 26,000 sq. ft. building located in Tijuana, Mexico (the "Mexico Facility"). In December 1999, the Mexican Facility was expanded to approximately 50,000 sq. ft. At February 28, 2001, this facility employed approximately 110 people engaged in the assembly of several products including less-expensive and mid-range telescopes, electronic sub-assemblies, and accessory products.

COMPETITION

     The telescope and binocular industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron (owned by Tasco), Bushnell, Tasco and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Tasco, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. In addition, some of the Company's current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

     In the binocular market, which is generally more competitive than the telescope market, with a greater number of competitors at each price point, the Company competes primarily with Bushnell, Tasco, Nikon Inc., Canon Inc., Minolta Camera, Co., Ltd., Pentax Corporation and various smaller manufacturers and resellers. Many of these competitors in the binocular market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

EMPLOYEES

     As of February 28, 2001, Meade had 496 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company's United States-based employees is represented by a union. The Company's employees at the Mexico Facility are represented by a union. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company's growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade's common stock.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 15, 2001:

        NAME                                     AGE                       POSITION
        ----                                     ---                       --------
        John C. Diebel..........................  57   Chairman of the Board and Chief Executive Officer
        Steven G. Murdock.......................  49   President, Chief Operating Officer, Secretary, Director
        Joseph A. Gordon, Jr....................  51   Senior Vice President -- North American Sales, Director
        Brent W. Christensen....................  42   Vice President -- Finance and Chief Financial Officer
        Mark D. Peterson........................  39   Vice President and General Counsel
        Kenneth W. Baun.........................  53   Vice President -- Engineering
        Robert A. Wood, III.....................  40   Vice President -- Manufacturing
        Robert L. Davis.........................  34   Vice President and Assistant General Counsel

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

     ROBERT L. DAVIS has been the Company's Vice President and Assistant General Counsel since December 1999. From September 1996 to December 1999, Mr. Davis was an attorney with O'Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

ITEM 2. PROPERTIES

     The Company leases a 161,000 square foot manufacturing, distribution and corporate facility and a 42,000 square foot warehouse both of which are located in Irvine, California. The leases expire in 2007 and 2003, respectively. The Company also leases a 50,000 square foot assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2004 with three, five year options. The Company owns a 30,000 square foot office and distribution facility located in Borken, Germany. The Company also leases a 13,500 square foot office, repair and distribution facility in Graefelfing, Germany which expires in August 2002. The Company's management believes that all facilities occupied by the Company are adequate for present requirements; and that the Company's current equipment is in good condition and suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

     Meade Instruments Corporation v. Reddwarf Starware, LLC, aka Reddwarf Instruments, LLC ("Reddwarf"), Civil No. SACV 98-240 GLT, United States District Court for the Central District of California, and Appeal No. 99-1517, United States Court of Appeals for the Federal Circuit. Action for declaratory relief initiated by a complaint filed March 16, 1998, by the Company for declaratory judgment of non-infringement of Reddwarf's U.S. Patent No. 4,764,881, for declaratory judgment that Reddwarf's patent is invalid, void, and unenforceable, for an injunction and damages under federal antitrust statutes, and for an injunction and other relief under California unfair competition statutes. Reddwarf has filed a counterclaim, alleging infringement by the Company's LX200 series telescope system (and unspecified other products) of Reddwarf's U.S. Patent No. 4,764,881. The counterclaim further alleges that the infringement is willful and seeks an unspecified amount of damages, an injunction, and other relief against the Company.

     On June 29, 1999, the Court granted the Company's Motion for Summary Judgment of Non-Infringement. On August 10, 1999, the Court granted in part and denied in part the Company's Motion for Attorney's Fees under 35 U.S.C. Section 285 and, in an order of October 14, 1999, the Court determined that the amount of attorneys' fees to be awarded to the Company from Reddwarf is $33,681.50.

     On July 27, 1999, Reddwarf filed a Notice of Appeal to United States Court of Appeals for the Federal Circuit. On June 23, 2000, the Court of Appeals granted the Company's motion to dismiss Reddwarf's appeal. On February 27, 2001, the Court of Appeals denied Reddwarf's petition for panel rehearing and, on March 12, 2001, the Court of Appeals denied Reddwarf's petition for en banc rehearing. Reddwarf's time to file a petition for a writ of certiorari, seeking review by the United States Supreme Court, extends until June 11, 2001. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome should the Supreme Court grant certiorari or in the event of other additional proceedings in this matter, or an estimate of the amount of the potential loss in the event of an unfavorable outcome.

     The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

     Prior to the reacquisition of the Company by certain members of its senior management, Meade agreed to be bound by the provisions of an order ("Order") of the United States Federal Trade Commission ("FTC") prohibiting the Company from making certain acquisitions. The Order provides that before Meade may acquire any stock, equity interest or assets, other than purchases of manufactured product in the ordinary course of business, of any company engaged in the manufacture or sale of Schmidt-Cassegrain telescopes with apertures of 8 to 11 inches in the United States, Meade must provide the FTC with prior notice of such event. The Order is effective until August 19, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's initial public offering was completed on April 14, 1997 (the "Offering"), and from that date to the present, the Company's common stock has been listed on the Nasdaq National Market under the symbol "MEAD". The high and low sales prices on a per share basis for the Company's common stock during each quarterly period for the fiscal years ended February 28, 2001 and February 29, 2000 were:

YEAR ENDED FEBRUARY 28, 2001:       HIGH    LOW     YEAR ENDED FEBRUARY 29, 2000:    HIGH     LOW
-----------------------------      ------  ------   -----------------------------   ------   ------
Fourth quarter................     $ 9.19  $ 3.56   Fourth quarter...............   $30.25   $23.63
Third quarter.................     $24.63  $ 8.00   Third quarter................   $30.50   $20.00
Second quarter................     $33.00  $13.06   Second quarter...............   $20.50   $14.00
First quarter.................     $39.50  $10.88   First quarter................   $13.88   $10.63

     The reported closing sales price of the Company's common stock on the Nasdaq National Market on May 15, 2001 was $4.90. As of May 15, 2001, there were 161 holders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following data have been derived from the Company's audited consolidated financial statements, including the consolidated balance sheets at February 28 (29), 2001 and 2000 and the consolidated statements of income for the three years ended February 28, 2001 and the notes thereto appearing elsewhere herein.

                                                            YEAR ENDED FEBRUARY 28 (29),
                                              --------------------------------------------------------
                                                2001        2000       1999        1998         1997
                                              --------    --------    -------    --------     --------
                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA:
Net sales ................................    $123,000    $126,808    $76,321    $ 59,905     $ 47,151
Cost of sales ............................      82,809      75,780     44,255      38,245       31,845
                                              --------    --------    -------    --------     --------
  Gross profit ...........................      40,191      51,028     32,066      21,660       15,306
Selling expenses .........................      21,782      15,471     12,268       6,771        4,759
General and administrative expenses ......       8,439      10,355      7,325       5,464        5,970
ESOP contribution expense ................       2,997       1,861      1,200       1,100           --
Research and development expenses ........       2,062       1,361        978         854          628
                                              --------    --------    -------    --------     --------
  Operating income .......................       4,911      21,980     10,295       7,471        3,949
Interest expense .........................       2,036         977        473       1,034        1,657
                                              --------    --------    -------    --------     --------
  Income before income taxes .............       2,875      21,003      9,822       6,437        2,292
Income taxes .............................       1,589       9,048      4,223       2,702          960
                                              --------    --------    -------    --------     --------
Net income before accretion ..............       1,286      11,955      5,599       3,735        1,332
Accretion on redeemable preferred
  stock(1) ...............................          --          --         --        (374)      (4,310)
                                              --------    --------    -------    --------     --------
Net income (loss) available to common
  stockholders ...........................    $  1,286    $ 11,955    $ 5,599    $  3,361     $ (2,978)
                                              ========    ========    =======    ========     ========
Per share information:
Net income before adjustment to net income
  available per common share -- basic ....    $   0.09    $   0.85    $  0.41    $   0.29     $   0.17
Accretion on redeemable preferred stock(1)          --          --         --       (0.03)       (0.55)
                                              --------    --------    -------    --------     --------
Net income (loss) per share available to
  common stockholders -- basic ...........    $   0.09    $   0.85    $  0.41    $   0.26     $  (0.38)
                                              ========    ========    =======    ========     ========
Net income (loss) per share available
  to common stockholders -- diluted ......    $   0.08    $   0.80    $  0.40    $   0.26     $  (0.38)
                                              ========    ========    =======    ========     ========
Weighted average common shares
  outstanding -- basic ...................      14,700      14,112     13,718      12,820        7,876
                                              ========    ========    =======    ========     ========
Weighted average common shares
  outstanding -- diluted .................      15,600      14,944     14,070      12,970        7,876
                                              ========    ========    =======    ========     ========

BALANCE SHEET DATA:
Working capital ..........................    $ 38,867    $ 36,553    $21,388    $ 15,417     $  6,252
Total assets .............................      76,466      64,091     34,624      24,592       20,524
Total current liabilities ................      25,944      16,485      9,134       5,829       11,775
Long-term debt, net of current portion ...          --       4,500         --          --        6,599
Redeemable preferred stock ...............          --          --         --          --        6,490
Stockholders' equity (deficit) ...........      50,351      42,665     25,267      18,422       (4,952)

--------

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

                                         YEAR ENDED FEBRUARY 28 (29),
                                         ----------------------------
                                         2001        2000       1999
                                         -----       -----      -----
Net sales ...........................    100.0%      100.0%     100.0%
Cost of sales .......................     67.3        59.8       58.0
                                         -----       -----      -----
Gross profit ........................     32.7        40.2       42.0
Operating expenses:
  Selling expenses ..................     17.7        12.2       16.0
  General and administrative expenses      6.9         8.2        9.6
  ESOP contribution expense .........      2.4         1.4        1.6
  Research and development expenses .      1.7         1.1        1.3
                                         -----       -----      -----
     Total operating expenses .......     28.7        22.9       28.5
                                         -----       -----      -----
Income from operations ..............      4.0        17.3       13.5
Interest expense ....................      1.7         0.8        0.6
                                         -----       -----      -----
Income before income taxes ..........      2.3        16.5       12.9
Provision for income taxes ..........      1.3         7.1        5.5
                                         -----       -----      -----
Net income ..........................      1.0         9.4        7.4
                                         =====       =====      =====

FISCAL 2001 COMPARED TO FISCAL 2000

     Net sales decreased from $126.8 million in fiscal 2000 to $123.0 million in fiscal 2001, a decrease of 3.0%. During fiscal 2001, lower unit sales of less-expensive telescopes manufactured in Asia, lower telescope accessory sales, the negative effect of seasonal promotional markdowns and product promotions, and decreased sales from the Company's European subsidiary more than offset increases in sales of both the Company's advanced telescopes manufactured domestically and less-expensive and mid-range products assembled in the Company's Mexican facility.

     Gross profit decreased from $51.0 million (40.2% of net sales) in fiscal 2000 to $40.2 million (32.7% of net sales) in fiscal 2001, a decrease of 21.2%. The decrease in gross profit was principally due to the decrease in net sales from the prior year and a decrease in the gross margin percentage. The decrease in the gross margin percentage was principally due to the effect of charges to gross profit of approximately $3 million and approximately $6.1 million, taken in the third and fourth quarter, respectively. These charges related to the aforementioned seasonal product markdowns and promotions as well as to provisions for excess inventories resulting from the lower sales volume. Gross profit was also negatively affected by lower average gross margins on products sold at the Company's European subsidiary.

     Selling expenses increased from $15.5 million (12.2% of net sales) in fiscal 2000 to $21.8 million (17.7% of net sales) in fiscal 2001, an increase of 40.8%. This increase principally reflects higher advertising and marketing expenses that increased by more than $4 million over the prior year. Those expenses were part of an aggressive print media and point-of-sale advertising campaign aimed at the general consumer throughout the year but concentrated during the Christmas holiday buying period. Also contributing to the increase over the prior year was higher bad debt expenses brought on by certain customer bankruptcies and other general selling expense increases.

     General and administrative expenses decreased from $10.4 million (8.2% of net sales) in fiscal 2000 to $8.4 million (6.9% of net sales) in fiscal 2001, a decrease of 18.5%. This decrease was principally due to decreases in compensation expenses during the year. Also contributing to the decrease were lower professional and consulting fees and other sundry expense reductions.

     ESOP contribution expense increased from $1.9 million (1.4% of net sales) in fiscal 2000 to $3.0 million (2.4% of net sales) in fiscal 2001, an increase of 61.0%. The increase in this non-cash charge was due to increases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during fiscal 2001. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

     Research and development expenses increased from $1.4 million (1.1% of net sales) in fiscal 2000 to $2.1 million (1.7% of net sales) in fiscal 2001, an increase of 51.5%. This increase was due to increased engineering personnel costs, outside consulting costs and parts and supplies costs related to telescope and other consumer related products, the development of industrial optical products for TeraBeam Corporation and the development of certain CCD imaging products for commercial and industrial applications.

     Interest expense increased from $977,000 for the fiscal year 2000 to $2.0 million for fiscal 2001, an increase of 108.4%. This increase was due to interest expense on the $5.0 million Term Loan, higher average borrowings on the Company's bank lines of credit and higher average market interest rates compared to the prior period.

     The provision for income taxes increased to 55.3% of income before income taxes for fiscal year 2001 compared to 43.1% in the prior year. The increase in the tax rate was principally due to the impact of non-deductible permanent differences between the Company's tax books and its financial statements. The most significant of these differences was the ESOP charge.

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

     Selling expenses increased from $12.3 million (16.0% of net sales) in fiscal 1999 to $15.5 million (12.2% of net sales) in fiscal 2000, an increase of 26.1%. This dollar increase principally reflects higher freight costs, higher commissions and other selling costs to support higher sales volumes in fiscal 2000 as compared to fiscal 1999.

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

     Research and development expenses increased from $978,000 (1.3% of net sales) in fiscal 1999 to $1.4 million (1.1% of net sales) in fiscal 2000, an increase of 39.2%. This dollar increase was due to higher personnel related costs and higher outside consulting costs during fiscal 2000 as compared to the prior fiscal year.

     Interest expense increased from $473,000 for the fiscal year ended February 28, 1999 to $977,000 for fiscal 2000, an increase of 106.6%. This increase was principally due to interest expense on the $5.0 million Term Loan and interest expense on short-term bank borrowings in Germany for the period.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company's net sales and operating income typically occurs in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company's working capital requirements have correspondingly increased at such times.

     The following tables (in thousands of dollars) present unaudited financial results for each of the eight quarters in the period ended February 28, 2001. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                           FISCAL 2001                                  FISCAL 2000
                           -----------------------------------------     ----------------------------------------
                            FIRST     SECOND      THIRD     FOURTH        FIRST     SECOND      THIRD     FOURTH
                           QUARTER    QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER    QUARTER
                           -------    -------    -------    --------     -------    -------    -------    -------

Net sales .............    $22,790    $35,630    $42,424    $ 22,156     $17,101    $24,134    $63,725    $21,848
Gross profit ..........      9,285     14,333     14,086       2,487       7,117     10,137     24,764      9,010
Operating income (loss)      2,709      5,063      4,301      (7,162)      1,957      3,957     14,256      1,810
Net income (loss) .....      1,369      2,632      1,986      (4,701)      1,144      2,216      7,696        899

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See "Business -- Operations -- Materials and Supplies."

LIQUIDITY AND CAPITAL RESOURCES

     The Company funded its operations with internally generated cash flow and short-term borrowings from banks. Internally generated cash flow from net income adjusted for non-cash charges was more than offset by increases in accounts receivable, inventories and prepaid income taxes. A substantial portion of the Company's net sales typically occur in the third quarter primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The increase in inventories was due to significantly lower than expected unit and dollar sales for the third quarter of the Company's fiscal year 2001. The increase in accounts receivable was principally due to the timing of sales and cash collections during the fourth quarter of fiscal 2001 compared to the prior year. With an August tax year end and the unexpected decline in third and fourth quarter sales and profits coupled with a higher than expected tax deduction from the exercise of stock options, the Company's estimated tax payments generated significant prepaid taxes at February 28, 2001. Net working capital totaled approximately $38.9 million at February 28, 2001, up from $36.6 million at February 29, 2000. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser for $5.0 million in cash and 201,830 shares of the Company's common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5.0 million under the Term Loan on August 31, 1999. Bresser has provided the Company greater international distribution opportunities for its products. Further, Bresser's significant presence in the binocular and low-priced telescope market has strengthened the Company's penetration into these markets. Further to that end, in January 2000, the Company purchased what was formerly its German distributor for approximately $1.1 million cash.

     On August 31, 1999 the Company entered into a loan agreement (the "Loan Agreement") with a bank, replacing its then existing credit facilities. The Loan Agreement provided the Company with an aggregate $40.0 million credit facility consisting of a five year $35.0 million revolving credit line (the "Revolving Loan") and a five year $5.0 million term loan (the "Term Loan"). The Term Loan was subject to quarterly amortization payments of $250,000 beginning September 30, 2000. In connection with the acquisition of Bresser, the Company borrowed $5.0 million under the Term Loan on August 31, 1999. The Term Loan was also subject to mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bore interest, at the Company's option, at a base rate or eurodollar rate plus an applicable margin. The Company's obligations under the Loan Agreement are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Loan Agreement contained certain financial covenants and customary affirmative and negative covenants and events of default. As of February 28, 2001, the Company was in breach of the financial covenants set forth in the Loan Agreement. The Company has received a Waiver Agreement (the "Waiver") from the bank covering the breach as of February 28, 2001. The Waiver modifies the covenants through August 31, 2001, at which time the Company would again be required to be in compliance with the original covenants. The Waiver also reduced the amount of borrowings under the revolving credit line to $22,500,000. The Company is currently negotiating to renew its loan agreement with the bank. The Company anticipates the new loan agreement to be in the form of a $42,000,000 revolving credit facility and a $3,000,000 term loan. Availability under the new loan agreement would be subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories and would be collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Management believes the Company will be able to enter into the new loan agreement in order to meet its working capital needs for the foreseeable future. However, there can be no assurance that the Company will be successful in entering into a new loan agreement with its current lender. Should the Company be unable to do so, it would be required to seek alternative sources of capital in order to repay its current borrowings with the bank. There can be no assurance that such alternative sources of capital will be available on reasonable terms, if at all. Failure to obtain such alternative sources of capital would have a material adverse effect on the Company's financial condition and its ability to achieve its business plan and objectives.

     Capital expenditures, including financed purchases of equipment, aggregated $2.4 million, $2.7 million and $2.1 million for the fiscal years ended February 28(29), 2001, 2000 and 1999, respectively. Included in purchases of equipment for fiscal 1999 is approximately $1.3 million for equipment sold and leased back under operating leases. The Company had no material capital expenditure commitments as of February 28, 2001.

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

     Based on the Company's expectations regarding the new loan agreement as set forth above, the Company believes that internally generated cash flow and borrowing ability will be sufficient to meet its operating, working capital and capital expenditure requirements for the foreseeable future. In the event that the Company requires more capital than is presently anticipated, the Company's cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

FORWARD-LOOKING INFORMATION

     The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products as a result of its increased advertising and marketing efforts; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to integrate and further develop the business of Bresser in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the extent to which the Company will be able to execute a new loan agreement; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and CCD imaging; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

     In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any significant interruption of the Company's manufacturing abilities in its domestic or Mexican facilities or in any of its suppliers located in the far east; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability and increasing ESOP charges in the event the market price of the Company's stock increases.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------

     1.  Financial Statements:
         Report of Independent Accountants....................................................    F-1
         Consolidated Balance Sheets at February 28, 2001 and February 29, 2000...............    F-2
         Consolidated Statements of Income for each of the three years
         in the period ended February 28, 2001................................................    F-3
         Consolidated Statements of Stockholders' Equity for each of the three years
         in the period ended February 28, 2001................................................    F-4
         Consolidated Statements of Cash Flows for each of the three years
         in the period ended February 28, 2001................................................    F-5
         Notes to Consolidated Financial Statements...........................................    F-6
     2.  Financial Statement Schedules:
         For each of the three years in the period ended February 28, 2001-- II
         -- Valuation and Qualifying Accounts
         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.  Exhibits included or incorporated herein: See Exhibit Index.

     (b) Reports on Form 8-K:

         None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Meade Instruments Corp.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Meade Instruments Corp. and its subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) on page 17, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
April 18, 2001

                             MEADE INSTRUMENTS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    FEBRUARY 28,       FEBRUARY 29,
                                                                                        2001               2000
                                                                                    ------------       ------------

Current assets:
  Cash .......................................................................      $  1,186,000       $  2,180,000
  Accounts receivable, less allowance for doubtful accounts of
     $2,175,000 in 2001 and $3,861,000 in 2000 ...............................        10,254,000          8,451,000
  Inventories ................................................................        41,651,000         34,311,000
  Deferred income taxes ......................................................         6,915,000          7,770,000
  Prepaid income taxes .......................................................         4,230,000                 --
  Prepaid expenses and other current assets ..................................           575,000            326,000
                                                                                    ------------       ------------
          Total current assets ...............................................        64,811,000         53,038,000
Other assets .................................................................         3,950,000          4,087,000
Property and equipment, net ..................................................         7,705,000          6,966,000
                                                                                    ------------       ------------
                                                                                    $ 76,466,000       $ 64,091,000
                                                                                    ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit ........................................................      $ 14,585,000       $  2,784,000
  Accounts payable ...........................................................         2,522,000          3,889,000
  Accrued liabilities ........................................................         4,051,000          6,479,000
  Income taxes payable .......................................................                --          2,550,000
  Current portion of long-term debt and capital lease obligations ............         4,786,000            783,000
                                                                                    ------------       ------------
          Total current liabilities ..........................................        25,944,000         16,485,000
                                                                                    ------------       ------------
Long-term bank debt ..........................................................                --          4,500,000
Long-term capital lease obligations, net of current portion ..................           171,000            441,000
                                                                                    ------------       ------------
Commitments and contingencies

Stockholders' equity:
  Common stock; $0.01 par value; 50,000,000 shares authorized; 16,472,000 and
    16,214,000 shares issued and outstanding at February 28, 2001 and February
    29, 2000, respectively ...................................................           165,000            162,000
  Additional paid-in capital .................................................        32,367,000         26,749,000
  Retained earnings ..........................................................        23,743,000         22,457,000
  Accumulated other comprehensive income .....................................          (359,000)          (333,000)
                                                                                    ------------       ------------
                                                                                      55,916,000         49,035,000
  Unearned ESOP shares .......................................................        (5,565,000)        (6,370,000)
                                                                                    ------------       ------------
          Total stockholders' equity .........................................        50,351,000         42,665,000
                                                                                    ------------       ------------
                                                                                    $ 76,466,000       $ 64,091,000
                                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED FEBRUARY 28 (29),
                                         -----------------------------------------------
                                             2001              2000             1999
                                         ------------      ------------      -----------

Net sales .........................      $123,000,000      $126,808,000      $76,321,000
Cost of sales .....................        82,809,000        75,780,000       44,255,000
                                         ------------      ------------      -----------
  Gross profit ....................        40,191,000        51,028,000       32,066,000
Selling expenses ..................        21,782,000        15,471,000       12,268,000
General and administrative expenses         8,439,000        10,355,000        7,325,000
ESOP contribution expense .........         2,997,000         1,861,000        1,200,000
Research and development expenses .         2,062,000         1,361,000          978,000
                                         ------------      ------------      -----------
  Operating income ................         4,911,000        21,980,000       10,295,000
Interest expense ..................         2,036,000           977,000          473,000
                                         ------------      ------------      -----------
  Income before income taxes ......         2,875,000        21,003,000        9,822,000
Provision for income taxes ........         1,589,000         9,048,000        4,223,000
                                         ------------      ------------      -----------
Net income ........................      $  1,286,000      $ 11,955,000      $ 5,599,000
                                         ============      ============      ===========
Net income per share -- basic .....      $       0.09      $       0.85      $      0.41
                                         ============      ============      ===========
Net income per share -- diluted ...      $       0.08      $       0.80      $      0.40
                                         ============      ============      ===========
Weighted average common shares
  outstanding -- basic ............        14,700,000        14,112,000       13,718,000
                                         ============      ============      ===========
Weighted average common shares
  outstanding -- diluted ..........        15,600,000        14,944,000       14,070,000
                                         ============      ============      ===========


          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ACCUMULATED
                                           COMMON STOCK        ADDITIONAL       OTHER
                                     ----------------------     PAID-IN     COMPREHENSIVE    RETAINED     UNEARNED
                                       SHARES       AMOUNT      CAPITAL      INCOME (LOSS)   EARNINGS    ESOP SHARES      TOTAL
                                     ----------    --------   -----------   --------------  -----------  -----------   ------------
Balance at February 28, 1998 ......  15,751,000    $158,000   $21,366,000             --    $ 4,903,000  $(8,005,000)  $ 18,422,000
Exercise of stock options .........      13,000          --        46,000             --             --           --         46,000
Release of ESOP shares ............          --          --       312,000             --             --      888,000      1,200,000
Net income available to
  common stockholders .............          --          --            --             --      5,599,000           --      5,599,000
                                     ----------    --------   -----------      ---------    -----------  -----------   ------------
Balance at February 28, 1999 ......  15,764,000     158,000    21,724,000             --     10,502,000   (7,117,000)    25,267,000
Exercise of stock options .........     248,000       2,000       932,000             --             --           --        934,000
Tax benefit of stock options
  exercised .......................          --          --       937,000             --             --           --        937,000
Release of ESOP shares ............          --          --     1,114,000             --             --      747,000      1,861,000
Shares issued in Bresser
  acquisition .....................     202,000       2,000     2,042,000             --             --           --      2,044,000
Comprehensive income:
    Currency translation adjustment          --          --            --      $(333,000)            --           --       (333,000)
    Net income available to
      common stockholders .........          --          --            --             --     11,955,000           --     11,955,000
                                                                                                                       ------------
Total comprehensive income ........          --          --            --             --             --           --     11,622,000
                                     ----------    --------   -----------      ---------    -----------  -----------   ------------
Balance at February 29, 2000 ......  16,214,000     162,000    26,749,000       (333,000)    22,457,000   (6,370,000)    42,665,000
Exercise of stock options .........     258,000       3,000     1,040,000             --             --           --      1,043,000
Tax benefit of stock options
  exercised .......................          --          --     2,386,000             --             --           --      2,386,000
Release of ESOP shares ............          --          --     2,192,000             --             --      805,000      2,997,000

Comprehensive income:
    Currency translation adjustment          --          --            --        (26,000)            --           --        (26,000)
    Net income available to
      common stockholders .........          --          --            --             --      1,286,000           --      1,286,000
                                                                                                                       ------------
Total comprehensive income ........          --          --            --             --             --           --      1,260,000
                                     ----------    --------   -----------      ---------    -----------  -----------   ------------
Balance at February 28, 2001 ......  16,472,000    $165,000   $32,367,000      $(359,000)   $23,743,000  $(5,565,000)  $ 50,351,000
                                     ==========    ========   ===========      =========    ===========  ===========   ============


          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED FEBRUARY 28 (29),
                                                               -------------------------------------------------
                                                                   2001               2000              1999
                                                               ------------       ------------       -----------

Cash flows from operating activities:
Net income ..............................................      $  1,286,000       $ 11,955,000       $ 5,599,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities: ...........                --                 --                --
  Depreciation and amortization .........................         1,946,000          1,296,000           755,000
  ESOP contribution .....................................         2,997,000          1,861,000         1,200,000
  Allowance for doubtful accounts .......................         1,815,000          1,567,000         1,758,000
  Changes in assets and liabilities, net of effects of
    acquisitions:
    Accounts receivable .................................        (3,646,000)         2,854,000        (6,598,000)
    Inventories .........................................        (7,551,000)       (10,318,000)       (2,281,000)
    Deferred income taxes ...............................           781,000         (3,357,000)       (2,504,000)
    Prepaid expenses and other current assets ...........        (5,151,000)            44,000           (17,000)
    Other assets ........................................            64,000             92,000            87,000
    Accounts payable ....................................        (1,338,000)           454,000           177,000
    Accrued liabilities .................................        (2,310,000)           737,000         2,694,000
    Income taxes payable ................................           386,000          1,324,000           385,000
                                                               ------------       ------------       -----------
      Net cash provided by (used in) operating activities       (10,721,000)         8,509,000         1,255,000
                                                               ------------       ------------       -----------
Cash flows from investing activities:
    Capital expenditures ................................        (2,428,000)        (1,911,000)       (2,921,000)
    Acquisition of Bresser Optik net of cash acquired ...                --         (4,968,000)               --
    Acquisition of certain assets of Astrocom ...........                --         (1,147,000)               --
    Proceeds from the sale and lease back of equipment ..                --                 --         1,323,000
                                                               ------------       ------------       -----------
      Net cash used in investing activities .............        (2,428,000)        (8,026,000)       (1,598,000)
                                                               ------------       ------------       -----------
Cash flows from financing activities:
    Payments on long-term debt ..........................          (500,000)          (183,000)               --
    Proceeds from long-term loan ........................                --          5,000,000                --
    Net payments (borrowings) under bank line of credit .        11,922,000         (4,926,000)               --
    Net proceeds from issuance of common stock ..........                --                 --            46,000
    Redemption of preferred stock .......................                --                 --                --
    Exercise of stock options ...........................         1,043,000            934,000                --
    Payments under capital lease obligations ............          (268,000)          (367,000)          (69,000)
                                                               ------------       ------------       -----------
      Net cash provided by (used in) financing activities        12,197,000            458,000           (23,000)
                                                               ------------       ------------       -----------
Effect of exchange rate changes on cash .................           (42,000)           (44,000)               --
                                                               ------------       ------------       -----------
Net increase (decrease) in cash .........................          (994,000)           897,000          (366,000)
Cash at beginning of year ...............................         2,180,000          1,283,000         1,649,000
                                                               ------------       ------------       -----------
Cash at end of year .....................................      $  1,186,000       $  2,180,000       $ 1,283,000
                                                               ============       ============       ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ...........................................      $  2,036,000       $    789,000       $   503,000
     Income taxes .......................................      $  5,050,000       $ 11,038,000       $ 6,342,000
Non-cash financing activities:
     Capital lease obligations ..........................      $     24,000       $    614,000       $   170,000
                                                               ------------       ------------       -----------


          See accompanying notes to consolidated financial statements.

                             MEADE INSTRUMENTS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND OPERATIONS

THE COMPANY

     Meade Instruments Corp. (the "Company"), a Delaware corporation, is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company has operations in the United States, Germany and Mexico.

OPERATIONS

     During fiscal 2001, the Company experienced lower than anticipated unit sales of less-expensive telescopes manufactured in Asia, lower telescope accessory sales, the negative effect of seasonal promotional markdowns and product promotions, and decreased sales from the Company's European subsidiary. This caused the Company to be in breach of the financial covenants of its loan agreement. See Note 4. The Company has received a Waiver Agreement (the "Waiver") from the bank covering the breach as of February 28, 2001. The Waiver modifies the covenants through August 31, 2001, at which time the Company would again be required to be in compliance with the original covenants. The Waiver also reduced the amount of borrowings under the revolving credit line to $22,500,000. The Company is currently negotiating to renew its loan agreement with the bank. The Company anticipates the new loan agreement to be in the form of a $42,000,000 revolving credit facility and a $3,000,000 term loan. Availability under the new loan agreement would be subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories and would be collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Management believes the Company will be able to enter into the new loan agreement in order to meet its working capital needs for the foreseeable future. However, there can be no assurance that the Company will be successful in entering into a new loan agreement with its current lender. Should the Company be unable to do so, it would be required to seek alternative sources of capital in order to repay its current borrowings with the bank. There can be no assurance that such alternative sources of capital will be available on reasonable terms, if at all. Failure to obtain such alternative sources of capital would have a material adverse effect on the Company's financial condition and its ability to achieve its business plan and objectives.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its 100%-owned subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.

   Revenue recognition

     Revenues are generally recorded when title transfers and the risks of ownership are passed to customers. Provisions for returns are provided for in the same period the related sales are recorded.

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

   Allowance for doubtful accounts

     The Company evaluates the collectibility of its accounts receivable at least quarterly, based upon various factors including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to affect the Company's future collections experience.

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

                             MEADE INSTRUMENTS CORP.

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

   Advertising

     The Company expenses the production costs of advertising as incurred. For the years ended February 28(29), 2001, 2000 and 1999, the Company incurred advertising expenses of approximately $10,800,000, $6,400,000 and $6,300,000, respectively.

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

     The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for the fiscal years ended February 28
(29), 2001, 2000 and 1999.

                                                YEAR ENDED FEBRUARY 28 (29),
                                        ---------------------------------------------
                                           2001             2000             1999
                                        -----------      -----------      -----------
Net income .......................      $ 1,286,000      $11,955,000      $ 5,599,000
                                        ===========      ===========      ===========
Shares outstanding-basic .........       14,700,000       14,112,000       13,718,000
Effect of dilutive securities:
  Stock options ..................          900,000          832,000          352,000
                                        -----------      -----------      -----------
Shares outstanding-diluted .......       15,600,000       14,944,000       14,070,000
                                        ===========      ===========      ===========
Net income - basic ...............      $      0.09      $      0.85      $      0.41
                                        ===========      ===========      ===========
Net income - diluted .............      $      0.08      $      0.80      $      0.40
                                        ===========      ===========      ===========

     On May 5, 2000, the Company declared a two-for-one stock split of the Company's common stock, to be effected in the form of a stock dividend. The dividend was paid on June 19, 2000 to stockholders of record on May 22, 2000. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split.

                             MEADE INSTRUMENTS CORP.

   Comprehensive income

     Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In the accompanying financial statements, the only component of comprehensive income other than net income is currency translation adjustments.

   Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. One of the Company's significant customers filed for voluntary reorganization during fiscal year 1999. Another of the Company's significant customers and several smaller customers filed for bankruptcy during fiscal 2001. Based upon the Company's assessment of the recoverability of the receivables from these customers and in the opinion of management, the Company has established adequate provisions related to these receivables.

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

   Accounting pronouncements

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2001 and its adoption has not had a material effect on the Company's results of operations or financial position.

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

   Reclassifications

     Certain reclassifications have been made to conform prior year information to the fiscal 2001 presentation.

                             MEADE INSTRUMENTS CORP.

3.   ACQUISITIONS

     On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively "Bresser"), for $5,000,000 in cash and
201,830 shares of the Company's common stock valued at $2,044,000. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. To fund the cash portion of the purchase price the Company borrowed $5,000,000 under the Term Loan on August 31, 1999. The acquisition of Bresser was accounted for using the purchase method of accounting. The purchase price allocation was based upon appraisals, evaluations and other studies of fair value of the assets acquired. The excess of the purchase price over the fair value of net assets acquired is included in other assets at February 29, 2000 and is being amortized on a straight-line basis over the period to be benefited which is estimated to be fifteen years.

     The following table presents unaudited consolidated pro forma financial information for the two years ended February 29, 2000, as though the acquisition occurred on March 1, 1998.

                                              YEAR ENDED
                                           FEBRUARY 28 (29),
                                    ------------------------------
                                        2000              1999
                                    ------------      ------------
                                              (UNAUDITED)
            Net sales ........      $133,023,000      $101,507,000
            Operating income .      $ 22,095,000      $ 11,802,000
            Net income .......      $ 11,768,000      $  5,660,000
            Earnings per share
              Basic ..........      $       0.83      $       0.41
              Diluted ........      $       0.79      $       0.40

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

     A summary of the purchase price allocation of the acquisition is as follows:

          Current assets (excluding cash of $32,000)      $ 12,251,000
          Property, plant and equipment ............         1,782,000
          Trademark ................................         1,398,000
          Goodwill .................................         2,325,000
          Current liabilities ......................       (10,744,000)
                                                          ------------
                    Total purchase price ...........      $  7,012,000
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

4.   BANK DEBT

     On August 31, 1999 the Company entered into a loan agreement (the "Loan Agreement") with a bank, replacing its then existing credit facilities. The Loan Agreement provided the Company with an aggregate $40,000,000 credit facility consisting of a five year $35,000,000 revolving credit facility (the "Revolving Loan") and a five year $5,000,000 term loan (the "Term Loan"). In connection with the acquisition of Bresser Optik (see Note 3), the Company borrowed $5,000,000 under the Term Loan on August 31, 1999. The Term Loan was subject to quarterly principal amortization payments of $250,000 beginning September 30, 2000. The Term Loan was also subject to

                             MEADE INSTRUMENTS CORP.

mandatory prepayments upon the happening of certain events. Amounts outstanding under the Revolving Loan and Term Loan bore interest, at the Company's option, at a base rate (9.0% at February 28, 2001 or eurodollar rate plus an applicable margin. The Loan Agreement contained certain financial covenants and customary affirmative and negative covenants and events of default. As of February 28, 2001, the Company was in breach of the financial covenants set forth in the Loan Agreement. The Company has received the Waiver from the bank covering the breach as of February 28, 2001. The Waiver modifies the covenants through August 31, 2001 at which time the Company would again be required to be in compliance with the original covenants. The Waiver also reduced the amount of borrowings under the revolving credit line to $22,500,000. (See Note 1.)

At February 28, 2001 the Company guaranteed up to approximately $3,500,000 of indebtedness of its German operating subsidiary. Short-term bank borrowings at the German subsidiary, totaling $1,745,000 at February 28, 2001, bear interest at the banks' base rates (ranging from 5.7% to 8.7% at February 28, 2001).

5.   COMMITMENTS AND CONTINGENCIES

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

     Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 2001 that have remaining terms in excess of one year are as follows:

FISCAL YEAR                                       CAPITAL        OPERATING
-----------                                      ----------      ----------

          2002 ............................      $  288,000      $2,190,000
          2003 ............................         185,000       2,014,000
          2004 ............................          29,000       1,174,000
          2005 ............................              --       1,070,000
          2006 ............................              --       1,070,000
          Thereafter ......................              --       1,848,000
                                                 ----------      ----------
          Net minimum lease payments ......         502,000      $9,366,000
          Less amount representing interest          45,000      ==========
                                                 ----------
          Capital lease obligations .......      $  457,000
                                                 ==========

     For the fiscal years ended February 28 (29), 2001, 2000 and 1999, the Company incurred rent expense of $2,294,000, $1,521,000 and $1,207,000, respectively.

     On June 3, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted the Company's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing of the appeal. On March 12, 2001, the appellate court denied the opposing party's petition for a rehearing of the appeal. In the event of any further proceedings on the merits, the

                             MEADE INSTRUMENTS CORP.

Company intends to vigorously defend the judgment. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment and actions of the appellate court, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

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

     In April 1996 the ESOP purchased 3,000,000 shares of common stock held by the existing stockholders for $11,000,000. The ESOP financed the purchase of the common stock (the "financed shares") with the proceeds of an $11,000,000 term loan (the "acquisition loan") from the Company. The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the "ESOP trust"). The ESOP pledged the financed shares to the Company as security for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty year term and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     For the years ended February 28 (29), 2001, 2000 and 1999, the Company recognized ESOP contribution expense of $2,997,000, $1,861,000 and $1,200,000, respectively.

     As of February 28, 2001 approximately 1,206,000 shares in the ESOP trust have been allocated to individual participants. Allocation to individual participant accounts are made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 220,000 shares committed to be released as of February 28, 2001. Shares in suspense at February 28, 2001 are 1,794,000.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 2001 was $6.25 per share, the market price as determined by the Nasdaq National Market. At February 28, 2001 there was no repurchase obligation.

                             MEADE INSTRUMENTS CORP.

7.   INCOME TAXES

     Pretax income from continuing operations for each of the three years ended February 28 (29), 2001, 2000 and 1999 consists of the following:

     Significant components of the provision for income taxes are as follows:

                          YEAR ENDED FEBRUARY 28 (29),
               -------------------------------------------------
                   2001               2000              1999
               ------------       ------------       -----------

Domestic.....  $  2,847,000       $ 19,474,000       $ 9,822,000
Foreign .....        28,000          1,529,000                --
               ------------       ------------       -----------
               $  2,875,000       $ 21,003,000       $ 9,822,000
               ============       ============       ===========

                          YEAR ENDED FEBRUARY 28 (29),
               -------------------------------------------------
                   2001               2000              1999
               ------------       ------------       -----------

Current:
  Federal....  $    766,000       $  9,753,000       $ 5,250,000
  State .....       266,000          1,976,000         1,477,000
  Foreign....            --            676,000                --
               ------------       ------------       -----------
                  1,032,000         12,405,000         6,727,000
               ------------       ------------       -----------
Deferred:
  Federal....       508,000         (2,886,000)       (1,982,000)
  State .....        49,000           (575,000)         (522,000)
  Foreign....            --            104,000                --
               ------------       ------------       -----------
                    557,000         (3,357,000)       (2,504,000)
               ------------       ------------       -----------
               $  1,589,000       $  9,048,000       $ 4,223,000
               ============       ============       ===========

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

                                                                       YEAR ENDED
                                                                    FEBRUARY 28 (29),
                                                           ---------------------------------
                                                            2001          2000         1999
                                                           ------        ------       ------

Federal income tax rate .............................        34.0%         35.0%        34.0%
State income taxes, net of federal income tax benefit        12.3           5.7          6.1
Non-deductible ESOP charge ..........................        26.3           1.7          5.0
Favorable resolution of tax issues ..................       (15.7)           --           --
Other ...............................................        (1.6)          0.7         (2.1)
                                                           ------        ------       ------
                                                             55.3%         43.1%        43.0%
                                                           ======        ======       ======

     The significant components of the net deferred tax asset were as follows:

                                      FEBRUARY 28,    FEBRUARY 29,
                                          2001            2000
                                      ------------    ------------

Sales returns ...................      $2,754,000      $2,640,000
Inventory and accounts receivable       2,618,000       2,368,000
Accrued liabilities .............       1,202,000       2,412,000
Other ...........................         341,000         350,000
                                       ----------      ----------
                                       $6,915,000      $7,770,000
                                       ==========      ==========

8.   BUSINESS SEGMENTS, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

     The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company is organized and operates as one segment in two principal geographic locations - North America and Europe. The following tables present

                             MEADE INSTRUMENTS CORP.

information about product sales and geographic data for the fiscal years ended February 28 (29), 2001, 2000 and 1999.

                                                     YEAR ENDED FEBRUARY 28 (29),
                                          -----------------------------------------------
                                              2001              2000             1999
                                          ------------      ------------      -----------
Product sales:
Telescope and telescope accessories.....  $113,610,000      $117,393,000      $74,031,000
Binoculars .............................     7,732,000         8,135,000        2,290,000
Other ..................................     1,658,000         1,280,000               --
                                          ------------      ------------      -----------
                                          $123,000,000      $126,808,000      $76,321,000
                                          ============      ============      ===========

                                                     YEAR ENDED FEBRUARY 28 (29),
                                          -----------------------------------------------
                                              2001              2000             1999
                                          ------------      ------------      -----------
Geographic data - product sales:
North America ..........................  $ 97,300,000      $ 98,309,000      $64,721,000
Germany ................................    13,751,000        15,734,000        2,115,000
Other foreign ..........................    11,949,000        12,765,000        9,485,000
                                          ------------      ------------      -----------
                                          $123,000,000      $126,808,000      $76,321,000
                                          ============      ============      ===========

                                                     YEAR ENDED FEBRUARY 28 (29),
                                          -----------------------------------------------
                                              2001              2000             1999
                                          ------------      ------------      -----------
Geographic data - long-lived assets:
North America ..........................  $  6,666,000      $  5,461,000      $ 3,828,000
Germany ................................     4,989,000         5,093,000               --
                                          ------------      ------------      -----------
                                          $ 11,655,000      $ 10,554,000      $ 3,828,000
                                          ============      ============      ===========

     The Company generated 13% of its revenue from one customer during the year ended February 28, 2001. No single customer accounted for 10% or more of the Company's revenue for the year ended February 29, 2000. The Company generated 14% of its revenue from one customer during the year ended February 28, 1999.

9.   STOCK INCENTIVE PLAN

     In February 1997, the Company's Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights ("SARs"), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company has received director and stockholder approval to grant options and other awards with respect to 4,000,000 shares of common stock under the Plan. Awards under the Plan generally vest after six months and become exercisable over a four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company's non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company's Annual Meeting each year. The directors' options vest in equal annual amounts over three years. Option activity during fiscal years 2001 and 2000 was as follows:

                                                                WEIGHTED
                                                OPTION          AVERAGE
                                                SHARES       EXERCISE PRICE
                                               ---------     --------------
Options outstanding at February 28, 1999       1,798,000          4.18
Granted ................................         940,000          5.57
Exercised ..............................        (248,000)         3.77
Forfeited ..............................         (64,000)         5.09
                                               ---------
Options outstanding at February 29, 2000       2,426,000          4.92
Granted ................................       1,266,000          8.78
Exercised ..............................        (258,000)         4.20
Forfeited ..............................         (11,000)         6.94
                                               ---------
Options outstanding at February 28, 2001       3,423,000          6.41
                                               =========

                             MEADE INSTRUMENTS CORP.

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------------------------------------------------    --------------------------
                              WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
                                  REMAINING         AVERAGE                        AVERAGE
EXERCISE PRICES     SHARES    CONTRACTUAL LIFE   EXERCISE PRICE      SHARES     EXERCISE PRICE
---------------   ---------   ----------------   --------------     ---------   --------------
 $ 3.50 - $ 3.81    362,000       6.2 years          $ 3.56           347,000       $3.56
 $ 4.44 - $ 5.59  2,273,000       8.2 years            4.92         1,009,000        4.82
 $ 6.47 - $10.31     44,000       8.5 years            8.77            17,000        8.45
 $11.06 - $12.13    670,000       9.0 years           11.20            28,000       12.05
 $17.13 - $27.75     74,000       9.3 years           21.29
                  ---------                                         ---------
                  3,423,000                                         1,401,000
                  =========                                         =========

     The exercise price of options granted to employees was equal to the market price at the grant date. Options granted to employees generally become exercisable 25% after one year and ratably over the following 36 months or as otherwise determined by the Board of Directors. At February 28, 2001, outstanding options for common stock held by Company employees totaled 3,423,000 of which 2,806,000 were vested. The option prices range from $3.50 to $27.75 per share and are exercisable over periods ending no later than 2011.

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

                                                                   YEAR ENDED FEBRUARY 28 (29),
                                                        ---------------------------------------------------
                                                           2001                2000               1999
                                                        -----------       --------------      -------------

Pro forma:
Net income (loss) available to common stockholders...   $  (690,000)      $   11,362,000      $   5,311,000
Earnings (loss) per share-basic......................         (0.05)                0.81               0.39
Earnings (loss) per share-diluted....................         (0.05)                0.73               0.39

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

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                     YEAR ENDED FEBRUARY 28 (29)
                                                    -----------------------------
                                                    2001        2000        1999
                                                    -----       -----       -----

Weighted average expected life (years)...........     4.0         4.0         4.0
Volatility.......................................    83.5%       38.6%       30.2%
Risk-free interest rate..........................    5.01%       6.64%       5.25%
Expected dividends                                   None        None        None
Weighted average fair value of options granted...   $5.64       $2.28       $1.34

10.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

     The composition of inventories is as follows:

                     FEBRUARY 28,     FEBRUARY 29,
                         2001             2000
                     ------------     ------------

Raw materials......  $ 9,915,000      $ 7,335,000
Work in process....    7,919,000        6,600,000
Finished goods.....   23,817,000       20,376,000
                     -----------      -----------
                     $41,651,000      $34,311,000
                     ===========      ===========

                             MEADE INSTRUMENTS CORP.

     The composition of other assets is as follows:

                              FEBRUARY 28,      FEBRUARY 29,
                                  2001              2000
                              ------------      ------------

Goodwill....................  $ 2,325,000       $ 2,325,000
Trademarks..................    1,398,000         1,398,000
Other long-term assets......      742,000           504,000
                              -----------       -----------
                                4,465,000         4,227,000
Accumulated amortization....     (515,000)         (140,000)
                              -----------       -----------
                              $ 3,950,000       $ 4,087,000
                              ===========       ===========

     The composition of property and equipment is as follows:

                                                    FEBRUARY 28,       FEBRUARY 29,
                                                        2001               2000
                                                    ------------       ------------

Land.............................................   $    164,000       $    168,000
Buildings........................................      1,679,000          1,728,000
Molds and dies...................................      5,041,000          3,354,000
Machinery and equipment..........................      3,224,000          2,776,000
Furniture and fixtures...........................      1,810,000          1,636,000
Autos and trucks.................................        176,000            153,000
Leasehold improvements...........................      1,077,000          1,066,000
                                                    ------------       ------------
                                                      13,171,000         10,881,000
Less accumulated depreciation and amortization...     (5,466,000)        (3,915,000)
                                                    ------------       ------------
                                                    $  7,705,000       $  6,966,000
                                                    ============       ============

     The gross value of assets under capital leases included above are $1,724,000 and $1,700,000 at February 28, 2001, and February 29, 2000,
respectively. For the fiscal years ended February 28(29), 2001, 2000 and 1999, the Company incurred depreciation expense of $1,551,000, $1,156,000 and $755,000, respectively.

     The composition of accrued liabilities is as follows:

                                                                FEBRUARY 28,    FEBRUARY 29,
                                                                    2001            2000
                                                                ------------    ------------

Salaries, wages, bonuses and other associated payroll costs.     $1,110,000      $3,039,000
Advertising, cooperative advertising, shows
  and convention expenses...................................      1,609,000       1,131,000
Professional fees...........................................        225,000         999,000
Other.......................................................      1,107,000       1,310,000
                                                                 ----------      ----------
                                                                 $4,051,000      $6,479,000
                                                                 ==========      ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2001
                                                MEADE INSTRUMENTS CORP.

                                                By: /s/ JOHN C. DIEBEL
                                                    ----------------------------
                                                    John C. Diebel
                                                    Chairman of the Board
                                                    and Chief Executive Officer

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

                  SIGNATURE                                         TITLE                              DATE
                  ---------                                         -----                              ----

          /s/ JOHN C. DIEBEL                      Chairman of the Board and Chief Executive        May 30, 2001
-------------------------------------------         Officer (Principal Executive Officer)
              John C. Diebel


         /s/ STEVEN G. MURDOCK                   Director, President, Chief Operating Officer      May 30, 2001
-------------------------------------------                     and Secretary
             Steven G. Murdock


       /s/ BRENT W. CHRISTENSEN                         Vice President -- Finance and              May 30, 2001
-------------------------------------------                Chief Financial Officer
           Brent W. Christensen                  (Principal Financial and Accounting Officer)


       /s/ JOSEPH A. GORDON, JR.                 Director and Senior Vice President -- North       May 30, 2001
-------------------------------------------                     American Sales
           Joseph A. Gordon, Jr.


         /s/ TIMOTHY C. MCQUAY                                     Director                        May 30, 2001
-------------------------------------------
             Timothy C. McQuay

                     II - VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT
                                 BEGINNING OF    CHARGED TO COSTS   CHARGED TO OTHER                  BALANCE AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS     PERIOD         AND EXPENSES         ACCOUNTS       DEDUCTIONS(1)    OF PERIOD
-------------------------------  ------------    ----------------   ----------------   -------------  --------------
Year ended February 28, 1999      $  485,000        $1,810,000                          $   52,000      $2,243,000
Year ended February 29, 2000      $2,243,000        $1,598,000         $82,000          $   62,000      $3,861,000
Year ended February 28, 2001      $3,861,000        $1,867,000                          $3,553,000      $2,175,000

                                   BALANCE AT
                                  BEGINNING OF   CHARGED TO COSTS   CHARGED TO OTHER                  BALANCE AT END
ALLOWANCE FOR EXCESS INVENTORIES     PERIOD        AND EXPENSES         ACCOUNTS        DEDUCTIONS       OF PERIOD
--------------------------------  ------------   ----------------   ----------------    ----------    --------------
Year ended February 28, 1999      $1,890,000                                            $  165,000      $1,725,000
Year ended February 29, 2000      $1,725,000        $  859,000                                          $2,584,000
Year ended February 28, 2001      $2,584,000        $6,522,000                                          $9,106,000

----------
(1)  Write-off of delinquent accounts

                                  EXHIBIT INDEX

     EXHIBIT                                                                                            INCORPORATION
      NUMBER                                           DESCRIPTION                                        REFERENCE
      ------                                           -----------                                     ------------

    2.1+          Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser
                  Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, Rudolph Bresser, the
                  Company and Meade Instruments Europe Corp., a California corporation (excluding
                  Exhibits and Schedules thereto)                                                          (h)

    3.1+          Certificate of Incorporation of the Company, as amended                                  (c)

    3.2+          Amended and Restated Bylaws of the Company                                               (i)

    3.3           Amendment to Amended and Restated Bylaws of the Company                                  (j)

    4.1+          Specimen stock certificate                                                               (d)

   10.7+          Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996,
                  between The Irvine Company and the Company                                               (a)

   10.13+         Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), as amended and
                  restated effective as of January 1, 1999                                                 (f)

   10.14+         Employee Stock Ownership Trust Agreement, as Amended and Restated as of April 9,
                  1997, between the Company and Wells Fargo Bank, N.A                                      (e)

   10.15+         Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996,
                  between the ESOP and the Company, as amended                                             (a)

   10.20+         Form of Trademark Distribution Agreement for EEC Countries                               (a)

   10.21+         Form of Trademark Distribution Agreement for Non-EEC Countries                           (a)

   10.24+         Celtic Master Lease, dated as of February 23, 1995, by and between the Company and
                  Celtic Leasing Corp                                                                      (b)

   10.29+         Meade Instruments Corp. 1997 Stock Incentive Plan, as amended                            (g)

   10.30+         Form of Agreement of Merger, by and between the Company and the predecessor of the
                  Company                                                                                  (b)

   10.31+         Preferred Stock Redemption Agreement, dated as of January 31, 1997, by and between
                  the Company and Churchill                                                                (b)

   10.33+         Agreement, dated as of May 5, 1998, by and between the Company and Weidy Optical
                  Co., Ltd                                                                                 (e)

   10.35+         Form Indemnification Agreement, by and between the Company and each member of the
                  Board of Directors and certain executive officers                                        (e)

   10.41+         Loan Agreement, dated as of August 31, 1999, by and among the Company, the lenders named therein and Bank of America, N.A., as Administrative Agent for itself and
                  for the other lenders (excluding Exhibits and Schedules thereto)                         (h)

   10.42+         Form Employment Agreement, by and between the Company and current executive
                  officers of the Company                                                                  (j)

   10.43+         Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio
                  Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade              (j)
                  Instruments Holding Corp

   10.44          Amendment No. 1 to Amended and Restated Employee Stock Ownership Plan

   23.1           Consent of PricewaterhouseCoopers LLP

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

(j) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 30, 2000.