Form 10-Q
period 2001-05-31
MEADE INSTRUMENTS CORP
filed 2001-07-16
CIK 1032067

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

                       For the Quarter Ended May 31, 2001
                                       OR

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

                                 (949) 451-1450
              (Registrant's telephone number, including area code)

                                ----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    Number of shares of common stock outstanding as of May 31, 2001 is 16,472,000 shares, giving effect to the two-for-one stock split declared by the Company on May 5, 2000 and paid on June 19, 2000 to all stockholders of record as of May 22, 2000.

================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Consolidated Balance Sheets (Unaudited)-- May 31, 2001 and
   February 28, 2001..................................................      3
Consolidated Statements of Income (Unaudited)-- Three Months Ended
   May 31, 2001 and 2000..............................................      4
Consolidated Statements of Cash Flows (Unaudited)-- Three Months Ended
   May 31, 2001 and 2000..............................................      5
Notes to Consolidated Financial Statements (Unaudited)................      6
Management's Discussion and Analysis of Financial Condition and
   Results of Operations..............................................      7

                          PART II -- OTHER INFORMATION

Other Information.....................................................     11
SIGNATURES............................................................     12
EXHIBIT INDEX.........................................................     13


ITEM 1. FINANCIAL STATEMENTS.

                                            MEADE INSTRUMENTS CORP.

                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                    ASSETS

                                                                                          MAY 31,       FEBRUARY 28,
                                                                                           2001             2001
                                                                                     ---------------   --------------
Current assets:
  Cash...........................................................................    $    1,992,000    $   1,186,000
  Accounts receivable, less allowance for doubtful accounts of $2,490,000 at
     May 31, 2001 and $2,175,000 at February 28, 2001............................        11,091,000       10,254,000
  Inventories....................................................................        35,430,000       41,651,000
  Deferred income taxes..........................................................         6,915,000        6,915,000
  Prepaid expenses and other current assets......................................         5,547,000        4,805,000
                                                                                     ---------------   --------------
          Total current assets...................................................        60,975,000       64,811,000
Other assets.....................................................................         3,559,000        3,950,000
Property and equipment, net of accumulated depreciation of $5,835,000 at
  May 31, 2001 and $5,466,000 at February 28, 2001...............................         8,920,000        7,705,000
                                                                                     ---------------   --------------
                                                                                     $   73,454,000    $  76,466,000
                                                                                     ===============   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit............................................................    $   13,159,000    $  14,585,000
  Accounts payable...............................................................         2,755,000        2,522,000
  Accrued liabilities............................................................         3,330,000        4,051,000
  Current portion, long-term debt and capital lease obligations..................         4,478,000        4,786,000
                                                                                     ---------------   --------------
          Total current liabilities..............................................        23,722,000       25,944,000
                                                                                     ---------------   --------------
Long-term capital lease obligations, net of current portion......................           152,000          171,000
                                                                                     ---------------   --------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares authorized;
    16,472,000 shares issued and outstanding at May 31, 2001 and at
    February 28, 2001............................................................           165,000          165,000
  Additional paid-in capital.....................................................        32,367,000       32,367,000
  Retained earnings..............................................................        22,945,000       23,743,000
  Accumulated other comprehensive income.........................................          (552,000)        (359,000)
                                                                                     ---------------   --------------
                                                                                         54,925,000       55,916,000
  Unearned ESOP shares...........................................................        (5,345,000)      (5,565,000)
                                                                                     ---------------   --------------
          Total stockholders' equity.............................................        49,580,000       50,351,000
                                                                                     ---------------   --------------
                                                                                     $   73,454,000    $  76,466,000
                                                                                     ===============   ==============

                         See accompanying notes to consolidated financial statements.

                                                      3


                                       MEADE INSTRUMENTS CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MAY 31,
                                                                     -----------------------------------
                                                                          2001                2000
                                                                     ---------------     ---------------
Net sales........................................................    $   16,144,000      $   22,790,000
Cost of sales....................................................        11,492,000          13,505,000
                                                                     ---------------     ---------------
  Gross profit...................................................         4,652,000           9,285,000
Selling expenses.................................................         2,238,000           3,352,000
General and administrative expenses..............................         2,449,000           2,117,000
ESOP contribution expense........................................           308,000             649,000
Research and development expenses................................           597,000             458,000
                                                                     ---------------     ---------------
  Operating income (loss)........................................          (940,000)          2,709,000
Interest expense.................................................           339,000             234,000
                                                                     ---------------     ---------------
Income (loss) before income taxes................................        (1,279,000)          2,475,000
Provision (benefit) for income taxes.............................          (481,000)          1,106,000
                                                                     ---------------     ---------------
Net income (loss)................................................    $     (798,000)     $    1,369,000
                                                                     ===============     ===============
Basic earnings (loss) per share..................................    $        (0.05)     $         0.09
                                                                     ===============     ===============
Diluted earnings (loss) per share................................    $        (0.05)     $         0.09
                                                                     ===============     ===============
Weighted average number of shares outstanding-- basic............        14,995,000          14,563,000
                                                                     ===============     ===============
Weighted average number of shares outstanding-- diluted..........        14,995,000          15,896,000
                                                                     ===============     ===============

                    See accompanying notes to consolidated financial statements.

                                                 4


                                            MEADE INSTRUMENTS CORP.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                                MAY 31,
                                                                                   ---------------------------------
                                                                                        2001               2000
                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income (loss).........................................................       $    (798,000)     $   1,369,000
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................................             562,000            447,000
     ESOP contribution......................................................             308,000            649,000
     Allowance for doubtful accounts........................................             317,000            (39,000)
     Changes in assets and liabilities:
       Increase in accounts receivable......................................          (1,235,000)        (4,550,000)
       Decrease (increase) in inventories...................................           5,695,000         (4,023,000)
       Decrease (increase) in prepaid expenses and other assets.............             (69,000)           177,000
       Increase in accounts payable.........................................             250,000            642,000
       Decrease in accrued liabilities......................................            (871,000)        (1,848,000)
       Decrease in income taxes payable.....................................            (295,000)        (2,821,000)
                                                                                   --------------     --------------
          Net cash provided by (used in) operating activities...............           3,864,000         (9,997,000)
                                                                                   --------------     --------------
Cash flows from investing activities:
  Capital expenditures......................................................          (1,510,000)          (888,000)
                                                                                   --------------     --------------
          Net cash used in investing activities.............................          (1,510,000)          (888,000)
                                                                                   --------------     --------------
Cash flows from financing activities:
  Net borrowings (payments) under bank line of credit.......................          (1,340,000)         8,970,000
  Payments on bank note.....................................................            (250,000)
  Payments under capital lease obligations..................................             (76,000)           (68,000)
  Exercise of stock options.................................................                                735,000
                                                                                   --------------     --------------
          Net cash provided by (used in) financing activities...............          (1,666,000)         9,637,000
                                                                                   --------------     --------------
Effect of exchange rate changes on cash.....................................             118,000             (3,000)
                                                                                   --------------     --------------
Net increase (decrease) in cash.............................................             806,000         (1,251,000)
Cash at beginning of period.................................................           1,186,000          2,180,000
                                                                                   --------------     --------------
Cash at end of period.......................................................       $   1,992,000      $     929,000
                                                                                   ==============     ==============

                         See accompanying notes to consolidated financial statements.

                                                      5

A. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY AND ARE UNAUDITED.

    In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

    The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended May 31, 2001 and 2000, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. OPERATIONS

    During fiscal 2001, the Company experienced lower than anticipated unit sales of less-expensive telescopes manufactured in Asia, lower telescope accessory sales, the negative effect of seasonal promotional markdowns and product promotions, and decreased sales from the Company's European subsidiary. This caused the Company to be in breach of the financial covenants of its loan agreement with its bank. The Company received a Waiver Agreement (the "Waiver") from the bank covering the breach as of February 28, 2001. The Waiver modified the covenants through August 31, 2001, at which time the Company is again required to be in compliance with the original covenants. As of May 31, 2001, the Company is in compliance with the modified covenants. The Waiver also reduced the amount of borrowings available under the revolving credit line to $22,500,000. The Company is currently negotiating to renew its loan agreement with the bank. The Company anticipates the new loan agreement to be in the form of a $32,000,000 revolving credit facility and a $3,000,000 term loan. Availability under the new loan agreement would be subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories and would be collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Management believes the Company will be able to enter into the new loan agreement in order to meet its working capital needs for the foreseeable future. However, there can be no assurance that the Company will be successful in entering into a new loan agreement with its current lender. Should the Company be unable to do so, it would be required to seek alternative sources of capital in order to repay its current borrowings with the bank. There can be no assurance that such alternative sources of capital will be available on reasonable terms, if at all. Failure to obtain such alternative sources of capital would have a material adverse effect on the Company's financial condition and its ability to achieve its business plan and objectives.

C. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

    The composition of inventories is as follows:

                                                    MAY 31,       FEBRUARY 28,
                                                     2001             2001
                                                ---------------  ---------------
Raw materials...............................    $    8,796,000   $    9,915,000
Work-in-process.............................         7,365,000        7,919,000
Finished goods..............................        19,269,000       23,817,000
                                                ---------------  ---------------
                                                $   35,430,000   $   41,651,000
                                                ===============  ===============

    Included in prepaid expenses and other current assets at May 31, 2001 is $4,673,000 of net prepaid income taxes.

D. COMMITMENTS AND CONTINGENCIES

    On June 3, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted the Company's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing of the appeal. On March 12, 2001, the appellate court denied the opposing party's petition for a rehearing of the appeal. On or about July 10, 2001, Reddwarf filed a petition for a writ of certiorari, seeking review by the United States Supreme Court. The Supreme Court has not yet ruled on whether to grant certiorari. In the event of any further proceedings on the merits, the Company intends to vigorously defend the judgment. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment and actions of the appellate court, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

    The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

E. NET INCOME PER SHARE

    Basic earnings per share amounts exclude the dilutive effect of potential common shares. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share are based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock incentive plan that are included under the treasury stock method.

    The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for the quarters ended May 31, 2001 and 2000, respectively.

                                                  MAY 31, 2001    MAY 31, 2000
                                                 --------------- ---------------
    Net income (loss).........................   $     (798,000) $    1,369,000
                                                 =============== ===============
    Shares outstanding-basic..................       14,995,000      14,563,000
    Effect of dilutive securities:
      Stock options...........................                -       1,333,000
                                                 --------------- ---------------
    Shares outstanding-diluted................       14,995,000      15,896,000
                                                 =============== ===============
    Net income (loss) - basic.................   $        (0.05) $         0.09
                                                 =============== ===============
    Net income (loss) - diluted...............   $        (0.05) $         0.09
                                                 =============== ===============

F. COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was ($991,000) and $1,365,000 for the quarters ended May 31, 2001 and 2000, respectively. The difference from net income (loss) as reported is the change in the cumulative currency translation adjustment.

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

    THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

    Net sales for the first quarter of fiscal 2002 were $16.1 million compared to $22.8 million for the first quarter of fiscal 2001, a decrease of 29.2%. While sales were lower across most of the Company's major product lines, this decrease was principally due to lower sales of less-expensive imported telescopes.

    Gross profit decreased from $9.3 million (40.7% of net sales) for the first quarter of fiscal 2001 to $4.7 million (28.8% of net sales) for the first quarter of fiscal 2002, a decrease of 49.9%. The decrease in gross profit as a percent of net sales was principally due to competitive pricing pressure both in the U.S and Europe as well as lower sales volume over fixed costs of sales.

    Selling expenses decreased from $3.4 million (14.7% of net sales) for the first quarter of fiscal 2001 to $2.2 million (13.9% of net sales) for the first quarter of fiscal 2002, a decrease of 33.2%. This decrease was primarily due to decreases in advertising and marketing expenses. The Company expects advertising and marketing expenses to continue to decrease for the current fiscal year from the prior year levels as the Company has reduced national general consumer advertising and concentrated its efforts on point-of-sale promotions supported by co-operative advertising with its major customers.

    General and administrative expenses increased from $2.1 million (9.3% of net sales) for the first quarter of fiscal 2001 to $2.4 million (15.2% of net sales) for the first quarter of fiscal 2002, an increase of 15.7%. This increase was principally due to unrealized currency exchange losses on transactions with the Company's German subsidiary.

    ESOP contribution expense decreased from $649,000 (2.8% of net sales) for the first quarter of fiscal 2001 to $308,000 (1.9% of net sales) for the first quarter of fiscal 2002, a decrease of 52.5%. The decrease in this non-cash charge was due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

    Research and development expenses increased from $458,000 (2.0% of net sales) for the first quarter of fiscal 2001 to $597,000 (3.7% of net sales) for the first quarter of fiscal 2002, an increase of 30.3%. The Company expects research and development expenses to continue to increase as the Company continues to introduce new consumer related products and leverage its core competencies into the development of industrial products for application in the areas of free-space optics and digital imaging.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended May 31, 2001 the Company funded its operations with internally generated cash flow. Internally generated cash flow from the net loss adjusted for non-cash charges increased due to the significant decrease in inventories that was slightly offset by increased accounts receivable. The decrease in inventories (down $5.7 million from February 28, 2001 levels) was consistent with the Company's plans to reduce increased inventory levels after lower-than-expected results in the third and fourth quarters of fiscal year 2001. Net working capital totaled approximately $37.3 million at May 31, 2001, compared to $38.9 million at February 28, 2001. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

    During fiscal 2001, the Company experienced lower than anticipated unit sales of less-expensive telescopes manufactured in Asia, lower telescope accessory sales, the negative effect of seasonal promotional markdowns and product promotions, and decreased sales from the Company's European subsidiary. This caused the Company to be in breach of the financial covenants of its loan agreement with its bank. The Company received a Waiver Agreement (the "Waiver") from the bank covering the breach as of February 28, 2001. The Waiver modified the covenants through August 31, 2001, at which time the Company is again required to be in compliance with the original covenants. As of May 31, 2001, the Company is in compliance with the modified covenants. The Waiver also reduced the amount of borrowings available under the revolving credit line to $22,500,000. The Company is currently negotiating to renew its loan agreement with the bank. The Company anticipates the new loan agreement to be in the form of a $32,000,000 revolving credit facility and a $3,000,000 term loan. Availability under the new loan agreement would be subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories and would be collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Management believes the Company will be able to enter into the new loan agreement in order to meet its working capital needs for the foreseeable future. However, there can be no assurance that the Company will be successful in entering into a new loan agreement with its current lender. Should the Company be unable to do so, it would be required to seek alternative sources of capital in order to repay its current borrowings with the bank. There can be no assurance that such alternative sources of capital will be available on reasonable terms, if at all. Failure to obtain such alternative sources of capital would have a material adverse effect on the Company's financial condition and its ability to achieve its business plan and objectives.

    Capital expenditures, including financed purchases of equipment, aggregated $1,510,000 and $888,000 for the three months ended May 31, 2001 and 2000, respectively. The Company had no material capital expenditure commitments at May 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133; Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted during the quarter ended May 31, 2001. It establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

    In June 2001 the FASB approved SFAS No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets, respectively. The Company is required to adopt the provisions of these statements no later than the first quarter of its fiscal year 2003. The Company has not yet determined the impact of adopting SFAS No. 141 and No. 142.

FORWARD-LOOKING INFORMATION

    The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to integrate and further develop the business of Bresser in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to execute a new loan agreement; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    On July 27, 1999, Reddwarf filed a Notice of Appeal to United States Court of Appeals for the Federal Circuit. On June 23, 2000, the Court of Appeals granted the Company's motion to dismiss Reddwarf's appeal. On February 27, 2001, the Court of Appeals denied Reddwarf's petition for panel rehearing and, on March 12, 2001, the Court of Appeals denied Reddwarf's petition for en banc rehearing. On or about July 10, 2001, Reddwarf filed a petition for a writ of certiorari, seeking review by the United States Supreme Court. The United States Supreme Court has not yet ruled on whether to grant certiorari. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome should the United States Supreme Court grant certiorari or in the event of other additional proceedings in this matter, or an estimate of the amount of the potential loss in the event of an unfavorable outcome.

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

         Exhibit No. 3.5 Amendment to Amended and Restated Bylaws of the Company

    6(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2001

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


         SIGNATURE                                     TITLE                               DATE
         ---------                                     -----                               ----

     /s/ JOHN C. DIEBEL                    Chairman of the Board and Chief            July 16, 2001
--------------------------------                   Executive Officer
         John C. Diebel                     (Principal Executive Officer)

    /s/ STEVEN G. MURDOCK                        Director, President,                 July 16, 2001
--------------------------------        Chief Operating Officer and Secretary
        Steven G. Murdock

  /s/ BRENT W. CHRISTENSEN                  Vice President, Finance and               July 16, 2001
--------------------------------              Chief Financial Officer
      Brent W. Christensen          (Principal Financial and Accounting Officer)

  /s/ JOSEPH A. GORDON, JR.              Director and Senior Vice President           July 16, 2001
--------------------------------                of North American Sales
      Joseph A. Gordon, Jr.

    /s/ TIMOTHY C. MCQUAY                             Director                        July 16, 2001
--------------------------------
        Timothy C. McQuay

                                                      Director
--------------------------------
       Harry L. Casari

                                                      Director
--------------------------------
      Michael P. Hoopis

                                                      Director
--------------------------------
    Vern L. Fotheringham


                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                               DESCRIPTION
    ------                               -----------

     3.5      Amendment to Amended and Restated Bylaws of the Company