Form 10-Q
period 2001-08-31
MEADE INSTRUMENTS CORP
filed 2001-10-15
CIK 1032067

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

                      FOR THE QUARTER ENDED AUGUST 31, 2001
                                       OR

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

                                 Yes [X] No [ ]

    Number of shares of common stock outstanding as of August 31, 2001 is 16,472,000 shares.

================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets (Unaudited)--August 31, 2001 and
   February 28, 2001.....................................................     3

Consolidated Statements of Income (Unaudited) -- Three and Six
   Months Ended August 31, 2001 and 2000.................................     4

Consolidated Statements of Cash Flows (Unaudited) -- Six Months
   Ended August 31, 2001 and 2000........................................     5

Notes to Consolidated Financial Statements (Unaudited)...................     6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................     8



                          PART II -- OTHER INFORMATION

Other Information........................................................     12

SIGNATURES...............................................................     14

EXHIBIT INDEX............................................................     15

ITEM 1.  FINANCIAL STATEMENTS.

                                  MEADE INSTRUMENTS CORP.

                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)



                                          ASSETS
                                                                              AUGUST 31,    FEBRUARY 28,
                                                                                2001             2001
                                                                            -------------   -------------
Current assets:
    Cash ................................................................   $    887,000    $  1,186,000
    Accounts receivable, less allowance for doubtful accounts
       of $739,000 at August 31, 2001 and $2,175,000 at
       February 28, 2001 ................................................     24,326,000      10,254,000
    Inventories .........................................................     33,367,000      41,651,000
    Deferred income taxes ...............................................      6,915,000       6,915,000
    Prepaid expenses and other current assets ...........................      3,858,000       4,805,000
                                                                            -------------   -------------
              Total current assets ......................................     69,353,000      64,811,000
Other assets ............................................................      3,466,000       3,950,000
Property and equipment, net of accumulated depreciation of $6,029,000
    at August 31, 2001 and $5,466,000 at February 28, 2001 ..............      8,535,000       7,705,000
                                                                            -------------   -------------
                                                                            $ 81,354,000    $ 76,466,000
                                                                            =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit .................................................   $ 12,571,000    $ 14,585,000
    Accounts payable ....................................................      7,754,000       2,522,000
    Accrued liabilities .................................................      4,968,000       4,051,000
    Current portion, long-term debt and capital lease obligations .......      4,233,000       4,786,000
                                                                            -------------   -------------
              Total current liabilities .................................     29,526,000      25,944,000
                                                                            -------------   -------------
Long-term bank debt .....................................................      1,171,000              --
                                                                            -------------   -------------
Long-term capital lease obligations, net of current portion .............         77,000         171,000
                                                                            -------------   -------------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       16,472,000 shares issued and outstanding at August 31,
       2001 and at February 28, 2001 ....................................        165,000         165,000
    Additional paid-in capital ..........................................     32,367,000      32,367,000
    Retained earnings ...................................................     23,705,000      23,743,000
    Accumulated other comprehensive income ..............................       (385,000)       (359,000)
                                                                            -------------   -------------
                                                                              55,852,000      55,916,000
    Unearned ESOP shares ................................................     (5,272,000)     (5,565,000)
                                                                            -------------   -------------
              Total stockholders' equity ................................     50,580,000      50,351,000
                                                                            -------------   -------------
                                                                            $ 81,354,000    $ 76,466,000
                                                                            =============   =============

                See accompanying notes to consolidated financial statements

                                       MEADE INSTRUMENTS CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)


                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   AUGUST 31,                    AUGUST 31,
                                          ----------------------------  -----------------------------
                                               2001          2000            2001            2000
                                          -------------  -------------  -------------   -------------
Net sales .............................   $ 27,162,000   $ 35,630,000   $ 43,306,000    $ 58,420,000
Cost of sales .........................     19,260,000     21,297,000     30,752,000      34,802,000
                                          -------------  -------------  -------------   -------------
  Gross profit ........................      7,902,000     14,333,000     12,554,000      23,618,000
Selling expenses ......................      3,111,000      5,331,000      5,349,000       8,683,000
General and administrative expenses ...      2,128,000      2,621,000      4,577,000       4,738,000
ESOP expense ..........................        344,000        772,000        652,000       1,421,000
Research and development expenses......        589,000        546,000      1,186,000       1,004,000
                                          -------------  -------------  -------------   -------------
  Operating income ....................      1,730,000      5,063,000        790,000       7,772,000
Interest expense ......................        385,000        441,000        724,000         675,000
                                          -------------  -------------  -------------   -------------
  Income before income taxes ..........      1,345,000      4,622,000         66,000       7,097,000
Provision for income taxes ............        585,000      1,990,000        104,000       3,096,000
                                          -------------  -------------  -------------   -------------
Net income ............................   $    760,000   $  2,632,000   $    (38,000)   $  4,001,000
                                          =============  =============  =============   =============
Basic earnings per share ..............   $       0.05   $       0.18   $       0.00    $       0.27
                                          =============  =============  =============   =============
Diluted earnings per share ............   $       0.05   $       0.17   $       0.00    $       0.25
                                          =============  =============  =============   =============
Weighted average number of shares
  outstanding-- basic .................     15,055,000     14,667,000     15,025,000      14,615,000
                                          =============  =============  =============   =============
Weighted average number of shares
  outstanding-- diluted ...............     15,244,000     15,856,000     15,025,000      15,876,000
                                          =============  =============  =============   =============

                     See accompanying notes to consolidated financial statements

                                                 4

                                  MEADE INSTRUMENTS CORP.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                  AUGUST 31,
                                                                        -----------------------------
                                                                             2001            2000
                                                                        -------------   -------------
Cash flows from operating activities:
    Net income (loss) ...............................................   $    (38,000)   $  4,001,000
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization ...................................      1,137,000         898,000
    ESOP contribution ...............................................        652,000       1,421,000
    Allowance for doubtful accounts .................................        705,000         116,000
    Changes in assets and liabilities:
       Increase in accounts receivable ..............................    (14,783,000)    (23,487,000)
       Decrease (increase) in inventories ...........................      8,179,000     (12,370,000)
       Decrease in prepaid expenses and other assets ................      1,365,000         220,000
       Increase in accounts payable .................................      5,230,000       4,734,000
       Increase (decrease) in accrued liabilities ...................        479,000        (634,000)
       Decrease in income taxes payable .............................             --      (1,230,000)
                                                                        -------------   -------------
              Net cash provided by (used in) operating activities ...      2,926,000     (26,331,000)
                                                                        -------------   -------------
Cash flows from investing activities:
    Capital expenditures ............................................     (1,521,000)     (1,620,000)
                                                                        -------------   -------------
              Net cash used in investing activities .................     (1,521,000)     (1,620,000)
                                                                        -------------   -------------
Cash flows from financing activities:
    Net borrowings (payments) under bank line of credit .............     (2,019,000)     25,357,000
    Borrowing on long-term note .....................................      1,151,000              --
    Payments on bank note ...........................................       (500,000)             --
    Payments under capital lease obligations ........................       (146,000)       (140,000)
    Exercise of stock options .......................................             --         748,000
                                                                        -------------   -------------
              Net cash provided by (used in) financing activities ...     (1,514,000)     25,965,000
                                                                        -------------   -------------
Effect of exchange rate changes on cash .............................       (190,000)        174,000
                                                                        -------------   -------------
Net increase (decrease) in cash .....................................       (299,000)     (1,812,000)
Cash at beginning of period .........................................      1,186,000       2,180,000
                                                                        -------------   -------------
Cash at end of period ...............................................   $    887,000    $    368,000
                                                                        =============   =============

                See accompanying notes to consolidated financial statements

                                            5

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

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended August 31, 2001 and 2000, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. BANK FINANCINGS

         In September 2001, the Company refinanced its bank borrowings by entering into a new credit agreement (the "U.S. Credit Agreement") with a bank. The U.S. Credit Agreement provides the Company with a $32,100,000 credit facility consisting of a $30,000,000 revolving credit line (the "U.S. Revolving Loan") and a $2,100,000 term loan (the "U.S. Term Loan"). Availability under the U.S. Revolving Loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. The U.S. Term Loan is secured by domestic machinery and equipment. The credit facility has a three-year term and is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries. Outstanding amounts on the U.S. Revolving Loan and U.S. Term Loan bear interest at the bank's base rate or LIBOR rate plus applicable margins. In August 2001, the Company's German subsidiary entered into an agreement with a bank to provide up to DM 7.5 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2002 and a five-year term loan of DM 2.5 million secured by land and buildings owned by the German subsidiary. Outstanding amounts on the Deutsche Mark loans bear interest at the bank's base rate plus or minus applicable margins.

C. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                                AUGUST 31,          FEBRUARY 28,
                                                   2001                 2001
                                               ------------         ------------
Raw materials .............................    $ 8,209,000          $ 9,915,000
Work-in-process ...........................      4,869,000            7,919,000
Finished goods ............................     20,289,000           23,817,000
                                               ------------         ------------
                                               $33,367,000          $41,651,000
                                               ============         ============


         Included in prepaid expenses and other current assets at August 31, 2001 is $2,920,000 of net prepaid income taxes.

                             MEADE INSTRUMENTS CORP.

                                   (UNAUDITED)


D. COMMITMENTS AND CONTINGENCIES

         On June 3, 1998 a complaint was filed against the Company alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company has not infringed the patent and a motion requesting summary judgment that the patent is invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company has not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted the Company's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing of the appeal. On March 12, 2001, the appellate court denied the opposing party's petition for a rehearing of the appeal. On or about July 10, 2001, the opposing party filed a petition for a writ of certiorari, seeking review by the United States Supreme Court. The Supreme Court has not yet ruled on whether to grant certiorari. In the event of any further proceedings on the merits, the Company intends to vigorously defend its position. The ultimate liability of the Company under this action is not presently determinable. After discussion with counsel, and in light of the summary judgment and actions of the appellate court, it is the opinion of management that such liability is not expected to have a material effect on the Company's financial position or results of operations.

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

         The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for the quarters ended August 31, 2001 and 2000, respectively.

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               AUGUST 31,                    AUGUST 31,
                                     ----------------------------  -----------------------------
                                          2001           2000           2001            2000
                                     -------------  -------------  -------------   -------------
Net income (loss) ................   $    760,000   $  2,632,000   $    (38,000)   $  4,001,000
                                     =============  =============  =============   =============
Shares outstanding -- basic ......     15,055,000     14,667,000     15,025,000      14,615,000
Effect of dilutive securities:
   Stock options .................        189,000      1,189,000             --       1,261,000
                                     -------------  -------------  -------------   -------------
Shares outstanding -- diluted ....     15,244,000     15,856,000     15,025,000      15,876,000
                                     =============  =============  =============   =============
Net income -- basic ..............   $       0.05   $       0.18   $       0.00    $       0.27
Net income -- diluted ............   $       0.05   $       0.17   $       0.00    $       0.25


F. COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was $927,000 and ($64,000), for the three and six months ended August 31, 2001, respectively. The difference from net income
(loss) as reported is the change in the cumulative currency translation adjustment.

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

         THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2000

         Net sales for the second quarter of fiscal 2002 were $27.2 million compared to $35.6 million for the second quarter of fiscal 2001, a decrease of 23.8%. Sales declined across most of the Company's major product lines with the decrease from the prior year principally due to lower sales of less-expensive telescopes and telescope accessories.

         Gross profit decreased from $14.3 million (40.2% of net sales) for the second quarter of fiscal 2001 to $7.9 million (29.1% of net sales) for the second quarter of fiscal 2002, a decrease of 44.9%. Competitive pricing pressures in both the U.S. and Europe, contributed to the lower margins.

         Selling expenses decreased from $5.3 million (15.0% of net sales) for the second quarter of fiscal 2001 to $3.1 million (11.4% of net sales) for the second quarter of fiscal 2002, a decrease of 41.6%. This decrease was primarily due to decreases in advertising and marketing expenses. The Company expects advertising and marketing costs to continue to decrease from prior year levels as the Company has reduced national consumer advertising and concentrated its efforts on point-of-sale promotions supported by targeted advertising with its major customers.

         General and administrative expenses decreased slightly from $2.6 million (7.4% of net sales) for the second quarter of fiscal 2001, to $2.1 million (7.8% of net sales) for the second quarter of fiscal 2002, a decrease of 18.8%. This decrease was principally due to reductions in compensation costs.

          ESOP contribution expense decreased from $772,000 for the second quarter of fiscal 2001 to $344,000 for the second quarter of fiscal 2002, a decrease of 55.4%. The decrease in this non-cash charge was principally due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

         Research and development expenses increased slightly from $546,000 for the second quarter of fiscal 2001 to $589,000 for the second quarter of fiscal 2002, an increase of 7.9%. The Company continues to pursue the development of telescope and other consumer related products as well as industrial products in the areas of free space optics and digital imaging. Therefore, research and development costs are expected to continue to increase.

         The effective tax rate for the quarter ended August 31, 2001 was comparable to the rate for the prior year period and is the expected rate for the full year ending February 28, 2002, subject to any significant fluctuations in the non-deductible portion of the ESOP charge.

         SIX MONTHS ENDED AUGUST 31, 2001 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2000

         Net sales for the six months ended August 31, 2001 were $43.3 million compared to $58.4 million for the comparable prior year period, a decrease of 25.9%. Softness in the consumer market as well as competitive pricing pressures for the first six months of the Company's fiscal year resulted in lower sales across most of the Company's major product lines. Decreases from the prior year were principally due to lower sales of less-expensive telescopes and telescope accessories. Sales of several of the more advanced telescope products were also down as the Company prepared for the introduction of two entirely new product lines for the advanced amateur astronomer. Those new products were introduced to the market through the Company's website and the astronomy-related magazines in September 2001.

         Gross profit decreased from $23.6 million (40.4% of net sales) for the six months ended August 31, 2000 to $12.6 million (29.0% of net sales) for the comparable current year period, a decrease of 46.9%. The Company's continuing efforts to reduce inventories and competitive pricing pressures in both the U.S. and Europe, contributed to the lower margins.

         Selling expenses decreased from $8.7 million (14.7% of net sales) for the six months ended August 31, 2000 to $5.3 million (12.4% of net sales) for the comparable current year period, a decrease of 38.4%. This decrease was primarily due to decreases in advertising and marketing expenses. The Company expects advertising and marketing costs to continue to decrease from prior year levels as the Company has reduced national consumer advertising and concentrated its efforts on point-of-sale promotions supported by tarteted advertising with its major customers.

         General and administrative expenses decreased slightly from $4.7 million (8.1% of net sales) for the six months ended August 31, 2000 to $4.6 million (10.6% of net sales) for the comparable current year period, a decrease of 3.4%. This decrease reflects the net effect of sundry general and administrative expenses fluctuating slightly up or down as compared to the prior year.

         ESOP contribution expense decreased from $1.4 million for the six months ended August 31, 2000 to $652,000 for the comparable current year period, a decrease of 54.1%. The decrease in this non-cash charge was due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

         Research and development expenses increased from $1.0 million for the six months ended August 31, 2000 to $1.2 million for the comparable current year period, an increase of 18.1%. This increase was principally due to increased engineering personnel costs and outside consulting costs. The Company continues to pursue the development of telescope and other consumer related products as well as industrial products in the areas of free space optics and digital imaging. Therefore, research and development costs are expected to continue to increase.

         Interest expense increased slightly from $675,000 for the six months ended August 31, 2000 to $724,000 for the comparable current year period, an increase of 7.3%. The increase was due to slight variations in borrowing levels and borrowing rates in the comparable periods.

         The income tax provision increased to 157.6% of income before income taxes for the six months ended August 31, 2001 from 43.6% in the prior year period. The current period income tax provision was greater than income before income taxes due to the tax effect of the non-deductible portion of the ESOP charge.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended August 31, 2001 the Company funded its operations with internally generated cash flow. Cash flow from operating activities was $2.9 million after adjusting the net loss for non-cash charges and after a significant decrease in inventories and an increase in accounts payable that was partially offset by increased accounts receivable. The decrease in inventories (down $8.2 million from February 28, 2001 levels) was consistent with the Company's ongoing plans to reduce inventory levels after lower-than-expected results in the third and fourth quarters of fiscal year 2001. Trade accounts payable increased, even with reduced inventories, principally due to longer payment terms from some of the Company's overseas suppliers. Accounts receivable increased due to the volume and timing of sales as compared to the period ending February 28, 2001. Net working capital totaled approximately $39.8 million at August 31, 2001, compared to $38.9 million at February 28, 2001. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         In September 2001, the Company refinanced its bank borrowings by entering into a new credit agreement (the "U.S. Credit Agreement") with a bank. The U.S. Credit Agreement provides the Company with a $32,100,000 credit facility consisting of a $30,000,000 revolving credit line (the "U.S. Revolving Loan") and a $2,100,000 term loan (the "U.S. Term Loan"). Availability under the U.S. Revolving Loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. The U.S. Term Loan is secured by domestic machinery and equipment. The credit facility has a three-year term and is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries. Outstanding amounts on the U.S. Revolving Loan and U.S. Term Loan bear interest at the bank's base rate or LIBOR rate plus applicable margins. In August 2001, the Company's German subsidiary entered into an agreement with a bank to provide up to DM 10.0 million consisting of up to DM 7.5 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2002 and a five-year term loan of DM 2.5 million secured by land and buildings owned by the German subsidiary. Outstanding amounts on the deutsche mark loans bear interest at the bank's base rate plus or minus applicable margins.

         Capital expenditures, including financed purchases of equipment, aggregated $1,521,000 and $1,620,000 for the six months ended August 31, 2001 and 2000, respectively. The Company had no material capital expenditure commitments at August 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"); Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted during the quarter ended May 31, 2001. It establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

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

         In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; uncertainties concerning the impact the recent terrorist activities may have on the economy or the public's confidence in general: any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any significant interruption of the Company's manufacturing abilities in its domestic or Mexican facilities or in any of its suppliers located in the far east; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates (including conversion to Euros), increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability and increasing ESOP charges in the event the market price of the Company's stock increases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Company's Annual Meeting of Stockholders, held on July 12, 2001, the stockholders of the Company (1) re-elected John C. Diebel and Timothy C. McQuay as directors for a three-year term expiring at the Company's Annual Meeting to be held in 2004 and (2) approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares of the Company's Common Stock available for issuance thereunder.

    The voting results were as follows:

                                                          FOR        AGAINST      WITHHELD
                                                       ----------   ----------   ----------
Re-election of John C. Diebel to the Company's
  Board of Directors ...............................   14,045,754      918,381           --
Re-election of Timothy C. McQuay to the Company's
  Board of Directors ...............................   14,882,040       82,095           --

Amendment to Company's 1997 Stock Incentive Plan ...    9,038,345    2,359,670    3,566,120

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

                  Exhibit No. 10.45 - Credit Agreement dated as of September 24, 2001 between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower.

         6(b) Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2001

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


         SIGNATURE                             TITLE                              DATE
         ---------                             -----                              ----

    /s/ JOHN C. DIEBEL            Chairman of the Board and Chief           October 15, 2001
---------------------------
      John C. Diebel                     Executive Officer
                                   (Principal Executive Officer)

   /s/ STEVEN G. MURDOCK                Director, President,                October 15, 2001
---------------------------
     Steven G. Murdock         Chief Operating Officer and Secretary

 /s/ BRENT W. CHRISTENSEN           Vice President, Finance and             October 15, 2001
---------------------------
   Brent W. Christensen               Chief Financial Officer
                            (Principal Financial and Accounting Officer)

 /s/ JOSEPH A. GORDON, JR.       Director and Senior Vice President         October 15, 2001
---------------------------
   Joseph A. Gordon, Jr.              of North American Sales

   /s/ TIMOTHY C. MCQUAY                      Director                      October 15, 2001
---------------------------
     Timothy C. McQuay

---------------------------                   Director
      Harry L. Casari

---------------------------                   Director
     Michael P. Hoopis

---------------------------                   Director
   Vern L. Fotheringham

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

   10.45 Credit Agreement dated as of September 24, 2001 between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower.