Form 10-Q
period 2001-11-30
MEADE INSTRUMENTS CORP
filed 2002-01-14
CIK 1032067

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

                     FOR THE QUARTER ENDED NOVEMBER 30, 2001
                                       OR

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

                               Yes [X] No [ ]

    Number of shares of common stock outstanding as of November 30, 2001 is 16,472,000 shares.

================================================================================



                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION



                                                                                                         Page No.
                                                                                                         --------
Consolidated Balance Sheets (Unaudited)--November 30, 2001 and February 28, 2001..........................    3

Consolidated Statements of Income (Unaudited) -- Three and Nine Months Ended
   November 30, 2001 and 2000............................................................................     4

Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended November 30, 2001 and 2000........     5

Notes to Consolidated Financial Statements (Unaudited)...................................................     6

Management's Discussion and Analysis of Financial Condition and Results of Operations....................     9



                                           PART II -- OTHER INFORMATION

Other Information........................................................................................     13

SIGNATURES...............................................................................................     15



ITEM 1.   FINANCIAL STATEMENTS.

                                                 MEADE INSTRUMENTS CORP.

                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)



                                                    ASSETS

                                                                                 NOVEMBER 30,             FEBRUARY 28,
                                                                                    2001                      2001
                                                                              ------------------       ------------------
Current assets:
    Cash....................................................................  $      1,082,000         $      1,186,000
    Accounts receivable, less allowance for doubtful accounts of $1,161,000
       at November 30, 2001 and $2,175,000 at February 28, 2001.............        31,403,000               10,254,000
    Inventories.............................................................        28,165,000               41,651,000
    Deferred income taxes...................................................         6,915,000                6,915,000
    Prepaid expenses and other current assets...............................         2,803,000                4,805,000
                                                                              ------------------       ------------------
              Total current assets..........................................        70,368,000               64,811,000
Other assets................................................................         3,760,000                3,950,000
Property and equipment, net of accumulated depreciation of $6,596,000
    at November 30, 2001 and $5,466,000 at February 28, 2001................         7,435,000                7,705,000
                                                                              ------------------       ------------------
                                                                              $     81,563,000         $     76,466,000
                                                                              ==================       ==================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit.....................................................  $     14,283,000         $     14,585,000
    Accounts payable........................................................         7,164,000                2,522,000
    Accrued liabilities.....................................................         5,523,000                4,051,000
    Current portion, long-term debt and capital lease obligations...........           895,000                4,786,000
                                                                              ------------------       ------------------
              Total current liabilities.....................................        27,865,000               25,944,000
                                                                              ------------------       ------------------
Long-term bank debt and capital lease obligations, net of current portion...         2,531,000                  171,000
                                                                              ------------------       ------------------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized; 16,472,000 shares issued and outstanding at November 30, 2001 and
       at February 28, 2001.................................................           165,000                  165,000
    Additional paid-in capital..............................................        32,367,000               32,367,000
    Retained earnings.......................................................        24,070,000               23,743,000
    Accumulated other comprehensive income..................................          (457,000)                (359,000)
                                                                              ------------------       ------------------
                                                                                    56,145,000               55,916,000
    Unearned ESOP shares....................................................        (4,978,000)              (5,565,000)
                                                                              ------------------       ------------------
              Total stockholders' equity....................................        51,167,000               50,351,000
                                                                              ------------------       ------------------
                                                                              $     81,563,000         $     76,466,000
                                                                              ==================       ==================



                           See accompanying notes to consolidated financial statements

                                                      3


                                              MEADE INSTRUMENTS CORP.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        NOVEMBER 30,                         NOVEMBER 30,
                                              --------------------------------    ---------------------------------
                                                  2001              2000              2001               2000
                                              --------------    --------------    --------------     --------------
Net sales..............................       $  35,401,000     $  42,424,000     $  78,707,000      $ 100,844,000
Cost of sales..........................          26,709,000        28,338,000        57,461,000         63,140,000
                                              --------------    --------------    --------------     --------------
  Gross profit.........................           8,692,000        14,086,000        21,246,000         37,704,000
Selling expenses.......................           4,404,000         6,436,000         9,753,000         15,119,000
General and administrative
  expenses.............................           2,572,000         2,081,000         7,149,000          6,819,000
ESOP expense...........................             345,000           808,000           997,000          2,229,000
Research and development expenses                   398,000           460,000         1,584,000          1,464,000
                                              --------------    --------------    --------------     --------------
  Operating income.....................             973,000         4,301,000         1,763,000         12,073,000
Interest expense.......................             328,000           799,000         1,052,000          1,474,000
                                              --------------    --------------    --------------     --------------
  Income before income taxes...........             645,000         3,502,000           711,000         10,599,000
Provision for income taxes.............             280,000         1,516,000           384,000          4,612,000
                                              --------------    --------------    --------------     --------------
Net income.............................       $     365,000     $   1,986,000     $     327,000      $   5,987,000
                                              ==============    ==============    ==============     ==============
Basic earnings per share...............       $        0.02     $        0.13     $        0.02      $        0.41
                                              ==============    ==============    ==============     ==============
Diluted earnings per share.............       $        0.02     $        0.13     $        0.02      $        0.38
                                              ==============    ==============    ==============     ==============
Weighted average number of shares
  outstanding-- basic..................          15,129,000        14,717,000        15,060,000         14,649,000
                                              ==============    ==============    ==============     ==============
Weighted average number of shares
  outstanding-- diluted................          15,166,000        15,679,000        15,135,000         15,810,000
                                              ==============    ==============    ==============     ==============





                            See accompanying notes to consolidated financial statements

                                                           4


                                              MEADE INSTRUMENTS CORP.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                              -------------------------------------------
                                                                                    2001                     2000
                                                                              ------------------       ------------------
Cash flows from operating activities:
    Net income..............................................................  $        327,000         $      5,987,000
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization...........................................         1,606,000                1,391,000
    ESOP contribution.......................................................           997,000                2,229,000
    Allowance for doubtful accounts.........................................           986,000                  444,000
    Changes in assets and liabilities:
       Increase in accounts receivable......................................       (22,135,000)             (29,608,000)
       Decrease (increase) in inventories...................................        13,486,000              (15,086,000)
       Decrease in prepaid expenses and other assets........................         1,716,000                  410,000
       Increase in accounts payable.........................................         4,642,000                3,122,000
       Increase (decrease) in accrued liabilities and income taxes payable..         1,062,000                 (708,000)
                                                                              ------------------       ------------------
              Net cash provided by (used in) operating activities...........         2,687,000              (31,819,000)
                                                                              ------------------       ------------------
Cash flows from investing activities:
    Capital expenditures....................................................          (860,000)              (2,212,000)
                                                                              ------------------       ------------------
              Net cash used in investing activities.........................          (860,000)              (2,212,000)
                                                                              ------------------       ------------------
Cash flows from financing activities:
    Net borrowings (payments) under bank line of credit.....................          (302,000)              31,173,000
    Borrowing on long-term note.............................................         1,151,000                       --
    Payments on long-term bank note.........................................        (2,480,000)                (250,000)
    Payments under capital lease obligations................................          (187,000)                (295,000)
    Exercise of stock options...............................................                --                1,043,000
                                                                              ------------------       ------------------
              Net cash provided by (used in) financing activities...........        (1,817,000)              31,671,000
                                                                              ------------------       ------------------
Effect of exchange rate changes on cash.....................................          (113,000)                 421,000
                                                                              ------------------       ------------------
Net increase (decrease) in cash.............................................          (104,000)              (1,939,000)
Cash at beginning of period.................................................         1,186,000                2,180,000
                                                                              ------------------       ------------------
Cash at end of period.......................................................  $      1,082,000         $        241,000
                                                                              ==================       ==================


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

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended November 30, 2001 and 2000, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. BANK FINANCINGS

         In September 2001, the Company refinanced its bank borrowings by entering into a new credit agreement (the "U.S. Credit Agreement") with a bank. The U.S. Credit Agreement provides the Company with a $32,100,000 credit facility consisting of a $30,000,000 revolving credit line (the "U.S. Revolving Loan") and a $2,100,000 term loan (the "U.S. Term Loan"). Availability under the U.S. Revolving Loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. Availability under the U.S. Revolving Loan at November 30, 2001 was approximately $10,000,000. The U.S. Term Loan is secured by domestic machinery and equipment. The credit facility has a three-year term and is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries. Outstanding amounts on the U.S. Revolving Loan and U.S. Term Loan bear interest at the bank's base rate or LIBOR rate plus applicable margins. At November 30, 2001 the Company was not in compliance with certain financial covenants included in the U.S. Credit Agreement. The Company is currently in negotiations with the bank to amend the U.S. Credit Agreement and reset certain financial covenants. In August 2001, the Company's German subsidiary entered into an agreement with a bank to provide up to DM 7.5 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2002 and a five-year term loan of DM 2.5 million secured by land and buildings owned by the German subsidiary (collectively, the "European Loans"). Outstanding amounts on the European Loans bear interest at the bank's base rate plus or minus applicable margins.

C. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                              NOVEMBER 30,       FEBRUARY 28,
                                                  2001               2001
                                             ---------------    ---------------
Raw materials..............................  $   10,222,000     $    9,915,000
Work-in-process............................       4,164,000          7,919,000
Finished goods.............................      13,779,000         23,817,000
                                             ---------------    ---------------
                                             $   28,165,000     $   41,651,000
                                             ===============    ===============


         Included in prepaid expenses and other current assets at November 30, 2001 is $1,790,000 of net prepaid income taxes.

                             MEADE INSTRUMENTS CORP.

                                   (UNAUDITED)


D. COMMITMENTS AND CONTINGENCIES

         In October 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaint alleges that a number of Tasco's and Celestron's consumer telescopes willfully infringe one of the Company's U.S. patents. In addition to seeking compensation for damages incurred, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe the Company's patent. Tasco and Celestron filed an answer and a counterclaim which deny the Company's allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

         On June 3, 1998 a complaint was filed against the Company by Reddwarf Starware, LLC, alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company had not infringed the patent and a motion requesting summary judgment that the patent was invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company had not infringed the patent. On July 27, 1999 the opposing party filed a purported notice of appeal with respect to the summary judgment motion. On May 2, 2000 the Company filed a motion to dismiss the appeal. On June 23, 2000 the court granted the Company's motion and ordered a dismissal of the appeal. On July 7, 2000, the opposing party filed a petition for rehearing of the appeal. On March 12, 2001, the appellate court denied the opposing party's petition for a rehearing of the appeal. On or about July 10, 2001, the opposing party filed a petition for a writ of certiorari, seeking review by the United States Supreme Court. On October 23, 2001, the Supreme Court denied the petition for a writ of certiorari thus concluding the matter in the Company's favor.

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

         The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for the quarters ended November 30, 2001 and 2000, respectively.

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        NOVEMBER 30,                         NOVEMBER 30,
                                             ---------------------------------    --------------------------------
                                                 2001                2000              2001              2000
                                             --------------     --------------    --------------    --------------
Net income.............................      $     365,000      $   1,986,000     $     327,000     $   5,987,000
                                             ==============     ==============    ==============    ==============
Shares outstanding-- basic.............         15,129,000         14,717,000        15,060,000        14,649,000
Effect of dilutive securities:
   Stock options.......................             37,000            962,000            75,000         1,161,000
                                             --------------     --------------    --------------    --------------
Shares outstanding-- diluted...........         15,166,000         15,679,000        15,135,000        15,810,000
                                             ==============     ==============    ==============    ==============
Net income-- basic.....................      $        0.02      $        0.13    $         0.02     $        0.41
Net income-- diluted...................      $        0.02      $        0.13    $         0.02     $        0.38

         Shares issued and outstanding as disclosed on the face of the balance sheet differ from the number of shares used in the calculation of earnings per share on the income statement due to the accounting for leveraged shares held by the Company's Employee Stock ownership Plan.

                             MEADE INSTRUMENTS CORP.

                                   (UNAUDITED)


F. COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $293,000 and $229,000, for the three and nine months ended November 30, 2001, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

G. RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with the current period presentation.

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

         THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

         Net sales for the third quarter of fiscal 2002 were $35.4 million compared to $42.4 million for the third quarter of fiscal 2001, a decrease of 16.6%. Sales of the Company's manufactured telescope product lines from advanced higher-priced telescopes to the less-expensive models, combined with reduced sales of related telescope accessories, were down more than $10 million from the prior year. Offsetting that decrease were increased sales of foreign-supplied small telescopes and binoculars as well as slightly increased sales at the Company's German subsidiary.

         Gross profit decreased from $14.1 million (33.2% of net sales) for the third quarter of fiscal 2001 to $8.7 million (24.6% of net sales) for the third quarter of fiscal 2002, a decrease of 38.3%. Lower sales volume and lower profit margins combined to lower gross profit in the third quarter of fiscal 2002. Competitive pricing pressures in the U.S. and Europe, and lower sales of advanced telescopes and accessories, both of which typically have higher profit margins than many of the Company's other product lines, contributed to the lower profit margins.

         Selling expenses decreased from $6.4 million (15.2% of net sales) for the third quarter of fiscal 2001 to $4.4 million (12.4% of net sales) for the third quarter of fiscal 2002, a decrease of 31.6%. This decrease was primarily due to decreases in advertising and marketing expenses. For the remainder of the 2002 fiscal year, the Company expects advertising and marketing costs to continue to decrease from prior year levels as the Company has reduced national consumer advertising and concentrated its efforts on point-of-sale promotions supported by targeted advertising with its major customers.

         General and administrative expenses increased from $2.1 million (4.9% of net sales) for the third quarter of fiscal 2001, to $2.6 million (7.3% of net sales) for the third quarter of fiscal 2001, an increase of 23.6%. This increase was principally due to increases in performance based compensation costs.

         ESOP contribution expense decreased from $808,000 for the third quarter of fiscal 2001 to $345,000 for the third quarter of fiscal 2002, a decrease of 57.3%. The decrease in this non-cash charge was principally due to decreases in the average market price of the Company's common stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

         Research and development expenses decreased from $460,000 (1.1% of net sales) for the third quarter of fiscal 2001 to $398,000 for the third quarter of fiscal 2002, a decrease of 13.5%. The Company continues to pursue the development of telescope and other consumer related products as well as industrial products in the areas of free space optics and digital imaging. During the third quarter of fiscal 2002, this pursuit led to continued engineering expenditure increases over the prior year due to increased headcount and outside consulting costs. However, research and development expenses decreased overall because a portion (approximately $500,000) of the expenses incurred were reimbursed by a customer of the Company on a non-contingent basis.

         Interest expense decreased from $799,000 for the third quarter of fiscal year 2001 to $328,000 for the third quarter of fiscal 2002. This decrease was principally due to lower average bank borrowings during the current year quarter.

         NINE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2000

         Net sales for the nine months ended November 30, 2001 were $78.7 million compared to $100.8 million for the comparable prior year period, a decrease of 22.0%. Softness in the consumer market as well as competitive pricing pressures for the first nine months of the Company's fiscal year resulted in lower sales across most of the Company's major product lines. Decreases from the prior year were principally due to lower sales of foreign-sourced less-expensive telescopes (down approximately $10 million), as well as lower sales of the Company's manufactured telescope product lines from advanced higher-priced telescopes to the less-expensive models, combined with related telescope accessories (down more than $10 million). Sales of several of the more advanced telescope products were down as the Company prepared for the introduction of two entirely new product lines for the advanced amateur astronomer. Those new products are expected to begin to ship in the Company's fourth quarter of fiscal year 2002.

         Gross profit decreased from $37.7 million (37.4% of net sales) for the nine months ended November 30, 2000 to $21.2 million (27.0% of net sales) for the comparable current year period, a decrease of 43.7%. Lower sales volume and lower profit margins combined to lower gross profit for the nine months ended November 30, 2001. Competitive pricing pressures in the U.S. and Europe, and lower sales of advanced telescopes and accessories, both of which typically have higher profit margins than many of the Company's other product lines, contributed to the lower profit margins.

         Selling expenses decreased from $15.1 million (15.0 % of net sales) for the nine months ended November 30, 2000 to $9.8 million (12.4% of net sales) for the comparable current year period, a decrease of 35.5%. This decrease was primarily due to decreases in advertising and marketing expenses. For the remainder of the 2002 fiscal year, the Company expects advertising and marketing costs to continue to decrease from prior year levels as the Company has reduced national consumer advertising and concentrated its efforts on point-of-sale promotions supported by targeted advertising with its major customers.

         General and administrative expenses increased slightly from $6.8 million (6.8% of net sales) for the nine months ended November 30, 2000 to $7.1 million (9.1% of net sales) for the comparable current year period, an increase of 4.8%. This increase reflects the net effect of sundry general and administrative expenses fluctuating slightly up or down as compared to the prior year.

         ESOP contribution expense decreased from $2.2 million for the nine months ended November 30, 2000 to $997,000 for the comparable current year period, a decrease of 55.3%. The decrease in this non-cash charge was due to decreases in the average market price of the Company's common stock allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

         Research and development expenses increased from $1.5 million (1.5% of net sales) for the nine months ended November 30, 2000 to $1.6 million (2.0% of net sales) for the comparable current year period, an increase of 8.2%. The Company continues to pursue the development of telescope and other consumer related products as well as industrial products in the areas of free space optics and digital imaging. During the nine months ended November 30, 2001, this pursuit led to continued engineering expenditure increases over the prior year due to increased headcount and outside consulting costs. However, a portion (approximately $500,000) of the expenses incurred were reimbursed by a customer of the company on a non-contingent basis resulting in only a slight increase in research and development expenses overall as compared to the prior year.

         Interest expense decreased from $1.5 million for the nine months ended November 30, 2000 to $1.1 million for the comparable current year period, a decrease of 28.6%. The decrease was principally due to lower average bank borrowings during the current period as compared to the prior period. Lower interest rates during the current period also affected the interest expense.

         The income tax provision increased to 54.0% of income before income taxes for the nine months ended November 30, 2001 from 43.5% in the prior year period. The increase in the rate was due to the tax effect of the non-deductible portion of the ESOP charge.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended November 30, 2001 the Company funded its operations with internally generated cash flow. Cash flow from operating activities was $2.7 million after adjusting net income for non-cash charges and after a significant decrease in inventories and an increase in accounts payable that was partially offset by increased accounts receivable. The decrease in inventories (down $13.5 million from February 28, 2001 levels) was consistent with the Company's ongoing plans to reduce inventory levels after lower-than-expected results in the third and fourth quarters of fiscal year 2001. Trade accounts payable increased, even with reduced inventories, principally due to longer payment terms from many of the Company's overseas suppliers. Accounts receivable increased due to the volume and timing of sales as compared to the period ending February 28, 2001. Net working capital totaled approximately $42.5 million at November 30, 2001, compared to $38.9 million at February 28, 2001. Working capital requirements fluctuate during the year due to the seasonal nature of the Company's business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         In September 2001, the Company refinanced its bank borrowings by entering into a new credit agreement (the "U.S. Credit Agreement") with a bank. The U.S. Credit Agreement provides the Company with a $32,100,000 credit facility consisting of a $30,000,000 revolving credit line (the "U.S. Revolving Loan") and a $2,100,000 term loan (the "U.S. Term Loan"). Availability under the U.S. Revolving Loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. Availability under the U.S. Revolving Loan at December 31, 2001 was approximately $6,000,000. The U.S. Term Loan is secured by domestic machinery and equipment. The credit facility has a three-year term and is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries. Outstanding amounts on the U.S. Revolving Loan and U.S. Term Loan bear interest at the bank's base rate or LIBOR rate plus applicable margins. At November 30, 2001 the Company was not in compliance with certain financial covenants included in the U.S. Credit Agreement. The Company is currently in negotiations with the bank to amend the U.S. Credit Agreement and reset certain financial covenants. In August 2001, the Company's German subsidiary entered into an agreement with a bank to provide up to DM 10.0 million consisting of up to DM 7.5 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2002 and a five-year term loan of DM 2.5 million secured by land and buildings owned by the German subsidiary (collectively, the "European Loans"). Outstanding amounts on the European Loans bear interest at the bank's base rate plus or minus applicable margins.

         Capital expenditures, including financed purchases of equipment, aggregated $860,000 and $2,212,000 for the nine months ended November 30, 2001 and 2000, respectively. The Company had no material capital expenditure commitments at November 30, 2001.

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

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement will be effective for the first interim period of fiscal years beginning after December 31, 2001. The Company is currently evaluating the impact of adopting SFAS No.
143. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 144.

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other consumer optical products; the Company's ability to continue to develop and bring to market new and innovative products; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

         The Company conducts business in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on revenues or results of operations. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, revenues and financial condition. The Company has and will continue to consider the adoption of a foreign currency hedging program.

         Historically, the Company has not entered into derivatives or other financial instruments for trading, speculative purposes or to manage its interest rate risk. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and long-term obligations. The Company's exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"; collectively "Defendants"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA C 01-976 (GLT) (MLGx)), alleges that Tasco and Celestron willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System With Distributed Intelligence." In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, Defendants filed an answer, subsequently amended, to the complaint in which it denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company's patent, for declaratory judgment that the Company's patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron's trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron's design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

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

         On July 27, 1999, Reddwarf filed a Notice of Appeal to United States Court of Appeals for the Federal Circuit. On June 23, 2000, the Court of Appeals granted the Company's motion to dismiss Reddwarf's appeal. On February 27, 2001, the Court of Appeals denied Reddwarf's petition for panel rehearing and, on March 12, 2001, the Court of Appeals denied Reddwarf's petition for en banc rehearing. On or about July 10, 2001, Reddwarf filed a petition for a writ of certiorari, seeking review by the United States Supreme Court. On October 23, 2001, the United States Supreme Court denied Reddwarf's petition for a writ of certiorari thus concluding the matter in the Company's favor.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such current litigation will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        6(a) Exhibits filed with this Form 10-Q.

                  None

        6(b) Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2002

                                                   MEADE INSTRUMENTS CORP.

                                                   By: /s/ JOHN C. DIEBEL
                                                       -------------------------
                                                           John C. Diebel
                                                       CHAIRMAN OF THE BOARD AND
                                                        CHIEF EXECUTIVE OFFICER

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

          SIGNATURE                                         TITLE                               DATE
          ---------                                         -----                               ----
     /s/ JOHN C. DIEBEL                        Chairman of the Board and Chief            January 14, 2002
-----------------------------------                   Executive Officer
       John C. Diebel                           (Principal Executive Officer)


    /s/ STEVEN G. MURDOCK                            Director, President,                 January 14, 2002
-----------------------------------         Chief Operating Officer and Secretary
      Steven G. Murdock


  /s/ BRENT W. CHRISTENSEN                       Vice President, Finance and              January 14, 2002
-----------------------------------                Chief Financial Officer
    Brent W. Christensen                 (Principal Financial and Accounting Officer)


  /s/ JOSEPH A. GORDON, JR.                   Director and Senior Vice President          January 14, 2002
-----------------------------------                of North American Sales
    Joseph A. Gordon, Jr.

    /s/ TIMOTHY C. MCQUAY                                  Director                       January 14, 2002
-----------------------------------
      Timothy C. McQuay



-----------------------------------                        Director
       Harry L. Casari



-----------------------------------                        Director
      Michael P. Hoopis



-----------------------------------                        Director
    Vern L. Fotheringham

