Form 10-K
period 2002-02-28
MEADE INSTRUMENTS CORP
filed 2002-05-29
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22183

MEADE INSTRUMENTS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	95-2988062 (I.R.S. Employer Identification)

6001 Oak Canyon, Irvine, California (Address of principal executive offices)	92618 (Zip Code)

Registrant’s telephone number, including area code: (949) 451-1450

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     As of May 15, 2002, there were 16,481,000 outstanding shares of the Registrant’s common stock, par value $0.01 per share (“common stock”), which is the only class of common stock of the Registrant. As of May 15, 2002 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $5.47 per share as reported by Nasdaq, was approximately $ 57.6 million.

Documents Incorporated by Reference

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2002.

i

PART I

Item 1. Business

General

     Meade Instruments Corp. is a multinational consumer and industrial optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. Meade’s dedication to product innovation has led to the successful introduction of a wide range of products, resulting in what the Company believes to be the broadest and most complete line of telescopes and telescope accessories available. The Company offers more than 50 different telescope models with several different optical configurations, as well as more than 250 accessory products. The Company’s telescopes range in aperture from under 2 to 16 inches and in retail price from less than $100 to more than $15,000. The Company also offers a complete line of binoculars from small aperture theater glasses to full-size waterproof models at retail price points from approximately $10 to more than $300.

     Since its founding in 1972, Meade has strived to develop a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade’s telescopes are not Meade’s primary market, the Company’s Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies throughout the world. The Company has capitalized on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade has become a major supplier of telescopes to such retailers as Discovery Channel Stores (formerly The Nature Company), Aldi (Germany), Wal-Mart, Costco and Sam’s Club.

     Meade was sold by its founder and current Chief Executive Officer to an investor group in 1986 and was then reacquired by the Company’s senior management in 1991. After the reacquisition, management emphasized a business plan that concentrated on new product development, securing a reliable supplier of less-expensive telescopes, effective targeted marketing and customer service. To those ends the Company committed $2.2 million, $2.1 million and $1.4 million to research and development during fiscal 2002, 2001 and 2000, respectively, and has, over the last five fiscal years, committed $7.4 million in the aggregate to research and development. These research and development expenditures were centered on the development of technologically advanced less-expensive telescopes as well as product improvement and industrial applications of the Company’s existing technologies.

     Meade manufactures nearly the complete line of its advanced astronomical telescopes in Irvine, California, including the production of all of the advanced optical systems, which are critical components of telescopes. Many of the Company’s less-expensive telescopes are manufactured under proprietary designs by manufacturers principally located in mainland China and Taiwan. The Company also sources component parts for small to midrange telescopes and related accessories from several suppliers in mainland China, Taiwan and Japan that are assembled into finished product in the Company’s wholly-owned Mexican assembly plant (See Item 2. Properties).

     The Company complements its efforts in new product development with an aggressive marketing plan. The Company’s marketing plan includes print advertising in astronomy related magazines and, at times, in general consumer magazines. The marketing plan also includes extensive co-operative advertising campaigns with many of the Company’s key retail partners, as well as point-of-sale marketing displays. In addition, Meade publishes a comprehensive, full-color, high-quality product catalog that provides significant product exposure to the serious amateur astronomer.

     On September 1, 1999 the Company acquired 100% of the stock and equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively “Bresser”), for $5.0 million in cash and 201,830 shares of the Company’s common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. Bresser has provided the Company greater distribution opportunities for the Company’s products. Moreover, Bresser’s significant presence in the binocular and low-priced telescope market in Europe has strengthened the Company’s penetration into these markets. In January 2000, the Company also purchased what was formerly its German distributor for approximately $1.1 million cash.

     In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers and mass merchandisers, which offer Meade’s products in more than 3,000 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 30 foreign distributors, many of which service retail locations in their respective countries. Revenues from customers outside North America accounted for approximately 27% of the Company’s net sales for the fiscal year ended February 28, 2002 (See Note 7 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company’s domestic and international distribution networks.

     The Company continues to pursue industrial applications for its technologies and its product development and manufacturing capabilities. To that end, Meade has announced several relationships with companies involved in free-space optics communication technologies and digital imaging applications in the scientific research and medical diagnostic equipment markets. Meade acts as an original equipment manufacturer of optical and mechanical components used in free-space optics communications technologies, supplying components to companies such as TeraBeam Corporation (based in Seattle, WA) and AirFiber, Inc. (based in San Diego, CA). Meade acts as an original equipment manufacturer of digital CCD imagers used in a life sciences research system manufactured and sold by the Eastman Kodak Company’s Scientific Imaging Systems group (based in Rochester, NY and New Haven, CN). Meade is also supplying a critical digital imager and other components used in a soft tissue imaging system manufactured and sold by Advanced Imaging Technologies, Inc. (based outside Seattle, WA). The free-space optical products and digital imaging systems supplied by Meade use existing Meade telescope, optical and imaging technologies, adapted to the specifications required by these industrial applications. The ultimate quantities and timing of products sold into these industrial marketplaces will depend upon the market roll-out of these new products and technologies. Revenues from the sale of these various industrial-based products amounted to less than 1% of net sales for the year ended February 28, 2002.

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

      New Products/Research and Development. Meade places a primary emphasis on product innovation and quality through its research and development efforts. The Company currently employs seventeen engineers on-site, developing new core-business products, new products for the industrial optical and imaging markets, as well as technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its senior level management are among the most experienced in the telescope industry. The Company’s three most experienced officers have been employed in this industry for an average of over 24 years. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the industry’s most technically advanced, easy to use, consumer telescopes.

     Broadest Line of Products. The Company’s strategy has been to use the tremendous advancements in microprocessor technology, building on its existing know-how in advanced telescope design and operation, to bring computer technology and features to telescopes at lower and lower price points. As a result, the Company believes it currently has the most complete and technically advanced line of telescopes available, including more than 50 different telescope models with several different optical configurations as well as more than 250 accessory products. The Company’s telescopes range in aperture from 2 to 16 inches and in retail price from less than $100 to more than $15,000.

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

     Quality Control. Meade’s manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Certain of the Company’s less expensive and mid-range telescope models and accessories are assembled at the Company’s assembly plant located in Tijuana, Mexico. The Company manufactures the majority of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while many of the Company’s less-expensive telescopes are produced for the Company by manufacturers principally located in mainland China and Taiwan. Meade regularly sends product and design engineers to the Far East to monitor the manufacturing processes at the various plants that produce its telescopes, telescope components, binocular products and accessories. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     Broad Distribution Network. The Company’s sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts departments to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes to such retailers as Discovery Channel Store (formerly The Nature Company), Aldi (Germany), Wal-Mart, Costco, and Sam’s Club. Meade also has an expanding international presence with the addition of Meade Europe. Revenues from customers outside North America were $25.4 million for the fiscal year ended February 28, 2002.

     Superior Customer Service. Meade believes that its high levels of customer service and technical support are important factors that differentiate it from its competitors. In an effort to provide each of the Company’s customers with post-sale service and to relieve them of the burden of such service, Meade has established multiple dedicated toll-free telephone numbers so that its customers and end users can call the Company’s support personnel with any questions relating to its products. In addition to giving its customers personal attention, the Company believes that providing this toll-free assistance also reduces product returns by better educating first-time users about telescope operation. In addition, in an effort to simplify assembly of the Company’s products, Meade pre-assembles a substantial portion of its telescopes prior to packaging. Meade also makes available to telescope owners astronomical software and other product enhancements.

Products

     Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company also offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade’s products are described in greater detail below:

     Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur astronomer a broad range of products from the economical motorized LX10, to the attractively priced Autostar-controlled LX90, to the state-of-the-art LX200GPS line. The LX200GPS telescopes, available in 7, 8, 10, 12 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200GPS telescopes feature a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. The advanced astronomical telescopes collectively represented approximately 2% of telescope units shipped and approximately 16% of the Company’s net sales for the fiscal year ended February 28, 2002.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 60mm to 114mm refracting and reflecting telescopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the introduction of the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 114mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes were made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of several thousand celestial objects at the push of a button. The Autostar, with its “go to” capability, brought to the general consumer for prices starting at a few hundred dollars, features that had previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (both its traditional models and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. These telescope models comprise the lower-price end of the Company’s product line. Sales of entry-level telescopes comprised approximately 98% of the Company’s telescope units shipped and approximately 59% of the Company’s net sales for the fiscal year ended February 28, 2002.

     Binoculars. The Company expanded its market presence in binoculars with the acquisition of Bresser. The Bresser name is widely recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Binocular sales accounted for over one half of the sales attributed to Germany during fiscal 2002. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binoculars represented approximately 11% of the Company’s net sales for the fiscal year ended February 28, 2002.

     Accessories. The Company also offers accessories for each of its telescope series that range from additional eyepieces and camera adapters to CCD autoguider/imagers and celestial observation software. Approximately 250 accessory products are currently available from the Company. Sales of accessories represented approximately 12% of the Company’s net sales for the fiscal year ended February 28, 2002. Other miscellaneous products such as industrial optical and digital imaging products, microscopes and other consumer optical products accounted for approximately 2% of the Company’s net sales for fiscal 2002.

     Other Products. Meade manufactures digital CCD imaging products as original equipment used in scientific life sciences research systems and soft-tissue diagnostic systems. It also acts as an original equipment manufacturer of components used in free-space optical wireless communication networks. The ultimate quantities and timing of products sold into these industrial marketplaces will depend upon the market roll-out of these new products and technologies.

Sales and Marketing

     The Company’s telescopes, binoculars and accessories are sold through a domestic network of mail order dealers, specialty retailers and mass merchandisers. Internationally, the Company’s products are sold through its wholly-owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company’s high-end products are generally sold through mail order dealers or single and multiple-location specialty retailers. Meade’s less-expensive products are sold in similar venues but are sold principally through mass merchandisers. The Company maintains direct contact with its larger dealers and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are the following retail outlets, mass merchandisers and foreign distributors: Discovery Channel Stores (formerly The Nature Company), Wal-Mart, Aldi (Germany), MIC International Corp. (Japan), Sam’s Club and Costco. For additional information about geographic areas, see Note 7 of Notes to Consolidated Financial Statements.

     The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs approximately twenty-two persons in sales and customer service positions, all of whom have significant industry experience. These individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from amateur astronomers. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes. In an effort to further simplify assembly and use of the Company’s products, Meade pre-assembles a substantial portion of its telescopes prior to packaging. (See “Business — Competitive Strengths - Superior Customer Service.”) The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

     The Company’s products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. The Company also focuses advertising dollars on point-of-sale promotions and displays in partnership with its retail customers to cooperatively market the Company’s products to the end consumer. In the recent past the Company has also engaged in marketing programs aimed at expanding the existing telescope market through more traditional consumer oriented print media.

     Throughout fiscal 2002, the Company sold its products to mail order dealers and to more than 500 specialty retailers and mass merchandisers that offer Meade’s products in more than 3,000 retail store outlets. During fiscal 2002, Wal-Mart (including Sam’s Club) and Discovery Channel Store (“DCS”, formerly The Nature Company), accounted for approximately 13% and 11% of the Company’s net sales, respectively. During fiscal 2001, DCS accounted for approximately 13% of the Company’s net sales. During fiscal 2000 no customer accounted for 10% or more of the Company’s net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 51% of the Company’s net sales in fiscal 2002. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

Operations

     Materials and Supplies. The Company purchases high grade optical glass in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company’s domestically manufactured telescopes are individually polished and hand-figured by master opticians to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company’s products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.

     Polishing and Hand Figuring. After a Schmidt-Cassegrain, Maksutov-Cassegrain, ED-refractor or Schmidt-Newtonian glass surface is fine ground, the mirror or lens is polished for up to 16 hours to obtain full transmission or reflectivity. It is at this point that the Company’s opticians perform the final lens or mirror shaping (a process called figuring).

     Optical Testing. As each of the Company’s ED-refractors, Maksutov-Cassegrain optical sets, Schmidt-Cassegrain optical sets, or parabolic Newtonian primary mirrors progress through the grinding, polishing and hand-figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction.

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

     For the past decade the Company has worked closely with a factory in Taiwan (the “Taiwanese Factory”), developing proprietary telescope designs and ensuring that the manufacturing processes produce telescopes that meet the Company’s quality standards. In order to diversify its supply, Meade has expanded the number of Far-Eastern manufacturers supplying quality telescopes and telescope accessories to the Company. Those suppliers are principally located in mainland China. Many of the Company’s telescopes, telescope components and telescope accessories purchased during fiscal 2002 were supplied by these Chinese manufacturers. The Company owns many of the key designs, molds and dies used by the Far-Eastern suppliers. Meade regularly sends product and design engineers to the Far-East to monitor the manufacturing processes at the various plants that produce its telescopes, telescope components, binocular products and accessories. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     During fiscal year 2000 the Company began an assembly operation in a 26,000 sq. ft. building located in Tijuana, Mexico (the “Mexico Facility”). In December 1999, the Mexico Facility was expanded to approximately 50,000 sq. ft. At February 28, 2002, this facility employed approximately ninety people engaged in the assembly of several products including less-expensive and mid-range telescopes, electronic sub-assemblies, and accessory products.

Competition

     The telescope and binocular industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron International, Inc. (“Celestron”), and Tasco Worldwide, Inc. (“Tasco”) (both of which are owned by Tasco Holdings, Inc.), Bushnell and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Tasco, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. In addition, some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

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

Employees

     As of February 28, 2002, Meade had approximately 450 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico Facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company’s growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade’s common stock.

Executive Officers of the Registrant

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 15, 2002:

Name	Age	Position

John C. Diebel	58	Chairman of the Board and Chief Executive Officer
Steven G. Murdock	50	President, Chief Operating Officer, Secretary, Director
Joseph A. Gordon, Jr	52	Senior Vice President — North American Sales, Director
Brent W. Christensen	43	Senior Vice President — Finance and Chief Financial Officer
Mark D. Peterson	40	Senior Vice President and General Counsel
Robert L. Davis	35	Senior Vice President — Business Development and Assistant General Counsel

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

     Steven G. Murdock, a director of the Company since April 1996, has been the Company’s President and Chief Operating Officer since October 1990 and the Company’s Secretary since April 1996. From May 1980 to October 1990, Mr. Murdock was the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge.

     Joseph A. Gordon, Jr., a director of the Company since April 1996, has been the Company’s Senior Vice President — North American Sales since June 1995. From December 1984 to June 1995, he worked as the Company’s Vice President — North American Sales. From January 1981 to December 1984, Mr. Gordon was the Vice President of Sales at Celestron. Mr. Gordon received a BS degree in marketing from the University of Cincinnati.

     Brent W. Christensen has been the Company’s Senior Vice President - Finance and Chief Financial Officer since March 1, 2002. Mr. Christensen was the Company’s Vice President — Finance from June 1995 and Chief Financial Officer from April 1996. From August 1993 to June 1995, he worked as the Company’s controller. Mr. Christensen is a Certified Public Accountant, and from January 1985 to August 1993, he worked as an audit manager with Ernst & Young LLP. Mr. Christensen received a BA degree in business administration from California State University at Fullerton.

     Mark D. Peterson has been the Company’s Senior Vice President and General Counsel since March 1, 2002. Mr. Peterson was the Company’s Vice President and General Counsel from October 1997. From October 1991 to October 1997, Mr. Peterson was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. Mr. Peterson received a BS degree in accounting from Brigham Young University and a JD degree from the University of California — Berkeley, Boalt Hall School of Law.

     Robert L. Davis has been the Company’s Senior Vice President — Business Development and Assistant General Counsel since March 1, 2002. Mr. Davis was the Company’s Vice President and Assistant General Counsel from December 1999 and Vice President — Business Development from March 2001. From September 1996 to December 1999, Mr. Davis was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

Item 2. Properties

     The Company leases a 161,000 square foot manufacturing, distribution and corporate facility and a 42,000 square foot warehouse both of which are located in Irvine, California. The leases expire in 2007 and 2003, respectively. The Company also leases a 50,000 square foot assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2004 with three, five-year options. The Company owns a 30,000 square foot office and distribution facility located in Borken, Germany. The Company also leases a 13,500 square foot office, repair and distribution facility in Graefelfing, Germany which expires in August 2002. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.

Item 3. Legal Proceedings

     On October 17, 2001, the Company filed suit against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”; collectively “Defendants”), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA C 01-976 (GLT) (MLGx)), alleges that Tasco and Celestron willfully infringed Meade’s Patent No. 6,304,376, entitled “Fully Automated Telescope System With Distributed Intelligence.” In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade’s patent. On or around November 7, 2001, Defendants filed an answer, subsequently amended, to the complaint in which it denied the Company’s allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company’s patent, for declaratory judgment that the Company’s patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron’s trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron’s design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. These matters are in the early stages of discovery. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

     The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s initial public offering was completed on April 14, 1997 (the “Offering”), and from that date to the present, the Company’s common stock has been listed on the Nasdaq National Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2002 and 2001, respectively, were:

Year Ended February 28, 2002:	High	Low	Year Ended February 28, 2001:	High	Low

Fourth quarter	$4.00	$2.22	Fourth quarter	$9.19	$3.56
Third quarter	$5.70	$3.08	Third quarter	$24.63	$8.00
Second quarter	$7.36	$4.15	Second quarter	$33.00	$13.06
First quarter	$7.50	$3.00	First quarter	$39.50	$10.88

     The reported closing sales price of the Company’s common stock on the Nasdaq National Market on May 15, 2002 was $5.47. As of May 15, 2002, there were 64 holders of record of the Company’s common stock.

     Other than dividends paid to the Company’s ESOP in August 1996, the Company has not paid any cash dividends on its common stock and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future. Although the Company intends to make future contributions to the ESOP upon Board approval, no cash dividends (other than dividends paid to all holders of common stock) will be paid to the ESOP with respect to future periods.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following data have been derived from the Company’s audited consolidated financial statements, including the consolidated balance sheets at February 28, 2002 and 2001 and the consolidated statements of operations for the three years ended February 28 (29), 2002 and the notes thereto appearing elsewhere herein.

	Year Ended February 28 (29),

	2002	2001	2000	1999	1998

	(In thousands of dollars, except per share amounts)
Income Statement Data:
Net sales	$94,718	$123,000	$126,808	$76,321	$59,905
Cost of sales	70,108	82,809	75,780	44,255	38,245

Gross profit	24,610	40,191	51,028	32,066	21,660
Selling expenses	12,920	21,782	15,471	12,268	6,771
General and administrative expenses	9,098	8,439	10,355	7,325	5,464
ESOP contribution expense	1,367	2,997	1,861	1,200	1,100
Research and development expenses	2,167	2,062	1,361	978	854

Operating income (loss)	(942)	4,911	21,980	10,295	7,471
Interest expense	1,345	2,036	977	473	1,034

Income (loss)before income taxes	(2,287)	2,875	21,003	9,822	6,437
Income tax provision (benefit)	(845)	1,589	9,048	4,223	2,702

Net income (loss) before accretion	(1,442)	1,286	11,955	5,599	3,735
Accretion on redeemable preferred stock(1)	—	—	—	—	(374)

Net income (loss) available to common stockholders	$(1,442)	$1,286	$11,955	$5,599	$3,361

Per share information:
Net income (loss) before adjustment to net income (loss) available per common share — basic	$(0.10)	$0.09	$0.85	$0.41	$0.29
Accretion on redeemable preferred stock(1)	—	—	—	—	(0.03)

Net income (loss) per share available to common stockholders — basic	$(0.10)	$0.09	$0.85	$0.41	$0.26

Net income (loss) per share available to common stockholders — diluted	$(0.10)	$0.08	$0.80	$0.40	$0.26

Weighted average common shares outstanding — basic	15,100	14,700	14,112	13,718	12,820

Weighted average common shares outstanding — diluted	15,100	15,600	14,944	14,070	12,970

Balance Sheet Data:
Working capital	$41,802	$38,867	$36,553	$21,388	$15,417
Total assets	64,823	76,466	64,091	34,624	24,592
Total current liabilities	12,224	25,944	16,485	9,134	5,829
Long-term debt, net of current portion	2,463	—	4,500	—	—
Stockholders’ equity	50,108	50,351	42,665	25,267	18,422

(1)	Represents accretion reflecting original issue discount and accrued dividends on the redeemable preferred stock. In January 1997 the Company entered into a binding agreement to redeem its redeemable preferred stock earlier than the original mandatory redemption date. The accretion was accelerated in the fiscal year ended February 28, 1997 to reflect the new redemption date (April 14, 1997) and the Company recorded an additional $3.4 million in accelerated accretion on the redeemable preferred stock pursuant to the redemption agreement (resulting in an aggregate $4.3 million accretion for fiscal 1997). The Company recorded a final accretion adjustment of approximately $374,000 during the first quarter of fiscal 1998 related to the redemption of the redeemable preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, the more detailed information and consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

Critical Accounting Policies

     The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

     Revenue Recognition

     Revenues are generally recorded when title transfers and the risks of ownership are passed to customers. Under certain circumstances, the Company accepts product returns. Material management judgments must be made and used in connection with establishing the sales returns estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

     Allowance for Doubtful Accounts

     Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of the Company’s customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances would be required. While credit losses have been generally within management’s expectations and the provisions established, significant deterioration in the liquidity or financial position of any of the Company’s major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

     Inventories

     Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Year Ended February 28 (29),

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.0	67.3	59.8

Gross profit	26.0	32.7	40.2
Operating expenses:
Selling expenses	13.7	17.7	12.2
General and administrative expenses	9.6	6.9	8.2
ESOP contribution expense	1.4	2.4	1.4
Research and development expenses	2.3	1.7	1.1

Total operating expenses	27.0	28.7	22.9

Income (loss) from operations	(1.0)	4.0	17.3
Interest expense	1.4	1.7	0.8

Income (loss) before income taxes	(2.4)	2.3	16.5
Provision (benefit) for income taxes	(0.9)	1.3	7.1

Net income (loss)	(1.5)	1.0	9.4

Fiscal 2002 Compared to Fiscal 2001

     Net sales decreased from $123.0 million in fiscal 2001 to $94.7 million in fiscal 2002, a decrease of 23.0%. Management believes that the decline in net sales for fiscal 2002 compared to fiscal 2001 was predominantly due to the affects of the global economic recession, management’s planned inventory reduction program and competitive pricing pressures. For reasons just stated, coupled with product introduction delays, sales of the Company’s advanced astronomical telescopes and related accessories were down nearly $13.0 million compared to the prior year. Entry level telescope sales decreased nearly $19.0 million as compared to the prior year. Partially offsetting these decreases, binocular sales increased by more than $2.0 million over the prior year on the strength of binocular sales in Europe.

     Gross profit decreased from $40.2 million (32.7% of net sales) in fiscal 2001 to $24.6 million (26.0% of net sales) in fiscal 2002, a decrease of 38.8%. Competitive pricing pressures in the U.S. and Europe, and lower sales of advanced telescopes and accessories, both of which typically have higher profit margins than many of the Company’s other product lines, contributed to the lower profit margins.

     Selling expenses decreased from $21.8 million (17.7% of net sales) in fiscal 2001 to $12.9 million (13.7% of net sales) in fiscal 2002, a decrease of 40.7%. This decrease was primarily due to a $7.9 million decrease in advertising and marketing expenses compared to the prior year. The Company reduced national consumer advertising spending and concentrated its efforts on point-of-sale promotions supported by targeted advertising with its major customers. The balance of the reduction from the prior year was concentrated in variable sales costs which were lower in keeping with the lower sales volume during the current year.

     General and administrative expenses increased from $8.4 million (6.9% of net sales) in fiscal 2001 to $9.1 million (9.6% of net sales) in fiscal 2002, an increase of 7.8%. This increase was principally due to increases in consulting and professional fees.

     ESOP contribution expense decreased from $3.0 million (2.4% of net sales) in fiscal 2001 to $1.4 million (1.4% of net sales) in fiscal 2002, a decrease of 54.4%. The decrease in this non-cash charge was due to decreases in the average market price of the Company’s stock allocated to the Employee Stock Ownership Plan during fiscal 2002. The non-cash ESOP contribution expense may fluctuate as the market value of the Company’s common stock changes.

     Research and development expenses increased from $2.1 million (1.7% of net sales) in fiscal 2001 to $2.2 million (2.3% of net sales) in fiscal 2002, an increase of 5.1%. The Company continues to pursue the development of telescope and other consumer related products as well as industrial products in the areas of free space optics and digital imaging. During fiscal 2002, this pursuit led to continued engineering expenditure increases over the prior year due to increased headcount and outside consulting costs. Included as an offset to research and development expenses incurred during fiscal 2002 is a reimbursement of costs of approximately $500,000 received from a customer of the Company on a non-contingent basis.

     Interest expense decreased from $2.0 million for the fiscal year 2001 (1.7% of net sales) to $1.3 million for fiscal 2002 (1.4% of net sales), a decrease of 33.9%. This decrease was principally due to lower average borrowings on the Company’s bank borrowings compared to the prior year.

     The benefit for income taxes decreased to 36.9% of the loss before income taxes for fiscal year 2002 compared to a provision of 55.3% of pre-tax income in the prior year. The decrease in the tax rate was principally due to the impact of non-deductible permanent differences between the Company’s tax books and its financial statements. The ESOP charge was a significant permanent difference in the prior year. Due to lower average stock prices for the Company’s Common Stock, the effect of the ESOP charge on the current year benefit was much less significant.

Fiscal 2001 Compared to Fiscal 2000

     Net sales decreased from $126.8 million in fiscal 2000 to $123.0 million in fiscal 2001, a decrease of 3.0%. During fiscal 2001, lower unit sales of less-expensive telescopes manufactured in Asia, lower telescope accessory sales, the negative effect of seasonal promotional markdowns and product promotions, and decreased sales from the Company’s European subsidiary more than offset increases in sales of both the Company’s advanced telescopes manufactured domestically and less-expensive and mid-range products assembled in the Company’s Mexican facility.

     Gross profit decreased from $51.0 million (40.2% of net sales) in fiscal 2000 to $40.2 million (32.7% of net sales) in fiscal 2001, a decrease of 21.2%. The decrease in gross profit was principally due to the decrease in net sales from the prior year and a decrease in the gross margin percentage. The decrease in the gross margin percentage was principally due to the effect of charges to gross profit of approximately $3 million and approximately $6.1 million, taken in the third and fourth quarter, respectively. These charges related to the aforementioned seasonal product markdowns and promotions as well as to provisions for excess inventories resulting from the lower sales volume. Gross profit was also negatively affected by lower average gross margins on products sold at the Company’s European subsidiary.

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

     ESOP contribution expense increased from $1.9 million (1.4% of net sales) in fiscal 2000 to $3.0 million (2.4% of net sales) in fiscal 2001, an increase of 61.0%. The increase in this non-cash charge was due to increases in the average market price of the Company’s stock allocated to the Employee Stock Ownership Plan during fiscal 2001. The non-cash ESOP contribution expense may fluctuate as the market value of the Company’s common stock changes.

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

     Interest expense increased from $977,000 for the fiscal year 2000 to $2.0 million for fiscal 2001, an increase of 108.4%. This increase was due to interest expense on the $5.0 million Term Loan, higher average borrowings on the Company’s bank lines of credit and higher average market interest rates compared to the prior period.

     The provision for income taxes increased to 55.3% of income before income taxes for fiscal year 2001 compared to 43.1% in the prior year. The increase in the tax rate was principally due to the impact of non-deductible permanent differences between the Company’s tax books and its financial statements. The most significant of these differences was the ESOP charge.

Seasonality and Quarterly Results of Operations

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company’s net sales and operating income typically occurs in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.

     The following tables (in thousands of dollars) present unaudited financial results for each of the eight quarters in the period ended February 28, 2002. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fiscal 2002				Fiscal 2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$16,144	$27,162	$35,401	$16,011	$22,790	$35,630	$42,424	$22,156
Gross profit	4,652	7,902	8,692	3,364	9,285	14,333	14,086	2,487
Operating income (loss)	(940)	1,730	973	(2,705)	2,709	5,063	4,301	(7,162)
Net income (loss)	(798)	760	365	(1,769)	1,369	2,632	1,986	(4,701)

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See “Business — Operations — Materials and Supplies.”

Liquidity and Capital Resources

     The Company funded its operations during the fiscal year with internally generated cash flow and short-term bank borrowings during the year. Positive cash flow from operations was principally attributed to a significant decrease in inventories. Non-cash charges to operations totaled $5.5 million, significantly offseting the net loss of $1.4 million. Increases in accounts receivable were principally offset by increases in accounts payable and decreases in prepaid expenses and other current assets, leaving the reduction in inventories as the most significant contribution to cash flows during the year. After less than expected sell-through at the end of fiscal 2001, the Company began fiscal 2002 with unseasonably high levels of inventory and resulting bank borrowings. The decrease in inventories during fiscal 2002 was the result of management’s plan to purposely reduce inventories through discounts, promotions and more timely management of inventory purchases. Prepaid expenses and other current assets decreased by approximately $1.0 million principally as the result of a tax refund payment received during the year.

Net working capital totaled approximately $41.8 million at February 28, 2002, up from $38.9 million at February 28, 2001. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     In September 2001, the Company refinanced its bank borrowings by entering into a new credit agreement (the “U.S. Credit Agreement”) with a bank. The U.S. Credit Agreement provided the Company with a $32,100,000 credit facility consisting of a $30,000,000 revolving credit line and a $2,100,000 term loan. In April 2002, the U.S. Credit Agreement was amended providing the Company with a $27,100,000 credit facility consisting of a $25,000,000 revolving credit line (the “U.S. Revolving Loan”) and a $2,100,000 term loan (the “U.S. Term Loan”). Availability under the U.S. Revolving Loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. Amounts outstanding on the U.S. Revolving Loan and U.S. Term Loan at February 28, 2002 were $2.0 million and $1.9 million, respectively. Availability under the U.S. Revolving Loan at February 28, 2002 was approximately $7,800,000. The U.S. Term Loan is secured by domestic machinery and equipment. The credit facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants. Outstanding amounts on the U.S. Revolving Loan and U.S. Term Loan bear interest at the bank’s base rate or LIBOR rate plus applicable margins.

     In August 2001, the Company’s German subsidiary entered into an agreement with a bank to provide up to approximately $3.8 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2002 and a five-year term loan of approximately $1.3 million secured by land and buildings owned by the German subsidiary (collectively, the “European Loans”). Outstanding amounts on the revolving loan and the term loan in Europe at February 28, 2002 were $1.2 million and $1.1 million, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins.

     Capital expenditures, including financed purchases of equipment, aggregated $731,000, $2.4 million and $2.7 million for the fiscal years ended February 28(29), 2002, 2001 and 2000, respectively.

     Contributions to the Company’s Employee Stock Ownership Plan (“ESOP”) are accounted for as a contribution expense on the Company’s income statement and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding number of shares are added to the Weighted Average Common Shares Outstanding and Unearned ESOP Shares on the Company’s Balance Sheet are reduced. The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the Company will realize cash tax savings equal to the product of the tax basis of the contributions, multiplied by the applicable statutory tax rates in effect at the time.

     The Company continues to be impacted by softness in the consumer market as well as competitive pricing pressures, which has resulted in lower sales across most of the Company's major product lines. During the year, the Company generated $13,428,000 in cash flow from operations and was able to reduce amounts outstanding under its line of credit and long-term debt by $12,743,000. In order for the Company to return to profitability, it will need to either increase sales or reduce costs, while continuing to generate cash flow from operations. The Company continues to depend upon operating cash flow and availability of its bank line of credit to provide short-term liquidity. Management believes that operating cash flow and bank borrowing capacity should provide sufficient liquidity for the Company's obligations for the next twelve months. Should the Company be unable to return to profitability and sustain its cash flows, it may be required to seek additional sources of capital; however there can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 28, 2002 was a loss of $26,000 which is included in other comprehensive income for the year ended February 28, 2002.

     The following table summarizes the Company’s contractual obligations as of February 28, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments due by period:

		Up to			After
Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$2,994,000	$531,000	$1,727,000	$736,000	—
Non-cancelable operating leases	7,176,000	2,014,000	2,244,000	2,140,000	$778,000
Capital lease obligations	215,000	187,000	28,000	—	—

Total contractual cash obligations	$10,385,000	$2,732,000	$3,999,000	$2,876,000	$778,000

Inflation

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company’s business will not be affected by inflation in the future.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets. The FASB also issued SFAS No. 143, Accounting for Obligations Associated with the retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superceded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142 the Company will no longer be required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. The Company is currently evaluating the provisions of SFAS No. 142 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 is effective in fiscal years beginning after December 15, 2001 and, in general, is to be applied prospectively. The Company is currently evaluating the provisions of SFAS No. 144 but expects that the provisions will not have a material effect on it financial position or results of operations upon adoption.

Forward-Looking Information

     The preceding “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars and other optical products as a result of its advertising and marketing efforts; the Company’s ability to continue to develop and bring to market new and innovative products; the Company’s ability to continue to integrate and develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to continue to integrate and further develop the business of Bresser in combination with the Company’s existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

     In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company’s actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected:

     Our business is vulnerable to changing economic conditions, including:

•	a decline in general economic conditions;

•	uncertainties affecting consumer spending; and

•	changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive instruments.

     Our intellectual property rights are subject to risks, including:

•	the potential that we may be unable to obtain and maintain patents and copyrights to protect our computerized telescope and other product technology;

•	competitors’ infringement upon Meade’s existing copyrights and patents; and

•	approval of competitors’ patent applications that may restrict our ability to compete effectively.

     Our business is subject to other risks, including:

•	a general decline in demand for the Company’s products;

•	an inability to continue to design and manufacture products that will achieve and maintain commercial success;

•	the potential that we may fail to penetrate the domestic binocular market and achieve meaningful sales;

•	any significant interruption of our manufacturing abilities in our domestic or Mexican facilities or in any of our suppliers located in the Far East;

•	greater than anticipated competition;

•	discovery of facts not presently known to Meade or determinations by judges, juries or other finders of fact which do not accord with Meade’s evaluation of the possible liability or outcome of existing litigation;

•	any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; and

•	increasing ESOP charges in the event the market price of the Company’s stock increases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

     The Company conducts business in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Meade’s revenues or results of operations. There can be no assurance that European or other currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues and financial condition.

     The Company has adopted a hedging program to manage its foreign currency exchange rate and interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks.

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 28, 2002 was a loss of $26,000 which is included in other comprehensive income for the year ended February 28, 2002.

     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and long-term obligations. The Company’s exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.

Item 8. Financial Statements and Supplementary Data

     Information with respect to this item is set forth in Item 14.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Item 11. Executive Compensation

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	The following documents are filed as part of this report:

Page
Number

1.	Financial Statements:
	Report of Independent Accountants	F-1
	Consolidated Balance Sheets at February 28, 2002 and February 28, 2001.	F-2
	Consolidated Statements of Operations for each of the three years in the period ended February 28, 2002.	F-3
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended February 28, 2002.	F-4
	Consolidated Statements of Cash Flows for each of the three years in the period ended February 28, 2002.	F-5
	Notes to Consolidated Financial Statements	F-6
2.	Financial Statement Schedules:
For each of the three years in the period ended February 28, 2002 — II — Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
3.	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Reports on Form 8-K:

     None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Meade Instruments Corp.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 19, present fairly, in all material respects, the financial position of Meade Instruments Corp. and its subsidiaries at February 28, 2002 and February 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) on page 19, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
April 18, 2002

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	February 28,
	2002	2001

Current assets:
Cash	$1,249,000	$1,186,000
Accounts receivable, less allowance for doubtful accounts of $2,232,000 in 2002 and $2,175,000 in 2001	12,184,000	10,254,000
Inventories	29,803,000	41,651,000
Deferred income taxes	7,011,000	6,915,000
Prepaid income taxes	3,118,000	4,230,000
Prepaid expenses and other current assets	661,000	575,000

Total current assets	54,026,000	64,811,000
Other assets, net	4,189,000	3,950,000
Property and equipment, net	6,608,000	7,705,000

	$64,823,000	$76,466,000

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$3,234,000	$14,585,000
Accounts payable	4,671,000	2,522,000
Accrued liabilities	3,601,000	4,051,000
Current portion of long-term debt and capital lease obligations	718,000	4,786,000

Total current liabilities	12,224,000	25,944,000

Long-term bank debt	2,463,000	—
Long-term capital lease obligations, net of current portion	28,000	171,000

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,481,000 and 16,472,000 shares issued and outstanding at February 28, 2002 and 2001, respectively	165,000	165,000
Additional paid-in capital	32,574,000	32,367,000
Retained earnings	22,301,000	23,743,000
Accumulated other comprehensive income	(559,000)	(359,000)

	54,481,000	55,916,000
Unearned ESOP shares	(4,373,000)	(5,565,000)

Total stockholders’ equity	50,108,000	50,351,000

	$64,823,000	$76,466,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28 (29),

	2002	2001	2000

Net sales	$94,718,000	$123,000,000	$126,808,000
Cost of sales	70,108,000	82,809,000	75,780,000

Gross profit	24,610,000	40,191,000	51,028,000
Selling expenses	12,920,000	21,782,000	15,471,000
General and administrative expenses	9,098,000	8,439,000	10,355,000
ESOP contribution expense	1,367,000	2,997,000	1,861,000
Research and development expenses	2,167,000	2,062,000	1,361,000

Operating income (loss)	(942,000)	4,911,000	21,980,000
Interest expense	1,345,000	2,036,000	977,000

Income (loss) before income taxes	(2,287,000)	2,875,000	21,003,000
Provision (benefit) for income taxes	(845,000)	1,589,000	9,048,000

Net income (loss)	$(1,442,000)	$1,286,000	$11,955,000

Net income (loss) per share — basic	$(0.10)	$0.09	$0.85

Net income (loss) per share — diluted	$(0.10)	$0.08	$0.80

Weighted average common shares outstanding — basic	15,100,000	14,700,000	14,112,000

Weighted average common shares outstanding — diluted	15,100,000	15,600,000	14,944,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Retained	Unearned
	Shares	Amount	Capital	Income (Loss)	Earnings	ESOP Shares	Total

Balance at February 28, 1999	15,764,000	$158,000	$21,724,000	—	$10,502,000	$(7,117,000)	$25,267,000
Exercise of stock options	248,000	2,000	932,000	—	—	—	934,000
Tax benefit of stock options exercised	—	—	937,000	—	—	—	937,000
Release of ESOP shares	—	—	1,114,000	—	—	747,000	1,861,000
Shares issued in Bresser acquisition	202,000	2,000	2,042,000	—	—	—	2,044,000
Comprehensive income:
Currency translation adjustment	—	—	—	$(333,000)	—	—	(333,000)
Net income available to common stockholders	—	—	—	—	11,955,000	—	11,955,000

Total comprehensive income	—	—	—	—	—	—	11,622,000

Balance at February 29, 2000	16,214,000	162,000	26,749,000	(333,000)	22,457,000	(6,370,000)	42,665,000
Exercise of stock options	258,000	3,000	1,040,000	—	—	—	1,043,000
Tax benefit of stock options exercised	—	—	2,386,000	—	—	—	2,386,000
Release of ESOP shares	—	—	2,192,000	—	—	805,000	2,997,000
Comprehensive income:
Currency translation adjustment	—	—	—	(26,000)	—	—	(26,000)
Net income available to common stockholders	—	—	—	—	1,286,000	—	1,286,000

Total comprehensive income	—	—	—	—	—	—	1,260,000

Balance at February 28, 2001	16,472,000	165,000	32,367,000	(359,000)	23,743,000	(5,565,000)	50,351,000
Release of ESOP shares	—	—	175,000	—	—	1,192,000	1,367,000
Shares issued as compensation	9,000	—	32,000	—	—	—	32,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	(174,000)	—	—	(174,000)
Interest rate swap valuation	—	—	—	(26,000)	—	—	(26,000)
Net income available to common stockholders	—	—	—	—	(1,442,000)	—	(1,442,000)

Total comprehensive income (loss)	—	—	—	—	—	—	(1,642,000)

Balance at February 28, 2002	16,481,000	$165,000	$32,574,000	$(559,000)	$22,301,000	$(4,373,000)	$50,108,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28 (29),

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(1,442,000)	$1,286,000	$11,955,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,092,000	1,946,000	1,296,000
ESOP contribution	1,367,000	2,997,000	1,861,000
Allowance for doubtful accounts	2,090,000	1,815,000	1,567,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,061,000)	(3,646,000)	2,854,000
Inventories	11,342,000	(7,551,000)	(10,318,000)
Deferred income taxes	(107,000)	781,000	(3,357,000)
Prepaid expenses and other current assets	1,105,000	(5,151,000)	44,000
Other assets	(581,000)	64,000	92,000
Accounts payable	2,166,000	(1,338,000)	454,000
Accrued liabilities	(543,000)	(2,310,000)	737,000
Income taxes payable	—	386,000	1,324,000

Net cash provided by (used in) operating activities	13,428,000	(10,721,000)	8,509,000

Cash flows from investing activities:
Capital expenditures	(731,000)	(2,428,000)	(1,911,000)
Acquisition of Bresser Optik net of cash acquired	—	—	(4,968,000)
Acquisition of certain assets of Astrocom	—	—	(1,147,000)
Proceeds from the sale and lease back of equipment	—	—	—

Net cash used in investing activities	(731,000)	(2,428,000)	(8,026,000)

Cash flows from financing activities:
Payments on long-term debt	(2,575,000)	(500,000)	(183,000)
Proceeds from long-term loan	1,075,000	—	5,000,000
Net (payments) borrowings under bank lines of credit	(11,243,000)	11,922,000	(4,926,000)
Exercise of stock options	—	1,043,000	934,000
Payments under capital lease obligations	(242,000)	(268,000)	(367,000)

Net cash provided by (used in) financing activities	(12,985,000)	12,197,000	458,000

Effect of exchange rate changes on cash	351,000	(42,000)	(44,000)

Net increase (decrease) in cash	63,000	(994,000)	897,000
Cash at beginning of year	1,186,000	2,180,000	1,283,000

Cash at end of year	$1,249,000	$1,186,000	$2,180,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,364,000	$2,036,000	$789,000
Income taxes	$350,000	$5,050,000	$11,038,000
Non-cash financing activities:
Capital lease obligations	$—	$24,000	$614,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Operations

The Company

     Meade Instruments Corp. (the “Company”), a Delaware corporation, is a multinational consumer and industrial optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical and digital imaging products. The Company has operations in the United States, Germany and Mexico.

2.	Summary of Significant Accounting Policies

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its 100%-owned subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.

     Revenue recognition

     Revenues are generally recorded when title transfers and the risks of ownership are passed to customers. Under certain circumstances, the Company accepts product returns. Material management judgments must be made and used in connection with establishing the sales returns estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

     Foreign currency translation

     The assets and liabilities of the Company’s foreign operations are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity as a component of other comprehensive income.

     Allowance for doubtful accounts

     Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of the Company’s customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances may be required. While credit losses have historically been within management’s expectations and the provisions established, significant deterioration in the liquidity or financial position of any of the Company’s major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

     Inventories

     Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Historically, the net realizable value of the Company’s inventories has been within management’s estimates. However, if the Company is not able to meet its sales expectations; or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results.

     Property and equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements are depreciated over seven to twenty-five years. All other property and equipment, except property held under capital leases, is depreciated over three to seven years. Properties held under capital leases are recorded at the present value of the noncancellable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets.

     Goodwill and intangibles

     The difference between the purchase price and the fair value of net assets acquired (goodwill) at the date of acquisition is included in the accompanying consolidated balance sheets in other assets. Goodwill and intangible assets are amortized over the estimated period to be benefited which ranges from seven to fifteen years. Goodwill and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company reviews the recoverability by comparing the estimated future cash flows on an undiscounted basis to the net book value of the assets. In the event that projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets are written down to their fair value, less costs to sell. Fair value is generally based on a discounted cash flow analysis. Assets that are to be disposed of are measured at the lower of cost or fair value, less costs to sell. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142 the Company will no longer be required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. The Company is currently evaluating the provisions of SFAS No. 142 but expects that the provisions will not have a material effect on it financial position or results of operations upon adoption.

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

     Advertising

     The Company expenses the production costs of advertising as incurred. For the years ended February 28 (29), 2002, 2001 and 2000, the Company incurred advertising and marketing expenses of approximately $2,857,000, $10,800,000 and $6,400,000, respectively.

     Research and development

     Expenditures for research and development costs are charged to expense as incurred.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Earnings (loss) per share

     Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Potential shares of common stock of 65,000 have been excluded from diluted weighted average shares of common stock for fiscal 2002, as the effect would be anti-dilutive.

     The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the fiscal years ended February 28 (29), 2002, 2001 and 2000.

	Year Ended February 28 (29),

	2002	2001	2000

Net income (loss)	$(1,442,000)	$1,286,000	$11,955,000

Shares outstanding — basic	15,100,000	14,700,000	14,112,000
Effect of dilutive securities:
Stock options	—	900,000	832,000

Shares outstanding — diluted	15,100,000	15,600,000	14,944,000

Net income — basic	$(0.10)	$0.09	$0.85

Net income — diluted	$(0.10)	$0.08	$0.80

     On May 5, 2000, the Company declared a two-for-one stock split of the Company’s common stock, which was effected in the form of a stock dividend. The dividend was paid on June 19, 2000 to stockholders of record on May 22, 2000. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split.

     Comprehensive income

     Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In the accompanying financial statements for the fiscal years ended February 28/29, 2001 and 2000, the only component of comprehensive income other than net income is currency translation adjustments. For the fiscal year ended February 28, 2002, the Company had other comprehensive income (loss) of $(200,000) consisting of a $(174,000) currency translation adjustment and a $(26,000) adjustment to the fair value of an interest rate swap the Company was required to enter into under the terms of its credit agreement.

     Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. One of the Company’s significant customers and several smaller customers filed bankruptcy during fiscal 2001. Several customers filed for bankruptcy during fiscal 2002 as well. Based upon the Company’s assessment of the recoverability of the receivables from these customers and in the opinion of management, the Company has established adequate provisions related to these receivables.

     Fair value of financial instruments

     The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and short-term loans approximate fair value due to the short maturity of these instruments. The carrying value long-term debt approximates its fair value.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Derivative Instruments and Hedging Activities

     The Company may enter into interest rate swap agreements or foreign exchange contracts to offset certain operational and balance sheet exposures and to manage its exposure to interest and exchange rate movements. These contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. The Company uses interest rate swaps to convert floating-rate debt to fixed-rate debt. Interest rate swap agreements are executed as an integral part of specific debt transactions and involve payment of a fixed rate and receipt of a floating rate and specified intervals. The Company may enter into foreign exchange contracts to manage risk associated with fluctuations on certain firm sales and purchase commitments denominated in foreign currencies.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a “fair value” hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or Other Comprehensive Income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

     When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. A derivative ceases to be highly effective when (a) the Company determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as firm commitments or forecasted transactions, (b) it is no longer probable that the forecasted transaction will occur, (c) the derivative expires or is sold, terminated or exercised, or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In a situation in which

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

     Use of estimates in the preparation of financial statements

     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

     Stock-based compensation

     The Company has adopted the disclosure only provisions of SFAS No. 123 for stock options issued to employees. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board No. 25.

     Accounting pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The FASB also issued SFAS No. 143, Accounting for Obligations Associated with the retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superceded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142 the Company will no longer be required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. The Company is currently evaluating the provisions of SFAS No. 142 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 is effective in fiscal years beginning after December 15, 2001 and, in general, is to be applied prospectively. The Company is currently evaluating the provisions of SFAS No. 144 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

     Reclassifications

     Certain reclassifications have been made to conform prior year information to the fiscal 2002 presentation.

3.	Bank Debt

     In September 2001, the Company refinanced its bank borrowings by entering into a new credit agreement (the “U.S. Credit Agreement”) with a bank. The U.S. Credit Agreement provided the Company with a $32,100,000 credit facility consisting of a $30,000,000 revolving credit line and a $2,100,000 term loan. In April 2002, the U.S. Credit Agreement was amended providing the Company with a $27,100,000 credit facility consisting of a $25,000,000 revolving credit line (the “U.S. Revolving Loan”) and a $2,100,000 term loan (the “U.S. Term Loan”). Availability under the U.S. Revolving Loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. Amounts outstanding on the U.S. Revolving Loan and U.S. Term Loan at February 28, 2002 were $2.0 million and $1.9 million, respectively. Availability under the U.S. Revolving Loan at February 28, 2002 was approximately $7,800,000. The U.S. Term Loan is secured by domestic machinery and equipment. The credit facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants. Outstanding amounts on the U.S. Revolving Loan and U.S. Term Loan bear interest at the bank’s base rate or LIBOR rate plus applicable margins (5.1% and 7.9%, respectively at February 28, 2002).

     Under the terms of the U.S. Credit Agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 28, 2002 was a loss of $26,000 which is included in other comprehensive income for the year ended February 28, 2002.

     In August 2001, the Company’s German subsidiary entered into an agreement with a bank to provide up to approximately $3.8 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2002 and a five-year term loan of approximately $1.3 million secured by land and buildings owned by the German subsidiary (collectively, the “European Loans”). Outstanding amounts on the revolving loan and the term loan in Europe at February 28, 2002 were $1.2 million and $1.1 million, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (5.5% and 6.0%, respectively at February 28, 2002).

Aggregate maturities of long-term debt at February 28, 2002 are as follows:

Fiscal Year:	Amount

2003	$531,000
2004	531,000
2005	1,196,000
2006	736,000

Total	$2,994,000

4.	Commitments and Contingencies

     In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. Lease commitments for this lease are subject to 9% increases at the beginning of the months 31, 61 and 91. In February 2000, the Company entered into a lease for warehouse space located near the Company’s corporate headquarters. The warehouse lease expires in 2003.

     In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The lease term is five years with three, five-year renewal options. In January 2000, the Company entered into a lease for an office, repair and distribution facility in Graefelfing, Germany.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 2001 that have remaining terms in excess of one year are as follows:

Fiscal Year	Capital	Operating

2003	$198,000	$2,014,000
2004	29,000	1,174,000
2005	—	1,070,000
2006	—	1,070,000
2007	—	1,070,000
Thereafter	—	778,000

Net minimum lease payments	227,000	$7,176,000

Less amount representing interest	12,000

Capital lease obligations	$215,000

     For the fiscal years ended February 28 (29), 2002, 2001 and 2000, the Company incurred rent expense of $2,312,000, $2,294,000 and $1,521,000, respectively.

     In October 2001, the Company filed suit against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”), charging the two companies with patent infringement and unfair competition. The complaint alleges that a number of Tasco’s and Celestron’s consumer telescopes willfully infringe one of the Company’s U.S. patents. In addition to seeking compensation for damages incurred, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe the Company’s patent. Tasco and Celestron filed an answer and a counterclaim which deny the Company’s allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

     On June 3, 1998, a complaint was filed against the Company by Reddwarf Starware, LLC (“Reddwarf”) alleging infringement of a U.S. patent by the Company. On April 29, 1999, the Company filed a motion requesting summary judgment that the Company had not infringed the patent and a motion requesting summary judgment that the patent was invalid. On June 30, 1999, the court granted the motion for summary judgment of non-infringement. On July 2, 1999, the court held that the Company had not infringed the patent. On or about July 10, 2001, Reddwarf filed a petition for a writ of certiorari, seeking review by the United States Supreme Court. On October 23, 2001, the Supreme Court denied the petition for a writ of certiorari thus concluding the matter in the Company’s favor.

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company.

     The Company continues to be impacted by softness in the consumer market as well as a competitive pricing pressures, which has resulted in lower sales across most of the Company’s major product lines. During the year, the Company generated $13,428,000 in cash flow from operations and was able to reduce amounts outstanding under its line of credit and long-term debt by $12,743,000. In order for the Company to return to profitability, it will need to either increase sales or reduce costs, while continuing to generate cash flow from operations. The Company continues to depend upon operating cash flow and availability of its bank line of credit to provide short-term liquidity. Management believes that operating cash flow and bank borrowing capacity should provide sufficient liquidity for the Company’s obligations for the next twelve months. Should the Company be unable to return to profitability and sustain its cash flows, it may be required to seek additional sources of capital; however there can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

5.	Employee Stock Ownership Plan

     Adoption of the ESOP was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 60th birthday, (ii) becomes disabled (as defined), (iii) dies, or (iv) achieves three years of credited service (as defined). Distributions of a participant’s vested account are directed by the ESOP’s Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market.

     In April 1996, the ESOP purchased 3,000,000 shares of common stock held by the existing stockholders for $11,000,000. The ESOP financed the purchase of the common stock (the “financed shares”) with the proceeds of an $11,000,000 term loan (the “acquisition loan”) from the Company. The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the “ESOP trust”). The ESOP pledged the financed shares to the Company as security for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty-year term and bears interest at 6%

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     For the years ended February 28 (29), 2002, 2001 and 2000, the Company recognized ESOP contribution expense of $1,367,000, $2,997,000 and $1,861,000, respectively.

     As of February 28, 2002, approximately 1,426,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 1,574,000 shares in suspense at February 28, 2002, including approximately 325,000 shares committed to be released as of February 28, 2002.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 2002 was $2.55 per share, the market price as determined by the Nasdaq National Market. At February 28, 2002 there was no repurchase obligation.

6.	Income Taxes

     Pretax income (loss) from continuing operations for each of the three years ended February 28 (29), 2002, 2001 and 2000 consists of the following:

	Year Ended February 28 (29),

	2002	2001	2000

Domestic	$(2,496,000)	$2,847,000	$19,474,000
Foreign	209,000	28,000	1,529,000

	$(2,287,000)	$2,875,000	$21,003,000

     Significant components of the provision for income taxes are as follows:

	Year Ended February 28 (29),

	2002	2001	2000

Current:
Federal	$(609,000)	$766,000	$9,753,000
State	(84,000)	266,000	1,976,000
Foreign	(168,000)	—	676,000

	(861,000)	1,032,000	12,405,000

Deferred:
Federal	51,000	508,000	(2,886,000)
State	(51,000)	49,000	(575,000)
Foreign	16,000	—	104,000

	16,000	557,000	(3,357,000)

	$(845,000)	$1,589,000	$9,048,000

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended
	February 28 (29),

	2002	2001	2000

Federal income tax rate	(34.0)%	34.0%	35.0%
State income taxes, net of federal income tax benefit	(8.1)	12.3	5.7
Non-deductible ESOP charge	2.6	26.3	1.7
Favorable resolution of tax issues	3.0	(15.7)	—
Other	(0.4)	(1.6)	0.7

	(36.9)%	55.3%	43.1%

     The significant components of the net deferred tax asset were as follows:

	February 28,	February 28,
	2002	2001

Sales returns	$1,733,000	$2,754,000
Inventory and accounts receivable	4,023,000	2,618,000
Accrued liabilities	955,000	1,202,000
Other	300,000	341,000

	$7,011,000	$6,915,000

7.	Business Segments, Geographic Data and Major Customers

     The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company is organized and operates as one segment in two principal geographic locations — North America and Europe. The following tables present information about product sales and geographic data for the fiscal years ended February 28 (29), 2002, 2001 and 2000.

	Year Ended February 28 (29),

	2002	2001	2000

Product sales:
Telescope and telescope accessories	$81,864,000	$113,610,000	$117,393,000
Binoculars	9,960,000	7,732,000	8,135,000
Other	2,894,000	1,658,000	1,280,000

	$94,718,000	$123,000,000	$126,808,000

	Year Ended February 28 (29),

	2002	2001	2000

Geographic data — product sales:
North America	$69,290,000	$97,300,000	$98,309,000
Germany	16,631,000	13,751,000	15,734,000
Other foreign	8,797,000	11,949,000	12,765,000

	$94,718,000	$123,000,000	$126,808,000

	Year Ended February 28 (29),

	2002	2001	2000

Geographic data — long-lived assets:
North America	$6,218,000	$6,666,000	$5,461,000
Germany	4,579,000	4,989,000	5,093,000

	$10,797,000	$11,655,000	$10,554,000

     The Company generated 13% of its revenue from one customer and 11% of its revenue from another customer during the year ended February 28, 2002. The Company generated 13% of its revenue from one customer

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the year ended February 28, 2001. No single customer accounted for 10% or more of the Company’s revenue for the year ended February 29, 2000.

8.	Stock Incentive Plan

     In February 1997, the Company’s Board of Directors adopted the 1997 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company has received director and stockholder approval to grant options and other awards with respect to 4,000,000 shares of common stock under the Plan. Awards under the Plan generally vest after six months and become exercisable over a four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company’s non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company’s Annual Meeting each year. The directors’ options vest in equal annual amounts over three years. Option activity during fiscal years 2001 and 2000 was as follows:

		Weighted
	Option	Average
	Shares	Exercise Price

Options outstanding at February 28, 1999	1,798,000	4.18
Granted	940,000	5.57
Exercised	(248,000)	3.77
Forfeited	(64,000)	5.09

Options outstanding at February 29, 2000	2,426,000	4.92
Granted	1,266,000	8.78
Exercised	(258,000)	4.20
Forfeited	(11,000)	6.94

Options outstanding at February 28, 2001	3,423,000	6.41
Granted	43,000	5.33
Exercised	—	—
Forfeited	(9,000)	6.51

Options outstanding at February 28, 2002	3,457,000	6.39

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$3.22 – $3.81	365,000	5.2 years	$3.55	362,000	$3.55
$4.44 – $5.59	2,291,000	7.2 years	$4.92	1,738,000	4.87
$6.25 – $10.31	59,000	8.0 years	$8.12	28,000	8.59
$11.06 – $12.13	668,000	8.0 years	$11.20	339,000	11.21
$17.13 – $27.75	74,000	8.3 years	$21.29	32,000	21.24

	3,457,000			2,499,000

     The exercise price of options granted to employees was equal to the market price at the grant date. Options granted to employees generally become exercisable 25% after one year and ratably over the following 36 months or as otherwise determined by the Board of Directors. At February 28, 2002, 3,453,000 outstanding options for common stock were vested. The option prices range from $3.22 to $27.75 per share and are exercisable over periods ending no later than 2012.

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans,

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consistent with the method prescribed by SFAS No. 123, the Company’s net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below.

	Year Ended February 28 (29),

	2002	2001	2000

Pro forma:
Net income (loss) available to common stockholders	$(3,521,000)	$(690,000)	$11,362,000
Earnings (loss) per share-basic	(0.23)	(0.05)	0.81
Earnings (loss) per share-diluted	(0.23)	(0.05)	0.73

     The pro forma disclosures are not representative of the effects on net income available to common stockholders and earnings per share in future years.

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended February 28 (29)

	2002	2001	2000

Weighted average expected life (years)	4.0	4.0	4.0
Volatility	93.8%	83.5%	38.6%
Risk-free interest rate	4.18%	5.01%	6.64%
Expected dividends	None	None	None
Weighted average fair value of options granted	$3.62	$5.64	$2.28

9.	Composition of Certain Balance Sheet Accounts

     The composition of inventories is as follows:

	February 28,	February 28,
	2002	2001

Raw materials	$8,529,000	$9,915,000
Work in process	4,997,000	7,919,000
Finished goods	16,277,000	23,817,000

	$29,803,000	$41,651,000

     The composition of other assets is as follows:

	February 28,	February 28,
	2002	2001

Goodwill	$2,325,000	$2,325,000
Trademarks	1,398,000	1,398,000
Other long-term assets	1,060,000	742,000

	4,783,000	4,465,000
Accumulated amortization	(594,000)	(515,000)

	$4,189,000	$3,950,000

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The composition of property and equipment is as follows:

	February 28,	February 28,
	2002	2001

Land	$158,000	$164,000
Buildings	1,634,000	1,679,000
Molds and dies	5,540,000	5,041,000
Machinery and equipment	3,325,000	3,224,000
Furniture and fixtures	1,900,000	1,810,000
Autos and trucks	176,000	176,000
Leasehold improvements	1,131,000	1,077,000

	13,864,000	13,171,000
Less accumulated depreciation and amortization	(7,256,000)	(5,466,000)

	$6,608,000	$7,705,000

     The gross value of assets under capital leases included above are $636,000 and $1,724,000 at February 28, 2002, and February 28, 2001, respectively. For the fiscal years ended February 28 (29), 2002, 2001 and 2000, the Company incurred depreciation expense of $1,790,000, $1,551,000 and $1,156,000, respectively.

     The composition of accrued liabilities is as follows:

	February 28,	February 28,
	2002	2001

Salaries, wages, bonuses and other associated payroll costs	$1,254,000	$1,110,000
Advertising, cooperative advertising, shows and convention expenses	759,000	1,609,000
Professional fees	758,000	225,000
Other	862,000	1,107,000

	$3,633,000	$4,051,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2002	MEADE INSTRUMENTS CORP.

	By:	/s/ JOHN C. DIEBEL

John C. Diebel Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. DIEBEL John C. Diebel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 29, 2002

/s/ STEVEN G. MURDOCK Steven G. Murdock	Director, President, Chief Operating Officer and Secretary	May 29, 2002

/s/ BRENT W. CHRISTENSEN Brent W. Christensen	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2002

/s/ JOSEPH A. GORDON, JR. Joseph A. Gordon, Jr.	Director and Senior Vice President — North American Sales	May 29, 2002

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	May 29, 2002

/s/ HARRY L. CASARI Harry L. Casari	Director	May 29, 2002

Michael P. Hoopis	Director

Vernon L. Fotheringham	Director

II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Accounts	Deductions(1)	of Period

Year ended February 29, 2000	$2,243,000	$1,598,000	$82,000	$62,000	$3,861,000
Year ended February 28, 2001	$3,861,000	$1,867,000		$3,553,000	$2,175,000
Year ended February 28, 2002	$2,175,000	$2,090,000		$2,033,000	$2,232,000

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Excess Inventories	Period	and Expenses	Accounts	Deductions	of Period

Year ended February 29, 2000	$1,725,000	$859,000			$2,584,000
Year ended February 28, 2001	$2,584,000	$6,522,000			$9,106,000
Year ended February 28, 2002	$9,106,000	$281,000		288,000	$9,099,000

(1)	Write-off of delinquent accounts

EXHIBIT INDEX

Exhibit		Incorporation
Number	Description	Reference

2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, Rudolph Bresser, the Company and Meade Instruments Europe Corp., a California corporation (excluding Exhibits and Schedules thereto)	(h)
3.1†	Certificate of Incorporation of the Company, as amended	(c)
3.2†	Amended and Restated Bylaws of the Company	(i)
3.3†	Amendment to Amended and Restated Bylaws of the Company	(j)
4.1†	Specimen stock certificate	(d)
10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between The Irvine Company and the Company	(a)
10.13†	Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), as amended and restated effective as of January 1, 1999	(f)
10.14†	Employee Stock Ownership Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A	(e)
10.15†	Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996, between the ESOP and the Company, as amended	(a)
10.20†	Form of Trademark Distribution Agreement for EEC Countries	(a)
10.21†	Form of Trademark Distribution Agreement for Non-EEC Countries	(a)
10.24†	Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing Corp.	(b)
10.29†	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(m)
10.30†	Form of Agreement of Merger, by and between the Company and the predecessor of the Company	(b)
10.33†	Agreement, dated as of May 5, 1998, by and between the Company and Weidy Optical Co., Ltd.	(e)
10.35†	Form Indemnification Agreement, by and between the Company and each member of the Board of Directors and certain executive officers	(e)
10.42†	Form Employment Agreement, by and between the Company and current executive officers of the Company	(j)
10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)
10.44†	Amendment No. 1 to Amended and Restated Employee Stock Ownership Plan	(k)
10.45†	Credit Agreement, dated as of September 24, 2001, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(l)
10.46	Amendment No. 1 to Credit Agreement, dated as of April 15, 2002, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)
23.1	Consent of PricewaterhouseCoopers LLP

†	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(j)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.