Form 10-Q
period 2002-05-31
MEADE INSTRUMENTS CORP
filed 2002-07-15
CIK 1032067

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

                       FOR THE QUARTER ENDED MAY 31, 2002
                                       OR

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

                                 Yes [X] No [ ]

    Number of shares of common stock outstanding as of May 31, 2002 is 16,481,000.

================================================================================


                                              MEADE INSTRUMENTS CORP.

                                                 TABLE OF CONTENTS

                                          PART I -- FINANCIAL INFORMATION


                                                                                                          Page No.
                                                                                                          --------
Consolidated Balance Sheets (Unaudited)-- May 31, 2002 and February 28, 2002.............................     1

Consolidated Statements of Operations (Unaudited) -- Three Months Ended May 31, 2002 and 2001............     2

Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended May 31, 2002 and 2001............     3

Notes to Consolidated Financial Statements (Unaudited)...................................................     4

Management's Discussion and Analysis of Financial Condition and Results of Operations....................     7

                                            PART II -- OTHER INFORMATION

Other Information........................................................................................     10

SIGNATURES...............................................................................................     13

ITEM 1.   FINANCIAL STATEMENTS.

                                             MEADE INSTRUMENTS CORP.

                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                     ASSETS

                                                                                     MAY 31,       FEBRUARY 28,
                                                                                      2002            2002
                                                                                  -------------   -------------
Current assets:
    Cash ......................................................................   $  1,056,000    $  1,249,000
    Accounts receivable, less allowance for doubtful accounts of $2,196,000
       at May 31, 2002 and $2,232,000 at February 28, 2002 ....................     15,216,000      12,184,000
    Inventories ...............................................................     30,017,000      29,803,000
    Deferred income taxes .....................................................      7,011,000       7,011,000
    Prepaid income taxes ......................................................      3,389,000       3,118,000
    Prepaid expenses and other current assets .................................        634,000         661,000
                                                                                  -------------   -------------
              Total current assets ............................................     57,323,000      54,026,000
Other assets ..................................................................      3,881,000       4,189,000
Property and equipment, net of accumulated depreciation of $7,578,000
    at May 31, 2002 and $7,256,000 at February 28, 2002 .......................      6,664,000       6,608,000
                                                                                  -------------   -------------
                                                                                  $ 67,868,000    $ 64,823,000
                                                                                  =============   =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit .......................................................   $  4,894,000    $  3,234,000
    Accounts payable ..........................................................      6,120,000       4,671,000
    Accrued liabilities .......................................................      3,767,000       3,601,000
    Current portion, long-term debt and capital lease obligations .............        689,000         718,000
                                                                                  -------------   -------------

              Total current liabilities .......................................     15,470,000      12,224,000
Long-term bank debt ...........................................................      2,417,000       2,463,000
Long-term capital lease obligations, net of current portion ...................             --          28,000
                                                                                  -------------   -------------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       16,481,000 shares issued and outstanding at May 31, 2002 and
       at February 28,2002 ....................................................        165,000         165,000
    Additional paid-in capital ................................................     32,574,000      32,574,000
    Retained earnings .........................................................     21,794,000      22,301,000
    Accumulated other comprehensive income ....................................       (399,000)       (559,000)
                                                                                  -------------   -------------
                                                                                    54,134,000      54,481,000
    Unearned ESOP shares ......................................................     (4,153,000)     (4,373,000)
                                                                                  -------------   -------------
              Total stockholders' equity ......................................     49,981,000      50,108,000
                                                                                  -------------   -------------
                                                                                  $ 67,868,000    $ 64,823,000
                                                                                  =============   =============

                          See accompanying notes to consolidated financial statements.

                                                       1


                                   MEADE INSTRUMENTS CORP.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MAY 31,
                                                               -----------------------------
                                                                   2002            2001
                                                               -------------   -------------
Net sales ..................................................   $ 20,053,000    $ 16,144,000
Cost of sales ..............................................     13,866,000      11,492,000
                                                               -------------   -------------
    Gross profit ...........................................      6,187,000       4,652,000
Selling expenses ...........................................      3,015,000       2,238,000
General and administrative expenses ........................      2,787,000       2,449,000
ESOP contribution expense ..................................        250,000         308,000
Research and development expenses ..........................        730,000         597,000
                                                               -------------   -------------
    Operating (loss) .......................................       (595,000)       (940,000)
Interest expense ...........................................        239,000         339,000
                                                               -------------   -------------
Loss before income taxes ...................................       (834,000)     (1,279,000)
Benefit for income taxes ...................................       (327,000)       (481,000)
                                                               -------------   -------------
Net loss ...................................................   $   (507,000)   $   (798,000)
                                                               =============   =============
Basic earnings (loss) per share ............................   $      (0.03)   $      (0.05)
                                                               =============   =============
Diluted earnings (loss) per share ..........................   $      (0.03)   $      (0.05)
                                                               =============   =============
Weighted average number of shares outstanding -- basic .....     15,052,000      14,995,000
                                                               =============   =============
Weighted average number of shares outstanding -- diluted ...     15,052,000      14,995,000
                                                               =============   =============

                 See accompanying notes to consolidated financial statements.

                                              2

                                       MEADE INSTRUMENTS CORP.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                  MAY 31,
                                                                        ---------------------------
                                                                            2002           2001
                                                                        ------------   ------------
Cash flows from operating activities:
    Net loss ........................................................   $  (507,000)   $  (798,000)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
    Depreciation and amortization ...................................       502,000        562,000
    ESOP contribution ...............................................       250,000        308,000
    Allowance for doubtful accounts .................................       (38,000)       317,000
    Changes in assets and liabilities:
       Increase in accounts receivable ..............................    (2,928,000)    (1,235,000)
       Decrease in inventories ......................................       129,000      5,695,000
       Increase in prepaid expenses and other assets ................      (217,000)       (69,000)
       Increase in accounts payable .................................     1,363,000        250,000
       Increase (decrease) in accrued liabilities ...................        54,000       (871,000)
       Decrease in income taxes payable .............................            --       (295,000)
                                                                        ------------   ------------
              Net cash provided by (used in) operating activities ...    (1,392,000)     3,864,000
                                                                        ------------   ------------
Cash flows from investing activities:
    Capital expenditures ............................................      (207,000)    (1,510,000)
                                                                        ------------   ------------
              Net cash used in investing activities .................      (207,000)    (1,510,000)
                                                                        ------------   ------------
Cash flows from financing activities:
    Net borrowings (payments) under bank line of credit .............     1,582,000     (1,340,000)
    Payments on long-term debt ......................................      (134,000)      (250,000)
    Payments under capital lease obligations ........................       (56,000)       (76,000)
                                                                        ------------   ------------
              Net cash provided by (used in) financing activities ...     1,392,000     (1,666,000)
                                                                        ------------   ------------
Effect of exchange rate changes on cash .............................        14,000        118,000
                                                                        ------------   ------------
Net increase (decrease) in cash .....................................      (193,000)       806,000
Cash at beginning of period .........................................     1,249,000      1,186,000
                                                                        ------------   ------------
Cash at end of period ...............................................   $ 1,056,000    $ 1,992,000
                                                                        ============   ============

                    See accompanying notes to consolidated financial statements.
                                                 3

                             MEADE INSTRUMENTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY AND ARE UNAUDITED.

         In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended May 31, 2002 and 2001, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                       MAY 31,        FEBRUARY 28,
                                         2002             2002
                                    --------------- -----------------
Raw materials....................   $    8,562,000   $    8,529,000
Work-in-process..................        4,875,000        4,997,000
Finished goods...................       16,580,000       16,277,000
                                    ---------------  ---------------
                                    $   30,017,000   $   29,803,000
                                    ===============  ===============

C. COMMITMENTS AND CONTINGENCIES

In October 2001 and June 2002, the Company filed suit against Tasco
Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), and other related parties, charging the defendants with patent infringement and unfair competition. The complaints allege that a number of Tasco's and Celestron's consumer telescopes willfully infringe two of the Company's U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe the Company's patents. Tasco and Celestron filed an answer to the October 2001 suit and a counterclaim which deny the Company's allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. Also in June 2002, the Company filed suit against Tasco, Celestron and other related parties, charging the defendants, among other things, with fraudulently obtaining a U.S. patent. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

         In May 2002, the Company was sued by two individuals for unfair business practices. The complaint alleges, among other things that certain of the Company's packaging and marketing materials are misleading. The Company has not yet answered this compliant. While the Company believes the compliant is without merit, due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this matter.

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the Company.

         The Company continues to be impacted by softness in the consumer market as well as competitive pricing pressures, despite improved gross margins during the first quarter of fiscal year 2003. During the fiscal year ended February 28, 2002, the Company generated cash flow from operations sufficient to reduce amounts outstanding under its lines of credit and long-term debt by $12.7 million. During the first quarter of fiscal 2003, the Company continued to make scheduled principal payments on its long-term debt and borrowed approximately $1.6 million on its lines of credit to support its working capital needs. In order for the Company to return to profitability, it will need to continue to increase sales or reduce costs, and manage its working capital to generate cash flow from operations. The Company continues to depend upon operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at June 30, 2002 was over $8 million. Management believes that operating cash flow and bank borrowing capacity should provide sufficient liquidity for the Company's obligations for the next twelve months. Should the Company be unable to return to profitability and sustain its cash flows, it may be required to seek additional sources of capital; however there can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

D. NET INCOME PER SHARE

         Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Due to the net loss in each quarter presented, potential shares of common stock of 280,000, and 94,000 have been excluded from diluted weighted average shares of common stock for the three months ended May 31, 2002 and 2001, respectively, as the effect would be anti-dilutive.

E. COMPREHENSIVE INCOME

         Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), comprehensive income in the accompanying financial statements includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the quarter ended May 31, 2002, the Company had other comprehensive income (loss) as follows:

                                                                  THREE MONTHS
                                                                  ENDED MAY 31,
                                                                      2002
                                                                ---------------
Net loss....................................................    $     (507,000)
Currency translation adjustment.............................           215,000
Change in fair value of foreign currency forward contracts..           (60,000)
Change in fair value of interest rate swap..................             5,000
                                                                ---------------
Total other comprehensive income (loss).....................    $     (347,000)
                                                                ===============

F. GOODWILL

         In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141") and Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 established new accounting and reporting standards for business combinations that require the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods for periodically evaluating goodwill for impairment. The Company adopted the provisions of these statements in the quarter ended May 31, 2002. The implementation of SFAS 142 resulted in a reduction of goodwill amortization of approximately $60,000 per quarter. Implementation of SFAS 141 was not material to the Company's financial position or results of operations. The following pro forma summary presents the Company's net income (loss) and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for the three months ended May 31, 2002 and 2001 and for the three most recently completed fiscal years:

                                           THREE MONTHS ENDED
                                                MAY 31,                          YEAR ENDED FEBRUARY 28 (29)
                                    --------------------------------- --------------------------------------------------
                                         2002             2001              2002             2001             2000
                                     ---------------- ---------------- ----------------  ---------------- ---------------
Reported net income (loss).....      $      (507,000) $      (798,000) $    (1,442,000)  $     1,286,000  $   11,955,000
Add back goodwill amortization,
net of tax.....................                   --           36,000          144,000           144,000          72,000
                                     ---------------- ---------------- ----------------  ---------------- ---------------
Adjusted net income (loss).....      $      (507,000) $      (762,000) $    (1,298,000)  $     1,430,000  $   12,027,000
                                     ================ ================ ================  ================ ===============
Reported basic earnings (loss)
per share......................      $         (0.03) $         (0.05) $         (0.10)  $          0.09  $         0.85
                                     ================ ================ ================  ================ ===============
Reported diluted earnings (loss)
per share......................      $         (0.03) $         (0.05) $         (0.10)  $          0.08  $         0.80
                                     ================ ================ ================  ================ ===============
Adjusted basic earnings (loss)
per share......................      $         (0.03) $         (0.05) $         (0.09)  $          0.10  $         0.85
                                     ================ ================ ================  ================ ===============
Adjusted diluted earnings (loss)
per share......................      $         (0.03) $         (0.05) $         (0.09)  $          0.09  $         0.80
                                     ================ ================ ================  ================ ===============

                             MEADE INSTRUMENTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                                   MAY 31, 2002                           FEBRUARY 28, 2002
                                      ---------------------------------------   --------------------------------------
                                       NOTIONAL AMOUNT         FAIR VALUE         NOTIONAL AMOUNT       FAIR VALUE
                                      ------------------ --------------------   ------------------- ------------------
Interest rate swap agreement .......   $     1,820,000    $       (21,000)       $     1,925,000     $       (26,000)
Fair value forward currency
  contracts ........................   $       800,000    $       (35,000)                    --                  --
Cash flow forward currency
  contracts ........................   $     1,400,000    $       (60,000)                    --                  --


         At May 31, 2002, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income as these items have been designated and qualify as cash flow hedges. The change in the fair value of the fair value forward currency contracts has been recorded in earnings. The settlement dates on the forward currency contracts vary based on the underlying instruments through November 2002.

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

         THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001

         Net sales for the first quarter of fiscal 2003 were $20.1 million compared to $16.1 million for the first quarter of fiscal 2002, an increase of 24.2%. The increase in sales was principally due to sales of the Company's CaptureViewTM, a recently introduced binocular that features a built-in digital camera.

         Gross profit increased from $4.7 million (28.8% of net sales) for the first quarter of fiscal 2002 to $6.2 million (30.9% of net sales) for the first quarter of fiscal 2003, an increase of 33.0%. The increase in gross profit as a percent of net sales was due to margin contribution from the CaptureView at levels higher than those of many of the Company's other products and a shift in product mix to higher margin manufactured products.

         Selling expenses increased from $2.2 million (13.9% of net sales) for the first quarter of fiscal 2002 to $3.0 million (15.0% of net sales) for the first quarter of fiscal 2002, an increase of 34.7%. The increase was due to television, radio and print advertising costs associated with the launch of CaptureView. The Company does not expect marketing and advertising expenses to continue to increase at this rate over the remainder of the fiscal year. The promotional campaign associated with the CaptureView was principally a first-quarter event.

         General and administrative expenses increased from $2.4 million (15.2% of net sales) for the first quarter of fiscal 2002 to $2.8 million (13.9% of net sales) for the first quarter of fiscal 2003, an increase of 13.8%. This increase was due to legal and other costs associated with negotiations and due diligence regarding the possible acquisition of the assets of Tasco Worldwide Inc. and Celestron International Inc. Those negotiations were terminated prior to the end of the quarter.

         ESOP contribution expense decreased from $308,000 (1.9% of net sales) for the first quarter of fiscal 2002 to $250,000 (1.2% of net sales) for the first quarter of fiscal 2003, a decrease of 18.8%. The decrease in this non-cash charge was due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the market value of the Company's common stock changes.

         Research and development expenses increased from $597,000 (3.7% of net sales) for the first quarter of fiscal 2002 to $730,000 (3.6% of net sales) for the first quarter of fiscal 2003, an increase of 22.3%. The Company expects research and development expenses to continue to increase as the Company continues to introduce new consumer related products and leverage its core competencies into the development of industrial products for application in the areas of free-space optics and digital imaging.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended May 31, 2002 the Company funded its operations with short-term bank borrowings. Internally generated cash flow from the net loss adjusted for non-cash charges decreased due to increases in accounts receivable that were partially offset by increases in accounts payable. With increased sales during the quarter, accounts receivable increased. The increase in accounts payable was due to a mix of longer payment terms from selected vendors of selected products as well as cash disbursement management. Net working capital totaled approximately $41.9 million at May 31, 2002, compared to $41.8 million at February 28, 2002. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         Capital expenditures, including financed purchases of equipment, aggregated $207,000 and $1,510,000 for the three months ended May 31, 2002 and 2001, respectively. The Company had no material capital expenditure commitments at May 31, 2002.

         The Company continues to be impacted by softness in the consumer market as well as competitive pricing pressures, despite improved gross margins during the first quarter of fiscal year 2003. During the fiscal year ended February 28, 2002, the Company generated cash flow from operations sufficient to reduce amounts outstanding under its lines of credit and long-term debt by $12.7 million. During the first quarter of fiscal 2003, the Company continued to make scheduled principal payments on its long-term debt and borrowed approximately $1.6 million on its line of credit to support its working capital needs. In order for the Company to return to profitability, it will need to continue to increase sales or reduce costs, and manage its working capital to generate cash flow from operations. The Company continues to depend upon operating cash flow and availability of its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at June 30, 2002 was over $8 million. Management believes that operating cash flow and bank borrowing capacity should provide sufficient liquidity for the Company's obligations for the next twelve months. Should the Company be unable to return to profitability and sustain its cash flows, it may be required to seek additional sources of capital; however there can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued Statement of Accounting Financial Standards No. 143 ("SFAS No. 143"), ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF LONG-LIVED ASSETS, and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, in August and October 2001, respectively.

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

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to further develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of Meade Europe, the Company's European subsidiary, in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

         In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any significant interruption of the Company's manufacturing abilities in its domestic or Mexican facilities or in any of its suppliers located in the far east; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability and increasing ESOP charges in the event the market price of the Company's stock increases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

         The Company conducts business in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Meade's revenues or results of operations. There can be no assurance that foreign currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, revenues and financial condition.

         The Company has adopted a foreign currency hedging program that utilizes foreign currency forward contracts to hedge variable cash flows associated with recognized liabilities and to hedge exposure to changes in the fair value of unrecognized firm commitments. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The instruments that Meade uses for hedging are readily marketable traded forward contracts with financial institutions. Meade expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. During the three months ended May 31, 2002, the Company entered into fair value forward currency contracts with notional amounts aggregating $800,000 and cash flow forward currency contracts with notional amounts aggregating $1.4 million. The fair value of these contracts at May 31, 2002 were ($35,000), and ($60,000), respectively.

         Under the terms of the U.S. Credit Agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the three months ended May 31, 2002 was a gain of $5,000 which is included in other comprehensive income for the three months then ended.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System With Distributed Intelligence." In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which it denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company's patent, for declaratory judgment that the Company's patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron's trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron's design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

         On June 4, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties charging the defendant with patent infringement. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleges that the defendants willfully infringed Meade's Patent No. 6,392,799, entitled "Fully Automated Telescope System With Distributed Intelligence." The patent covers the Company's "level the telescope and point it North" alignment technology (the "Telescope Alignment Technology"), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco, Celestron and the other defendants from continuing to manufacture or sell products that infringe Meade's telescope alignment patent. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         On June 7, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties, charging the defendants with correction of patent inventorship, false and misleading representations in violation of the Lanham Act, unfair competition and fraudulent business practices. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 02-558 (GLT)), alleges that the defendants misappropriated the Company's Telescope Alignment Technology and subsequently conspired to obtain United States Patent No. 6,369,942, entitled "Auto-alignment tracking telescope mount" ("the `942 Patent"), by fraudulently representing themselves as the inventors and owners of the Telescope Alignment Technology. In addition to other remedies, the suit seeks to establish that the Company invented the Telescope Alignment Technology and that equitable and legal title to the `942 Patent should be vested in the Company. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         On May 17, 2002, two individuals filed a complaint for unfair business practices against the Company in their capacity as consumers, within the meaning of the Consumer Legal Remedies Act, and in their capacity as private attorneys general suing to enforce the provisions of California Business and Professions Code Section 17200. The complaint, which has not been formally served on the Company but was filed in the Superior Court of California, County of Ventura (Case No. CIV211644), claims that certain of the Company's packaging and marketing materials are misleading. The plaintiffs' seek, among other remedies, an order requiring the Company to offer various remedies to past consumers of the Company's products. While the Company believes the complaint is without merit, due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

         None.

         6(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2002

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


                  SIGNATURE                                         TITLE                               DATE
                  ---------                                         -----                               ----

      /s/ JOHN C. DIEBEL                        Chairman of the Board and Chief             July 15, 2002
------------------------------------                   Executive Officer
        John C. Diebel                           (Principal Executive Officer)

     /s/ STEVEN G. MURDOCK                            Director, President,                  July 15, 2002
------------------------------------         Chief Operating Officer and Secretary
       Steven G. Murdock

   /s/ BRENT W. CHRISTENSEN                       Vice President, Finance and               July 15, 2002
------------------------------------                Chief Financial Officer
     Brent W. Christensen                 (Principal Financial and Accounting Officer)

     /s/ TIMOTHY C. MCQUAY                                  Director                        July 15, 2002
------------------------------------
       Timothy C. McQuay

    /s/ HARRY L. CASARI                                     Director                        July 15, 2002
------------------------------------
        Harry L. Casari

                                                            Director
------------------------------------
       Michael P. Hoopis

                                                            Director
------------------------------------
     Vern L. Fotheringham
