Form 10-Q
period 2002-08-31
MEADE INSTRUMENTS CORP
filed 2002-10-15
CIK 1032067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183
                                ________________

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


                                 (949) 451-1450
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                ________________

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    Number of shares of common stock outstanding as of August 31, 2002 is 16,490,000.

================================================================================


                                              MEADE INSTRUMENTS CORP.

                                                 TABLE OF CONTENTS

                                          PART I -- FINANCIAL INFORMATION



                                                                                                         Page No.
                                                                                                         --------
Consolidated Balance Sheets (Unaudited)-- August 31, 2002 and  February 28, 2002.........................     1

Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended
     August 31, 2002 and 2001............................................................................     2

Consolidated Statements of Cash Flows (Unaudited) -- Three and Six Months Ended
      August 31, 2002 and 2001...........................................................................     3

Notes to Consolidated Financial Statements (Unaudited)...................................................     4

Management's Discussion and Analysis of Financial Condition and Results of Operations....................     8



                                           PART II -- OTHER INFORMATION

Other Information........................................................................................     14

SIGNATURES...............................................................................................     16

CERTIFICATIONS...........................................................................................     17-18


ITEM 1.   FINANCIAL STATEMENTS.

                                          MEADE INSTRUMENTS CORP.

                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)



                                                  ASSETS

                                                                              AUGUST 31,    FEBRUARY 28,
                                                                                2002            2002
                                                                            -------------   -------------
Current assets:
    Cash ................................................................   $    562,000    $  1,249,000
    Accounts receivable, less allowance for doubtful accounts of $613,000
       at August 31, 2002 and $2,232,000 at February 28, 2002 ...........     23,241,000      12,184,000
    Inventories .........................................................     34,802,000      29,803,000
    Deferred income taxes ...............................................      7,011,000       7,011,000
    Prepaid income taxes ................................................             --       3,118,000
    Prepaid expenses and other current assets ...........................        606,000         661,000
                                                                            -------------   -------------
              Total current assets ......................................     66,222,000      54,026,000
Other assets ............................................................      3,762,000       4,189,000
Property and equipment, net of accumulated depreciation of $8,094,000
    at August 31, 2002 and $7,256,000 at February 28, 2002 ..............      6,411,000       6,608,000
                                                                            -------------   -------------
                                                                            $ 76,395,000    $ 64,823,000
                                                                            =============   =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit .................................................   $  9,463,000    $  3,234,000
    Accounts payable ....................................................      7,929,000       4,671,000
    Accrued liabilities .................................................      5,732,000       3,601,000
    Current portion, long-term debt and capital lease obligations .......        535,000         718,000
                                                                            -------------   -------------
              Total current liabilities .................................     23,659,000      12,224,000
Long-term bank debt .....................................................      2,458,000       2,463,000
Long-term capital lease obligations, net of current portion .............             --          28,000
                                                                            -------------   -------------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       16,490,000 and 16,481,000 shares issued and outstanding
          at August 31, 2002 and at February 28, 2002, respectively .....        165,000         165,000
    Additional paid-in capital ..........................................     32,613,000      32,574,000
    Retained earnings ...................................................     21,928,000      22,301,000
    Accumulated other comprehensive income ..............................       (421,000)       (559,000)
                                                                            -------------   -------------
                                                                              54,285,000      54,481,000
    Unearned ESOP shares ................................................     (4,007,000)     (4,373,000)
                                                                            -------------   -------------
              Total stockholders' equity ................................     50,278,000      50,108,000
                                                                            -------------   -------------
                                                                            $ 76,395,000    $ 64,823,000
                                                                            =============   =============



                       See accompanying notes to consolidated financial statements.

                                                    1


                                        MEADE INSTRUMENTS CORP.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    AUGUST 31,                     AUGUST 31,
                                           ----------------------------  -----------------------------
                                               2002           2001           2002            2001
                                           -------------  -------------  -------------   -------------
Net sales ..............................   $ 24,035,000   $ 27,162,000   $ 44,088,000    $ 43,306,000
Cost of sales ..........................     16,653,000     19,260,000     30,519,000      30,752,000
                                           -------------  -------------  -------------   -------------
  Gross profit .........................      7,382,000      7,902,000     13,569,000      12,554,000
Selling expenses .......................      3,066,000      3,111,000      6,081,000       5,349,000
General and administrative
  expenses .............................      2,936,000      2,128,000      5,723,000       4,577,000
ESOP expense ...........................        178,000        344,000        428,000         652,000
Research and development expenses ......        750,000        589,000      1,480,000       1,186,000
                                           -------------  -------------  -------------   -------------
  Operating income (loss) ..............        452,000      1,730,000       (143,000)        790,000
Interest expense .......................        196,000        385,000        435,000         724,000
                                           -------------  -------------  -------------   -------------
  Income (loss) before income taxes ....        256,000      1,345,000       (578,000)         66,000
Provision (benefit) for income taxes ...        122,000        585,000       (205,000)        104,000
                                           -------------  -------------  -------------   -------------
Net income (loss) ......................   $    134,000   $    760,000   $   (373,000)   $    (38,000)
                                           =============  =============  =============   =============
Basic earnings (loss) per share ........   $       0.01   $       0.05   $      (0.02)   $       0.00
                                           =============  =============  =============   =============
Diluted earnings (loss) per share ......   $       0.01   $       0.05   $      (0.02)   $       0.00
                                           =============  =============  =============   =============
Weighted average number of shares
  outstanding-- basic ..................     15,162,000     15,055,000     15,107,000      15,025,000
                                           =============  =============  =============   =============
Weighted average number of shares
  outstanding-- diluted ................     15,468,000     15,244,000     15,107,000      15,025,000
                                           =============  =============  =============   =============


                      See accompanying notes to consolidated financial statements.

                                                   2


                                        MEADE INSTRUMENTS CORP.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                  AUGUST 31,
                                                                        -----------------------------
                                                                            2002            2001
                                                                        -------------   -------------
Cash flows from operating activities:
    Net income (loss) ...............................................   $   (373,000)   $    (38,000)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization ...................................        943,000       1,137,000
    ESOP contribution ...............................................        428,000         652,000
    Allowance for doubtful accounts .................................        122,000         705,000
    Changes in assets and liabilities:
       Increase in accounts receivable ..............................    (11,041,000)    (14,783,000)
       Decrease (increase) in inventories ...........................     (4,415,000)      8,179,000
       Decrease in prepaid expenses and other assets ................      4,077,000       1,365,000
       Increase in accounts payable .................................      3,124,000       5,230,000
       Increase in accrued liabilities ..............................      1,123,000         479,000
                                                                        -------------   -------------
              Net cash provided by (used in) operating activities ...     (6,012,000)      2,926,000
                                                                        -------------   -------------
Cash flows from investing activities:
    Capital expenditures ............................................       (378,000)     (1,521,000)
                                                                        -------------   -------------
              Net cash used in investing activities .................       (378,000)     (1,521,000)
                                                                        -------------   -------------
Cash flows from financing activities:
    Net borrowings (payments) under bank lines of credit ............      6,073,000      (2,019,000)
    Borrowings on long-term bank notes ..............................             --       1,151,000
    Payments on long-term bank notes ................................       (329,000)       (500,000)
    Payments under capital lease obligations ........................        (31,000)       (146,000)
                                                                        -------------   -------------
              Net cash provided by (used in) financing activities ...      5,713,000      (1,514,000)
                                                                        -------------   -------------
Effect of exchange rate changes on cash .............................        (10,000)       (190,000)
                                                                        -------------   -------------
Net increase (decrease) in cash .....................................       (687,000)       (299,000)
Cash at beginning of period .........................................      1,249,000       1,186,000
                                                                        -------------   -------------
Cash at end of period ...............................................   $    562,000    $    887,000
                                                                        =============   =============

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

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The results of operations for the quarters ended August 31, 2002 and 2001, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                                 AUGUST 31,       FEBRUARY 28,
                                                    2002              2002
                                              ----------------   ---------------
Raw materials...............................  $     7,991,000    $    8,529,000
Work-in-process.............................        4,883,000         4,997,000
Finished goods..............................       21,928,000        16,277,000
                                              ----------------   ---------------
                                              $    34,802,000    $   29,803,000
                                              ================   ===============

C. COMMITMENTS AND CONTINGENCIES

         In October 2001 and June 2002, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), and other related parties, charging the defendants with patent infringement and unfair competition. The complaints allege that a number of Tasco's and Celestron's consumer telescopes willfully infringe two of the Company's U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe the Company's patents. Tasco and Celestron filed an answer to the October 2001 suit and a counterclaim which deny the Company's allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. Also in June 2002, the Company filed suit against Tasco, Celestron and other related parties, charging the defendants, among other things, with fraudulently obtaining a U.S. patent. In May 2002, Tasco and Celestron transferred certain of their assets to an assignee in an assignment for the benefit of creditors proceeding. The successor company to Celstron, Celestron Acquisition LLC, and the assignee have become defendants in the above described lawsuits. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company continues to be impacted by softness in the consumer market as well as competitive pricing pressures, despite improved gross margins during the first half of fiscal year 2003. During the fiscal year ended February 28, 2002, the Company generated cash flow from operations sufficient to reduce amounts outstanding under its lines of credit and long-term debt by $12.7 million. During the first six months of fiscal 2003, the Company continued to make scheduled principal payments on its long-term debt and borrowed approximately $6.1 million (net) on its lines of credit to support its working capital needs. In order for the Company to return to profitability, it will need to continue to increase sales or reduce costs, and manage its working capital to generate cash flow from operations. The Company continues to depend upon operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at September 30, 2002 was over $8 million. Management believes that operating cash flow and bank borrowing capacity should provide sufficient liquidity for the Company's obligations for the next twelve months. Should the Company be unable to return to profitability and sustain its cash flows, it may be required to seek additional sources of capital; however there can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

D. NET INCOME PER SHARE

         Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. The sole difference between the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended August 31, 2002 and 2001, reflects additional potential shares of common stock for outstanding stock options. Due to the net losses for the six month periods presented, potential shares of common stock of 293,000, and 94,000 have been excluded from diluted weighted average shares of common stock for the six months ended August 31, 2002 and 2001, respectively, as the effect would be anti-dilutive.

E. COMPREHENSIVE INCOME

    Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), comprehensive income in the accompanying financial statements includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended August 31, 2002, the Company had other comprehensive income (loss) as follows:

                                                                    THREE MONTHS        SIX MONTHS
                                                                       ENDED               ENDED
                                                                     AUGUST 31,         AUGUST 31,
                                                                        2002               2002
                                                                   ---------------    ---------------
Net income (loss)..............................................    $      134,000     $     (373,000)
Currency translation adjustment................................           137,000            352,000
Change in fair value of foreign currency forward contracts.....          (133,000)          (193,000)
Change in fair value of interest rate swap.....................           (26,000)           (21,000)
                                                                   ---------------    ---------------
Total other comprehensive income (loss)........................    $      112,000     $     (235,000)
                                                                   ===============    ===============


F. GOODWILL

         In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141") and Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 established new accounting and reporting standards for business combinations that require the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods for periodically evaluating goodwill for impairment. The Company adopted the provisions of these statements in the quarter ended May 31, 2002. The implementation of SFAS 142 resulted in a reduction of goodwill amortization of approximately $60,000 per quarter. The Company performed its initial impairment evaluation of goodwill as of the end of August 31, 2002 and determined that no impairment had occurred. Implementation of SFAS 141 was not material to the Company's financial position or results of operations. The following pro forma summary presents the Company's net income
(loss) and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for the three and six months ended August 31, 2002 and 2001 and for the three most recently completed fiscal years:

                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                     AUGUST 31,                    AUGUST 31,                    YEAR ENDED FEBRUARY 28(29)
                           ----------------------------  ----------------------------  -------------------------------------------
                                2002           2001           2002          2001           2002           2001           2000
                           -------------  -------------  -------------  -------------  -------------  -------------  -------------
Reported net income
(loss) .................   $    134,000   $    760,000   $   (373,000)  $    (38,000)  $ (1,442,000)  $  1,286,000   $ 11,955,000
Add back goodwill
amortization, net of
tax ....................             --         36,000             --         72,000        144,000        144,000         72,000
                           -------------  -------------  -------------  -------------  -------------  -------------  -------------
Adjusted net income
(loss) .................   $    134,000   $    796,000   $   (373,000)  $     34,000   $ (1,298,000)  $  1,430,000   $ 12,027,000
                           =============  =============  =============  =============  =============  =============  =============
Reported basic
earnings (loss) per
share ..................   $       0.01   $       0.05   $      (0.02)  $       0.00   $      (0.10)  $       0.09   $       0.85
                           =============  =============  =============  =============  =============  =============  =============
Reported diluted
earnings (loss) per
share ..................   $       0.01   $       0.05   $      (0.02)  $       0.00   $      (0.10)  $       0.08   $       0.80
                           =============  =============  =============  =============  =============  =============  =============
Adjusted basic
earnings (loss) per
share ..................   $       0.01   $       0.05   $      (0.02)  $       0.00   $      (0.09)  $       0.10   $       0.85
                           =============  =============  =============  =============  =============  =============  =============
Adjusted diluted
earnings  (loss)
per share ..............   $       0.01   $       0.05   $      (0.02)  $       0.00   $      (0.09)  $       0.09   $       0.80
                           =============  =============  =============  =============  =============  =============  =============


G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                                 AUGUST 31, 2002                          FEBRUARY 28, 2002
                                      ---------------------------------------   --------------------------------------
                                            NOTIONAL                                 NOTIONAL
                                             AMOUNT           FAIR VALUE              AMOUNT             FAIR VALUE
                                      ------------------ --------------------   ------------------- ------------------
Interest rate swap agreement           $     1,715,000    $       (47,000)       $     1,925,000     $       (26,000)
Fair value forward currency
contracts                              $       915,000    $        (4,000)                    --                  --
Cash flow forward currency
contracts                              $     4,550,000    $      (193,000)                    --                  --

         At August 31, 2002, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income as these items have been designated and qualify as cash flow hedges. The change in the fair value of the fair value forward currency contracts has been recorded in earnings. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2003.

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

         THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2001

                  Net sales for the second quarter of fiscal 2003 were $24.0 million compared to $27.2 million for the second quarter of fiscal 2002, a decrease of 11.5%. Sales declined across most of the Company's major product lines with the decrease from the prior year principally due to lower sales of smaller-aperture, less-expensive telescopes. The majority of that decrease related to one low-margin small-aperture product that was sold exclusively through one retailer in the prior year that has been discontinued in the current year, and thus those sales were not repeated. The remaining discontinued product has been converted into a current selling product for the current year. Offsetting the declines in telescope sales was an increase in binocular and binocular/digital camera sales of approximately $2.0 million.

         Gross profit decreased from $7.9 million (29.1% of net sales) for the second quarter of fiscal 2002 to $7.4 million (30.7 % of net sales) for the second quarter of fiscal 2003, a decrease of 6.6%. The increase in gross profit as a percent of net sales was principally due to the change in product sales mix.

         Selling expenses remained flat at $3.1 million (12.7% of net sales) for the second quarter of fiscal 2003 and $3.1 million (11.5% of net sales) for the second quarter of fiscal 2002. General and administrative expenses increased from $2.1million (7.8% of net sales) for the second quarter of fiscal 2002, to $2.9 million (12.2% of net sales) for the second quarter of fiscal 2003, an increase of 38.0%. This increase was principally due to increased legal, professional and consulting fees, including approximately $400,000 incurred in connection with the ongoing Tasco and Celestron patent infringement litigation and $300,000 incurred in connection with the Company's effort to acquire certain of the assets of Tasco and Celestron. The Company did not consummate such proposed acquisition.

          ESOP contribution expense decreased from $344,000 (1.3% of net sales) for the second quarter of fiscal 2002 to $178,000 (1.0% of net sales) for the second quarter of fiscal 2003, a decrease of 48.3%. The decrease in this non-cash charge was due to decreases in the number of shares and in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses increased from $589,000 (2.2% of net sales) for the second quarter of fiscal 2002 to $750,000 (3.1% of net sales) for the second quarter of fiscal 2003, an increase of 27.3%. This increase was principally due to increased outside consulting costs. The Company continues to pursue the development of telescope and other consumer related products, as well as industrial products in the areas of free space optics and digital imaging. Therefore, research and development costs are expected to continue to increase.

         Interest expense decreased from $385,000 for the second quarter of fiscal 2002 to $196,000 for the second quarter of fiscal 2003, a decrease of 49.1%. This decrease was due to lower average bank borrowings and lower cost of funds as compared to the prior years' quarter.

         SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2001

         Net sales for the six months ended August 31, 2002 were $44.1 million compared to $43.3 million for the comparable prior year period, an increase of 1.8%. Sales of a recently introduced binocular with an integrated digital camera, accounted for approximately $6.0 million of the Company's net sales during the six months ended August 31, 2002. That increase in sales over the prior year was offset by sales of smaller-aperture, less-expensive telescopes which have fallen approximately $6.0 million during the six months ended August 31, 2002 as compared to the prior year period. The majority of that decrease related to one low-margin small-aperture product that was sold exclusively through one retailer in the prior year that has been discontinued in the current year, and thus those sales were not repeated. The remaining discontinued product has been converted into a current selling product for the current year.

         Gross profit increased from $12.6 million (29.0% of net sales) for the six months ended August 31, 2001 to $13.6 million (30.8% of net sales) for the comparable current year period, an increase of 8.1%. The increase in gross profit as a percent of net sales was due to the change in product sales mix.

         Selling expenses increased from $5.3 million (12.4% of net sales) for the six months ended August 31, 2001 to $6.1 million (13.8% of net sales) for the comparable current year period, an increase of 13.7%. This increase was primarily due to television, radio and print advertising costs associated with the introduction of a binocular with an integrated digital camera. The Company does not expect marketing and advertising costs to continue to increase at this rate over the remainder of the fiscal year. The promotional campaign associated with the launch of the new binocular/digital camera was completed principally in first-quarter of fiscal 2003.

         General and administrative expenses increased from $4.6 million (10.6% of net sales) for the six months ended August 31, 2001 to $5.7 million (13.0% of net sales) for the comparable current year period, an increase of 25.0%. This increase was principally due to increased legal, professional and consulting fees including approximately $500,000 incurred in connection with the ongoing Tasco and Celestron patent infringement litigation and $700,000 incurred in connection with the Company's effort to acquire certain of the assets of Tasco and Celestron. The Company did not consummate such proposed acquisition.

         ESOP contribution expense decreased from $652,000 (1.5% of net sales) for the six months ended August 31, 2001 to $428,000 (1.0% of net sales) for the comparable current year period, a decrease of 34.4%. The decrease in this non-cash charge was due to decreases in the number of shares and in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses increased from $1.2 million (2.7% of net sales) for the six months ended August 31, 2001 to $1.5 million (3.4% of net sales) for the comparable current year period, an increase of 24.8%. This increase was principally due to increased outside consulting costs. The Company continues to pursue the development of telescope and other consumer related products, as well as industrial products in the areas of free space optics and digital imaging. Therefore, research and development costs are expected to continue to increase.

         Interest expense decreased from $724,000 for the six months ended August 31, 2001 to $435,000 for the comparable current year period, a decrease of 39.9%. This decrease was due to lower average bank borrowings and lower cost of funds as compared to the prior year period.

         The income tax provision was 157.6% of income before income taxes for the six months ended August 31, 2001. The income tax benefit for the six months ended August 31, 2002 was 35.5% of the loss before income taxes. The fluctuations in the income tax provision/benefit are due to the tax effect of the non-deductible portion of the ESOP charge.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended August 31, 2002 the Company funded its operations with short-term bank borrowings. Internally generated cash flow from the net loss adjusted for non-cash charges was used by increases in accounts receivable and inventories that were partially offset by a decrease in prepaid and other expenses and increases in accounts payable. Net cash used in operating activities was approximately $6.0 million. Accounts receivable increased due to the timing and amount of shipments as compared to the period ended February 28, 2002. Inventories increased in preparation for expected increasing seasonal demand for the Company's products. Prepaid and other current assets decreased principally due to the receipt of income tax refunds. The increase in accounts payable was due to cash disbursement management. Net working capital totaled approximately $42.6 million at August 31, 2002, compared to $41.8 million at February 28, 2002. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         Capital expenditures, including financed purchases of equipment, aggregated $378,000 and $1,521,000 for the six months ended August 31, 2002 and 2001, respectively. The Company had no material capital expenditure commitments at August 31, 2002.

         The Company recently announced that it has signed a definitive agreement to acquire (the "Simmons Acquisition") all the outstanding common stock of Simmons Outdoor Corporation ("Simmons"), the wholly owned consumer sports optics subsidiary of ATK (Alliant Techsystems), for approximately $20 million in an all cash transaction. It is anticipated that the acquisition -- subject to customary closing conditions and the Company's securing requisite financing -- will be completed during the Company's quarter ending November 30, 2002. The Company expects to finance the acquisition with a combination of senior bank debt (including a portion from the Company's current availability under its bank line of credit) and proceeds from the sale of its common stock.

         The Company continues to be impacted by softness in the consumer market as well as competitive pricing pressures, despite improved gross margins during the first half of fiscal year 2003. During the fiscal year ended February 28, 2002, the Company generated cash flow from operations sufficient to reduce amounts outstanding under its lines of credit and long-term debt by $12.7 million. During the first six months of fiscal 2003, the Company continued to make scheduled principal payments on its long-term debt and borrowed approximately $6.1 million (net) on its lines of credit to support its working capital needs. In order for the Company to return to profitability, it will need to continue to increase sales and/or reduce costs, and manage its working capital to generate cash flow from operations. The Company continues to depend upon operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at September 30, 2002 was over $8 million. Management believes that operating cash flow and bank borrowing capacity in connection with the Company's existing business and the business of Simmons (should the Simmons Acquisition be consummated) should provide sufficient liquidity for the Company's obligations for the next twelve months. Should the Company be unable to return to profitability and sustain its cash flows, it may be required to seek additional sources of capital; however there can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued Statement of Accounting Financial Standards No. 143 ("SFAS No. 143"), ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF LONG-LIVED ASSETS, SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, SFAS No. 145, RESCISSION OF FASB STATEMENTS No. 4,44,64, AMENDMENT OF SFAS No. 13 AND TECHNICAL CORRECTIONS, and SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, in August and October 2001, and April and June 2002, respectively.

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

         SFAS 145, among other matters, rescinds SFAS No.4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS
- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company is currently evaluating the provisions of SFAS No. 145 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

         SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY INCLUDING CERTAIN
COSTS INCURRED IN A RESTRUCTURING. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS No. 146 but expects that the provisions will not have a material effect on its financial position or results of operations upon adoption.

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars and other optical products; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to further develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of Meade Europe, the Company's European subsidiary, in combination with the Company's existing business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; the Company's expectation that its proposed acquisition of Simmons will be completed during its fiscal quarter ended November 30, 2002; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

         In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate the binocular market and achieve meaningful sales; any significant interruption of the Company's manufacturing abilities in its domestic or Mexican facilities or in any of its suppliers located in the far east; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability; with respect to the Simmons Acquisition, the inherent risks associated with acquisitions , such as integration risks, as well as the risk that the parties to the underlying acquisition agreement will not be able to satisfy all of the closing conditions to the acquisition, including but not limited to, the Company's ability to obtain adequate financing: and increasing ESOP charges in the event the market price of the Company's stock increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

         The Company conducts business in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Meade's revenues or results of operations. There can be no assurance, however, that foreign currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, revenues and financial condition.

         The Company has adopted a foreign currency hedging program that utilizes foreign currency forward contracts to hedge variable cash flows associated with recognized liabilities and to hedge exposure to changes in the fair value of unrecognized firm commitments. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The instruments that Meade uses for hedging are readily marketable traded forward contracts with financial institutions. Meade expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. During the six months ended August 31, 2002, the Company entered into fair value forward currency contracts with notional amounts aggregating $1.9 million and cash flow forward currency contracts with notional amounts aggregating $4.6 million. The fair value of these contracts at August 31, 2002 were ($4,000), and ($193,000), respectively.

         Under the terms of the Company's bank agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its long-term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the six months ended August 31, 2002 was a loss of $21,000 which is included in other comprehensive income for the six months then ended.

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

ITEM 4. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures.

         The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c), promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

B. Changes in internal controls.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System With Distributed Intelligence." In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which it denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company's patent, for declaratory judgment that the Company's patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron's trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron's design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. Meade has filed a summary judgment motion on infringement and validity issues and Celestron has filed a summary judgment motion on non-infringement and invalidity issues. Both motions are still in briefing and are expected to be heard by the court later this year. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

         On June 4, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties charging the defendant with patent infringement. The complaint, ("the '799 lawsuit") filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleges that the defendants willfully infringed Meade's Patent No. 6,392,799, entitled "Fully Automated Telescope System With Distributed Intelligence." The patent covers the Company's "level the telescope and point it North" alignment technology (the "Telescope Alignment Technology"), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco, Celestron and the other defendants from continuing to manufacture or sell products that infringe Meade's telescope alignment patent. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         On June 7, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties, charging the defendants with correction of patent inventorship, false and misleading representations in violation of the Lanham Act, unfair competition and fraudulent business practices. The complaint, ("the `942 lawsuit) filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 02-558 (GLT)), alleges that the defendants misappropriated the Company's Telescope Alignment Technology and subsequently conspired to obtain United States Patent No. 6,369,942, entitled "Auto-alignment tracking telescope mount" ("the `942 Patent"), by fraudulently representing themselves as the inventors and owners of the Telescope Alignment Technology. In addition to other remedies, the suit seeks to establish that the Company invented the Telescope Alignment Technology and that equitable and legal title to the `942 Patent should be vested in the Company. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         Celestron and Tasco, in May 2002, transferred certain of their assets in an assignment for the benefit of creditors proceeding to James Feltman, an assignee. Assignee James Feltman subsequently sold the assets on or around June 24, 2002 to a new Celestron entity, Celestron Acquisition LLC. Celestron Acquisition LLC, along with Celestron and Tasco, is a defendant in the above-referenced lawsuits. James Feltman is also a named defendant in the `799 lawsuit, but not the `942 lawsuit.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  In connection with the Company's Annual Meeting of Stockholders, held on July 11, 2002, the stockholders of the Company (1) re-elected Michael P. Hoopis and Vernon L. Fotheringham as directors for a three-year term expiring at the Company's Annual Meeting to be held in 2005.

    The voting results were as follows:

                                                                             FOR            WITHHELD
                                                                             ---            --------
Re-election of Michael P. Hoopis to the Company's Board of
  Directors.......................................................         15,698,609       47,752
Re-election of Vernon L. Fotheringham to the Company's Board
  of Directors....................................................         15,699,476       46,885



ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

         None.

         6(b) Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2002

                                                       MEADE INSTRUMENTS CORP.

                                                       By: /s/ JOHN C. DIEBEL
                                                           ---------------------
                                                           John C. Diebel
                                                       CHAIRMAN OF THE BOARD AND
                                                        CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                         TITLE                                  DATE
         ---------                         -----                                  ----
/s/ JOHN C. DIEBEL                 Chairman of the Board and Chief            October 15, 2002
-----------------------------      Executive Officer
    John C. Diebel                 (Principal Executive Officer)


/s/ STEVEN G. MURDOCK              Director, President,                       October 15, 2002
-----------------------------      Chief Operating Officer and Secretary
    Steven G. Murdock


/s/ BRENT W. CHRISTENSEN           Senior Vice President, Finance and         October 15, 2002
-----------------------------      Chief Financial Officer
    Brent W. Christensen           (Principal Financial and Accounting Officer)


/s/ TIMOTHY C. MCQUAY              Director                                   October 15, 2002
-----------------------------
    Timothy C. McQuay


/s/ HARRY L. CASARI                Director                                   October 15, 2002
-----------------------------
    Harry L. Casari

                                   Director
-----------------------------
    Michael P. Hoopis


                                   Director
-----------------------------
   Vern L. Fotheringham




                                 CERTIFICATIONS



         I, John C. Diebel, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Meade Instruments Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002


By: /s/ JOHN C. DIEBEL, CHAIRMAN AND CEO
----------------------------------------

                                 CERTIFICATIONS



         I, Brent W. Christensen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Meade Instruments Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002


By: /s/ BRENT W. CHRISTENSEN, SENIOR VICE PRESIDENT AND CFO
-----------------------------------------------------------