Form 10-Q
period 2002-11-30
MEADE INSTRUMENTS CORP
filed 2003-01-14
CIK 1032067

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002
                                       OR

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

                                 Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b).2 of the Exchange Act).

                                 Yes [ ] No [X]

    Number of shares of common stock outstanding as of November 30, 2002 is 19,783,000.

================================================================================


                                              MEADE INSTRUMENTS CORP.

                                                 TABLE OF CONTENTS

                                          PART I -- FINANCIAL INFORMATION

                                                                                                         Page No.
                                                                                                         --------
Consolidated Balance Sheets (Unaudited)-- November 30, 2002 and February 28, 2002........................     1

Consolidated Statements of Operations (Unaudited) -- Three and Nine months ended
     November 30, 2002 and 2001..........................................................................     2

Consolidated Statements of Cash Flows (Unaudited) -- Three and Nine months ended
      November 30, 2002 and 2001.........................................................................     3

Notes to Consolidated Financial Statements (Unaudited)...................................................     4

Management's Discussion and Analysis of Financial Condition and Results of Operations....................     8


                                           PART II -- OTHER INFORMATION

Other Information........................................................................................     13

Signatures...............................................................................................     15

Certifications...........................................................................................     16-17


                                                        i

ITEM 1. FINANCIAL STATEMENTS.

                                            MEADE INSTRUMENTS CORP.

                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)



                                                    ASSETS

                                                                               NOVEMBER 30,     FEBRUARY 28,
                                                                                   2002             2002
                                                                              --------------   --------------
Current assets:
    Cash ..................................................................   $   1,316,000    $   1,249,000
    Accounts receivable, less allowance for doubtful accounts of $1,283,000
       at November 30, 2002 and $2,232,000 at February 28, 2002 ...........      44,307,000       12,184,000
    Inventories ...........................................................      36,866,000       29,803,000
    Deferred income taxes .................................................       7,011,000        7,011,000
    Prepaid income taxes ..................................................              --        3,118,000
    Prepaid expenses and other current assets .............................         388,000          661,000
                                                                              --------------   --------------
              Total current assets ........................................      89,888,000       54,026,000
Other assets ..............................................................       7,921,000        4,189,000
Property and equipment, net of accumulated depreciation of $8,574,000
    at November 30, 2002 and $7,256,000 at February 28, 2002 ..............       6,247,000        6,608,000
                                                                              --------------   --------------
                                                                              $ 104,056,000    $  64,823,000
                                                                              ==============   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit ...................................................   $  16,376,000    $   3,234,000
    Accounts payable ......................................................       9,690,000        4,671,000
    Accrued liabilities ...................................................      11,906,000        3,601,000
    Income taxes payable ..................................................       2,262,000               --
    Current portion, long-term debt and capital lease obligations .........         518,000          718,000
                                                                              --------------   --------------
              Total current liabilities ...................................      40,752,000       12,224,000
Long-term bank debt .......................................................       2,324,000        2,463,000
Long-term capital lease obligations, net of current portion ...............              --           28,000
                                                                              --------------   --------------


Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       19,783,000 and 16,481,000 shares issued and outstanding
       at November 30, 2002 and at February 28, 2002, respectively ........         198,000          165,000
    Additional paid-in capital ............................................      39,901,000       32,574,000
    Retained earnings .....................................................      24,824,000       22,301,000
    Accumulated other comprehensive income ................................        (253,000)        (559,000)
                                                                              --------------   --------------
                                                                                 64,670,000       54,481,000
    Unearned ESOP shares ..................................................      (3,690,000)      (4,373,000)
                                                                              --------------   --------------
              Total stockholders' equity ..................................      60,980,000       50,108,000
                                                                              --------------   --------------
                                                                              $ 104,056,000    $  64,823,000
                                                                              ==============   ==============



                         See accompanying notes to consolidated financial statements.

                                                      1

                                    MEADE INSTRUMENTS CORP.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               NOVEMBER 30,                NOVEMBER 30,
                                        --------------------------  --------------------------
                                           2002           2001          2002          2001
                                        ------------  ------------  ------------  ------------
Net sales ...........................   $44,519,000   $35,401,000   $88,607,000   $78,707,000
Cost of sales .......................    29,558,000    26,709,000    60,077,000    57,461,000
                                        ------------  ------------  ------------  ------------
  Gross profit ......................    14,961,000     8,692,000    28,530,000    21,246,000
Selling expenses ....................     5,107,000     4,404,000    11,188,000     9,753,000
General and administrative
  expenses ..........................     3,645,000     2,572,000     9,368,000     7,149,000
ESOP expense ........................       303,000       345,000       731,000       997,000
Research and development expenses ...       730,000       398,000     2,210,000     1,584,000
                                        ------------  ------------  ------------  ------------
  Operating income ..................     5,176,000       973,000     5,033,000     1,763,000
Interest expense ....................       293,000       328,000       728,000     1,052,000
                                        ------------  ------------  ------------  ------------
  Income before income taxes ........     4,883,000       645,000     4,305,000       711,000
Provision for income taxes ..........     1,987,000       280,000     1,782,000       384,000
                                        ------------  ------------  ------------  ------------
Net income ..........................   $ 2,896,000   $   365,000   $ 2,523,000   $   327,000
                                        ============  ============  ============  ============
Basic earnings per share ............   $      0.17   $      0.02   $      0.16   $      0.02
                                        ============  ============  ============  ============
Diluted earnings per share ..........   $      0.17   $      0.02   $      0.16   $      0.02
                                        ============  ============  ============  ============
Weighted average number of shares
  outstanding-- basic ...............    16,611,000    15,055,000    15,608,000    15,060,000
                                        ============  ============  ============  ============
Weighted average number of shares
  outstanding-- diluted .............    16,755,000    15,244,000    15,852,000    15,135,000
                                        ============  ============  ============  ============



                  See accompanying notes to consolidated financial statements.

                                               2


                                        MEADE INSTRUMENTS CORP.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 NOVEMBER 30,
                                                                        -----------------------------
                                                                            2002            2001
                                                                        -------------   -------------
Cash flows from operating activities:
    Net income ......................................................   $  2,523,000    $    327,000
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
    Depreciation and amortization ...................................      1,409,000       1,606,000
    ESOP contribution ...............................................        731,000         997,000
    Allowance for doubtful accounts .................................        493,000         986,000
    Changes in assets and liabilities, net of effects of acquisition:
       Increase in accounts receivable ..............................    (27,541,000)    (22,135,000)
       Decrease in inventories ......................................      7,146,000      13,486,000
       Decrease in prepaid expenses and other assets ................      4,411,000       1,716,000
       Increase in accounts payable .................................      3,957,000       4,642,000
       Increase in accrued liabilities ..............................      2,104,000       1,062,000
       Increase in income taxes payable .............................      1,523,000              --
                                                                        -------------   -------------
              Net cash provided by (used in) operating activities ...     (3,244,000)      2,687,000
                                                                        -------------   -------------
Cash flows from investing activities:
    Capital expenditures ............................................       (679,000)       (860,000)
    Acquisition of Simmons, net of cash acquired ....................    (16,000,000)             --
                                                                        -------------   -------------
              Net cash used in investing activities .................    (16,679,000)       (860,000)
                                                                        -------------   -------------
Cash flows from financing activities:
    Net borrowings (payments) under bank lines of credit ............     12,941,000        (302,000)
    Borrowings on long-term bank notes ..............................             --       1,151,000
    Payments on long-term bank notes ................................       (407,000)     (2,480,000)
    Net proceeds from the sale of common stock ......................      7,344,000              --
    Payments under capital lease obligations ........................       (118,000)       (187,000)
                                                                        -------------   -------------
              Net cash provided by (used in) financing activities ...     19,760,000      (1,818,000)
                                                                        -------------   -------------
Effect of exchange rate changes on cash .............................        230,000        (113,000)
                                                                        -------------   -------------
Net increase (decrease) in cash .....................................         67,000        (104,000)
Cash at beginning of period .........................................      1,249,000       1,186,000
                                                                        -------------   -------------
Cash at end of period ...............................................   $  1,316,000    $  1,082,000
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

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for the Company's less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2002 and 2001, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                                    NOVEMBER 30,    FEBRUARY 28,
                                                        2002           2002
                                                   -------------   -------------
Raw materials...................................   $  8,821,000    $  8,529,000
Work-in-process.................................      3,620,000       4,997,000
Finished goods..................................     24,425,000      16,277,000
                                                   -------------   -------------
                                                   $ 36,866,000    $ 29,803,000
                                                   =============   =============

C. ACQUISITION OF SIMMONS OUTDOOR CORP.

         On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. ("Simmons") for $20,829,000 cash ($16,000,000 was paid at close; the balance, included in accrued liabilities on the accompanying balance sheet, was paid in December, 2002). Simmons is a designer and distributor of riflescopes, binoculars and other consumer sports optics doing business under the Simmons, Weaver and Redfield brand names. The acquisition of Simmons presents the Company with opportunities to enter into the consumer sports optics marketplace with brand names that management believes are highly recognized and well regarded. To fund a portion of the purchase price, the Company sold 3,291,801 shares of its common stock in a private placement for net cash proceeds of $7,344,000. The balance of the purchase price was funded through borrowings on the Company's bank line of credit. The acquisition of Simmons was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The purchase price allocation is based upon preliminary evaluations and other studies of the fair value of the assets acquired. The excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in other assets at November 30, 2002, and has been allocated to the value of the brand names and customer relationships acquired; both of which have been assigned indefinite lives.

         A summary of the purchase price allocation of the acquisition is as follows:

Current assets (excluding cash of $3,000)......................  $  18,476,000
Property, plant and equipment..................................        239,000
Intangible assets..............................................      4,182,000
Current liabilities............................................     (2,071,000)
                                                                 --------------
          Total purchase price.................................  $  20,826,000
                                                                 ==============

         As of December 6, 2001, Simmons was a wholly owned subsidiary of Blount International, Inc. ("Blount"). On December 7, 2001, Blount sold Simmons to Alliant Techsystems, Inc. ("ATK"). The accompanying unaudited pro forma consolidated condensed financial information reflects Blount's (predecessor) basis for periods prior to December 7, 2001 and ATK's (successor) basis for periods subsequent to December 6, 2001.

         The following table presents unaudited pro forma condensed consolidated financial information for the nine months ended November 30, 2002 and 2001, respectively, as though the acquisition occurred on March 1, 2001. The pro forma information for the nine months ended November 30, 2002 has been prepared by combining the statements of Meade for the nine months ended November 30, 2002 and the statement of operations of Simmons (successor) for the nine months ended September, 2002. The pro forma information for the nine months ended November 30, 2001 has been prepared by combining the statements of Meade for the nine months ended November 30, 2001 and the statement of operations of Simmons (predecessor) for the nine months ended September, 2001.

                                                         NINE MONTHS ENDED
                                                           NOVEMBER 30,
                                                  ------------------------------
                                                      2002             2001
                                                  --------------  --------------
Net sales.....................................    $ 107,310,000   $  99,138,000
Operating income..............................    $   5,680,000   $   1,730,000
Net income (loss).............................    $   2,063,000   $    (992,000)
Earnings per share
  Basic.......................................    $        0.11   $       (0.05)
  Diluted.....................................    $        0.11   $       (0.05)

         The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on March 1, 2001. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.

D. CREDIT AGREEMENT AMENDMENT

         On October 25, 2002, the Company amended its credit agreement with its U.S. bank. The amendment principally involved increasing the revolving credit facility and incorporating the Simmons acquisition into the credit agreement. The amended agreement provides the Company with a $35.6 million credit facility consisting of a $34 million revolving credit line and a $1.6 million term loan. Availability under the revolving credit line is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. The term loan is collateralized by domestic machinery and equipment. The amended facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants. Outstanding amounts under the revolving facility bear interest at the bank's base rate or LIBOR rate plus applicable margins. Amounts outstanding under the term loan bear interest at a fixed rate of approximately 7.9% pursuant to an interest rate swap agreement in place between the Company and the bank.

E. COMMITMENTS AND CONTINGENCIES

         In October, 2001 and June, 2002, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), and other related parties, charging the defendants with patent infringement and unfair competition. The complaints allege that a number of Tasco's and Celestron's consumer telescopes willfully infringe two of the Company's U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe the Company's patents. Tasco and Celestron filed an answer to the October, 2001 suit and a counterclaim which deny the Company's allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. Also in June, 2002, the Company filed suit against Tasco, Celestron and other related parties, charging the defendants, among other things, with fraudulently obtaining a U.S. patent. In May, 2002, Tasco and Celestron transferred certain of their assets to an assignee in an assignment for the benefit of creditors proceeding. The successor company to Celestron, Celestron Acquisition LLC, and the assignee have become defendants in the above described lawsuits. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

F. NET INCOME PER SHARE

         Basic earnings per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. The sole difference between the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the periods ended November 30, 2002 and 2001, is additional potential shares of common stock for outstanding stock options.

G. COMPREHENSIVE INCOME

         Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, comprehensive income in the accompanying financial statements includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended November 30, 2002, the Company had other comprehensive income as follows:

                                                                     THREE MONTHS   NINE MONTHS
                                                                         ENDED         ENDED
                                                                      NOVEMBER 30,  NOVEMBER 30,
                                                                         2002          2002
                                                                   --------------  --------------
Net income.....................................................    $   2,896,000   $   2,523,000
Currency translation adjustment................................           28,000         380,000
Change in fair value of foreign currency forward contracts.....          140,000         (53,000)
Change in fair value of interest rate swap.....................               --         (21,000)
                                                                   --------------  --------------
Total other comprehensive income...............................    $   3,064,000   $   2,829,000
                                                                   ==============  ==============

H. GOODWILL

         In June, 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141") and Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 established new accounting and reporting standards for business combinations that require the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods for periodically evaluating goodwill for impairment. The Company adopted the provisions of these statements in the quarter ended May 31, 2002. The implementation of SFAS 142 resulted in a reduction of goodwill amortization of approximately $60,000 per quarter. The Company performed its initial impairment evaluation of goodwill as of the end of August 31, 2002 and determined that no impairment had occurred. Implementation of SFAS 141 was not material to the Company's financial position or results of operations. The following pro forma summary presents the Company's net income
(loss) and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for the three and nine months ended November 30, 2002 and 2001 and for the three most recently completed fiscal years:

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                        NOVEMBER 30,                NOVEMBER 30,                YEAR ENDED FEBRUARY 28(29)
                                 --------------------------  --------------------------  -----------------------------------------
                                     2002          2001          2002          2001          2002           2001           2000
                                 ------------  ------------  ------------  ------------  ------------   ------------  ------------
Reported net income (loss) ...   $ 2,896,000   $   365,000   $ 2,523,000   $   327,000   $(1,442,000)   $ 1,286,000   $11,955,000
Add back goodwill
amortization, net of tax .....            --        36,000            --       109,000       144,000        144,000        72,000
                                 ------------  ------------  ------------  ------------  ------------   ------------  ------------
Adjusted net income (loss)....   $ 2,896,000   $   401,000   $ 2,523,000   $   436,000   $(1,298,000)   $ 1,430,000   $12,027,000
                                 ============  ============  ============  ============  ============   ============  ============
Reported basic
earnings (loss) per share.....   $      0.17   $      0.02   $      0.16   $      0.02   $     (0.10)        $0.09    $      0.85
                                 ============  ============  ============  ============  ============   ============  ============
Reported diluted
earnings (loss) per share.....   $      0.17   $      0.02   $      0.16   $      0.02   $     (0.10)        $0.08    $      0.80
                                 ============  ============  ============  ============  ============   ============  ============
Adjusted basic
earnings (loss) per share.....   $      0.17   $      0.03   $      0.16   $      0.03   $     (0.09)        $0.10    $      0.85
                                 ============  ============  ============  ============  ============   ============  ============
Adjusted diluted
earnings  (loss) per share....   $      0.17   $      0.03   $      0.16   $      0.03   $     (0.09)        $0.09    $      0.80
                                 ============  ============  ============  ============  ============   ============  ============

I. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                            NOVEMBER 30, 2002                 FEBRUARY 28, 2002
                                      -----------------------------     -----------------------------
                                        NOTIONAL                          NOTIONAL
                                         AMOUNT        FAIR VALUE          AMOUNT        FAIR VALUE
                                      -------------   -------------     -------------   -------------
Interest rate swap agreement          $  1,610,000    $    (47,000)     $  1,925,000    $    (26,000)
Fair value forward currency
contracts                             $         --    $         --                --              --
Cash flow forward currency
contracts                             $  1,087,000    $    (53,000)               --              --

         At November 30, 2002, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income as these items have been designated and qualify as cash flow hedges. The change in the fair value of the fair value forward currency contracts has been recorded in earnings. The settlement dates on the forward currency contracts vary based on the underlying instruments through February, 2003.

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

         THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

         Net sales for the third quarter of fiscal 2003 were $44.5 million compared to $35.4 million for the third quarter of fiscal 2002, an increase of 25.8%. Approximately $4 million of the increase over the prior year was attributable to sales of the Company's higher-end telescope products coupled with an increase of approximately $5 million in sales of binoculars, including the Company's digital camera/binocular. Also included in net sales for the third quarter of fiscal 2003 was approximately $3.4 million in net sales from the Simmons subsidiary. Partially offsetting these increases was a decrease in sales of smaller-aperture, less-expensive telescopes.

         Gross profit increased from $8.7 million (24.6% of net sales) for the third quarter of fiscal 2002 to $15.0 million (33.6 % of net sales) for the third quarter of fiscal 2003, an increase of 72.1%. The increase in gross profit as a percent of net sales was due principally to the change in product sales mix. Sales from the Simmons subsidiary contributed less than $1.0 million to gross profit. The gross margin on the Simmons sales was well below the overall Company gross margin for the quarter due, in part, to sales of close-out inventory on hand at the date of the acquisition.

         Selling expenses increased from $4.4 million (12.4% of net sales) for the third quarter of fiscal 2002 to $5.1 million (11.5% of net sales) for the third quarter of fiscal 2003, an increase of 16.0% which is generally in line with the increase in net sales for the quarter. General and administrative expenses increased from $2.6 million (7.3% of net sales) for the third quarter of fiscal 2002, to $3.6 million (8.2% of net sales) for the third quarter of fiscal 2003, an increase of 41.7%. This increase was due principally to increased legal, professional and consulting fees, including approximately $600,000 incurred in connection with the ongoing Tasco and Celestron patent infringement litigation.

         ESOP contribution expense decreased from $345,000 (1.0% of net sales) for the third quarter of fiscal 2002 to $303,000 (1.0% of net sales) for the third quarter of fiscal 2003, a decrease of 12.2%. The decrease in this non-cash charge was due principally to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock change.

         Research and development expenses increased from $398,000 (1.1% of net sales) for the third quarter of fiscal 2002 to $730,000 (1.6% of net sales) for the third quarter of fiscal 2003, an increase of 83.4%. For the third quarter of fiscal 2002, approximately $500,000 of research and development expenses incurred were reimbursed by a customer of the Company on a non-contingent basis. A similar expense reimbursement did not occur for the current year quarter.

         Interest expense decreased from $328,000 for the third quarter of fiscal 2002 to $293,000 for the third quarter of fiscal 2003, a decrease of 10.7%. This decrease was principally due to lower average borrowing rates as compared to the prior years' quarter.

         NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2001

         Net sales for the nine months ended November 30, 2002 were $88.6 million compared to $78.7 million for the comparable prior year period, an increase of 12.6%. Sales of the Company's binoculars, including the digital camera/binocular, and sales of the Company's telescope products for the more serious amateur astronomer accounted for increases of approximately $12 million and approximately $5 million, respectively, during the nine months ended November 30, 2002. Also included in net sales for the nine months ended November 30, 2002 was approximately $3.4 million in net sales from the Simmons subsidiary. Partially offsetting those increases was a decrease in sales of smaller-aperture, less-expensive telescopes.

         Gross profit increased from $21.2 million (27.0% of net sales) for the nine months ended November 30, 2001 to $28.5 million (32.2% of net sales) for the comparable current year period, an increase of 34.3%. The increase in gross profit as a percent of net sales was due to the change in product sales mix. Sales from the Simmons subsidiary contributed less than $1.0 million to gross profit. The gross margin on the Simmons sales was well below the overall Company gross margin for the quarter due, in part, to sales of close-out inventory on hand at the date of the acquisition.

         Selling expenses increased from $9.8 million (12.4% of net sales) for the nine months ended November 30, 2001 to $11.2 million (12.6% of net sales) for the comparable current year period, an increase of 14.7%. This increase was due primarily to television, radio and print advertising costs associated with the introduction of the Company's digital camera/binocular. The promotional campaign associated with the launch of the new digital camera/binocular was completed principally in first-quarter of fiscal 2003.

         General and administrative expenses increased from $7.1 million (9.1% of net sales) for the nine months ended November 30, 2001 to $9.4 million (10.6% of net sales) for the comparable current year period, an increase of 31.0%. This increase was principally due to increased legal, professional and consulting fees including approximately $1.1 million incurred in connection with the ongoing Tasco and Celestron patent infringement litigation and $700,000 incurred in connection with the Company's effort to acquire certain of the assets of Tasco and Celestron. The Company did not consummate such proposed acquisition.

         ESOP contribution expense decreased from $997,000 (1.3% of net sales) for the nine months ended November 30, 2001 to $731,000 (1.0% of net sales) for the comparable current year period, a decrease of 26.7%. The decrease in this non-cash charge was due to decreases in the average market price of the Company's stock and in the number of shares allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses increased from $1.6 million (2.0% of net sales) for the nine months ended November 30, 2001 to $2.2 million (2.5% of net sales) for the comparable current year period, an increase of 39.5%. For the third quarter of fiscal 2002, approximately $500,000 of research and development expenses incurred were reimbursed by a customer of the Company on a non-contingent basis. A similar expense reimbursement did not occur for the current year quarter, thus accounting for most of the increase year-over-year.

         Interest expense decreased from $1.1 million for the nine months ended November 30, 2001 to $728,000 for the comparable current year period, a decrease of 30.8%. This decrease was due to lower average bank borrowings and lower cost of funds as compared to the prior year period.

         The income tax provision was 54.0% of income before income taxes for the nine months ended November 30, 2001 compared to 41.4% for the nine months ended November 30, 2002. The fluctuations in the income tax provision are due to the tax effect of the non-deductible portion of the ESOP charge.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended November 30, 2002, the Company principally funded its operations with short-term bank borrowings and proceeds from the sale of its common stock. The Company used approximately $3.2 million in cash flows from operating activities. This was a result of increases in accounts receivable offset by decreases in inventories and prepaid expenses and increases in accounts payable, accrued liabilities and income taxes payable. Accounts receivable increased due to the timing and amount of shipments as compared to the period ended February 28, 2002. Inventories decreased meeting seasonal demand for the Company's products. Prepaid and other current assets decreased principally due to the receipt of income tax refunds. The increase in accounts payable was principally due to cash management. The increase in accrued liabilities was principally due to the accrual of consulting, legal and professional costs during the period. The Company paid $16.0 million during the third quarter and $4.8 million in December, 2002 to acquire all of the outstanding common stock of Simmons Outdoor Corp. (see footnote C. to the accompanying financial statements). The purchase price was funded by proceeds from the sale of the company's common stock as well as by funds borrowed on the Company's bank line of credit. Net working capital totaled approximately $49.1 million at November 30, 2002, compared to $41.8 million at February 28, 2002. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         Capital expenditures, including financed purchases of equipment, aggregated $679,000 and $860,000 for the nine months ended November 30, 2002 and 2001, respectively. The Company had no material capital expenditure commitments at November 30, 2002.

         The Company continues to depend upon operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at November 30, 2002 was over $13 million. Management believes that operating cash flow and bank borrowing capacity in connection with the Company's existing business and the business of Simmons should provide sufficient liquidity for the Company's obligations for the next twelve months. In the event the Company's plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

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

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars, riflescopes and other optical products; the Company's ability to continue to develop and bring to market new and innovative products; the Company's ability to integrate, develop and grow the Simmons business; the Company's ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

         In addition to other information in this report, the Company cautions that certain factors, including, without limitation, the following, should be considered carefully in evaluating the Company and its business and that such factors may cause the Company's actual operating results to differ materially from those set forth in the forward looking statements described above or to otherwise be adversely affected: any significant decline in general economic conditions or uncertainties affecting consumer spending; any general decline in demand for the Company's products; any inability to continue to design and manufacture products that will achieve and maintain commercial success; any failure of the Company to penetrate and expand the binocular and riflescope markets and achieve meaningful sales; any significant interruption of the Company's manufacturing abilities in its domestic or Mexican facilities or in any of its suppliers located in the far east; greater than anticipated competition; any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; the inherent risks associated with international sales, including variations in local economies, fluctuating exchange rates increased difficulty of inventory management, greater difficulty in accounts receivable collections, costs and risks associated with localizing products for foreign countries, changes in tariffs and other trade barriers, adverse foreign tax consequences, cultural differences affecting product demand and customer service and burdens of complying with a variety of foreign laws; the inherent risks associated with products manufactured or assembled outside of the United States, including, among other things, imposition of quotas or trade sanctions, fluctuating exchange rates, shipment delays or political instability; with respect to the Simmons Acquisition, the inherent risks associated with acquisitions such as integration risks and general ongoing business risks; risks that the Company will not achieve meaningful growth in the Simmons subsidiary; and increasing ESOP charges in the event the market price of the Company's stock increases.

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

         The Company has adopted a foreign currency hedging program that utilizes foreign currency forward contracts to hedge variable cash flows associated with recognized liabilities and to hedge exposure to changes in the fair value of unrecognized firm commitments. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The instruments that Meade uses for hedging are readily marketable traded forward contracts with financial institutions. Meade expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. During the nine months ended November 30, 2002, the Company entered into fair value forward currency contracts with notional amounts aggregating $1.9 million and cash flow forward currency contracts with notional amounts aggregating $4.6 million. At November 30, 2002, all of the fair value forward currency contracts had been settled. The fair value of the cash flow forward currency contracts at November 30, 2002 was ($53,000).

         Under the terms of the Company's bank agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its long-term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the nine months ended November 30, 2002 was a loss of $21,000 which is included in other comprehensive income for the nine months then ended.

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

ITEM 4. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures.
----------------------------------------------------

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

B. Changes in internal controls.
--------------------------------

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System With Distributed Intelligence." In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which it denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company's patent, for declaratory judgment that the Company's patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron's trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron's design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. Meade has filed a summary judgment motion on infringement and validity issues and Celestron has filed a summary judgment motion on non-infringement and invalidity issues. Both motions are expected to be heard by the court during the Company's fourth quarter of fiscal 2003. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

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

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

         Exhibit No. 10.50   Employee Stock Ownership Plan Amendment No. 2 to
                             Amended and Restated Plan.

         6(b) Reports on Form 8-K.

         The Company filed the following Reports with the SEC on the following dates:

         1. Form 8-K, filed on November 7, 2002, covering the acquisition of Simmons and excluding the related financial information.

         2. Form 8-K/A, filed on November 27, 2002, covering the acquisition of Simmons and including (i) the audited financial statements of Simmons at December 31, 2001 and the three years then ended, (ii) the unaudited financial statements of Simmons at June 30, 2002 and for the six months ended June 30, 2002 and 2001, and (iii) the unaudited pro forma combined consolidated condensed financial statements of the Company for the twelve months ended February 28, 2002 and for the six months ended August 31, 2002 reflecting the acquisition of Simmons.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2003
                                          MEADE INSTRUMENTS CORP.

                                          By: /s/ JOHN C. DIEBEL
                                              ----------------------------------
                                              John C. Diebel
                                              CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICE


                                          By: /s/ BRENT W. CHRISTENSEN
                                              ----------------------------------
                                              Brent W. Christensen
                                              SENIOR VICE PRESIDENT, FINANCE AND
                                              CHIEF FINANCIAL OFFICER

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


Date: January 14, 2003


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


Date: January 14, 2003


By: /s/ BRENT W. CHRISTENSEN, SENIOR VICE PRESIDENT AND CFO
-----------------------------------------------------------