Form 10-K
period 2003-02-28
MEADE INSTRUMENTS CORP
filed 2003-05-29
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2003

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

Common Stock, $0.01 Par Value Per Share

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of May 15, 2003, there were 19,806,026 outstanding shares of the Registrant’s common stock, par value $0.01 per share (“common stock”), which is the only class of common stock of the Registrant. As of May 15, 2003 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $2.90 per share as reported by Nasdaq, was approximately $28 million.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b).2 of the Exchange Act).

Yes ☐	No ☒

Documents Incorporated by Reference

     Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2003, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

     Meade Instruments Corp. is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, microscopes and other optical products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. That dedication to bringing consumers the broadest offering of consumer optical products led to the Company’s acquisition of Simmons Outdoor Corp. (“Simmons”) in October 2002. Simmons, a highly-regarded and well-known designer and distributor of riflescopes and binoculars, offers complete binocular and riflescope product lines under the Simmons®, Weaver® and Redfield® brand names. With Simmons, Meade has expanded its presence in the sporting goods market, a market the Company has not significantly penetrated in the past. Meade’s dedication to product innovation and brand recognition has led to the successful introduction of a wide range of products — products such as the Meade CaptureView™, a binocular with an integrated digital camera introduced in early fiscal 2003 that contributed over $15 million to net sales in its first year on the market. The Company believes that it offers not only the broadest and most complete line of telescopes and telescope accessories available but also, with the acquisition of Simmons, one of the broadest, most complete and most highly respected lines of riflescopes, binoculars and spotting scopes for the sports optics enthusiast. The Company offers hundreds of different telescope, riflescope and binocular models as well as hundreds of accessory products for consumer telescope and sports optics buyers. The Company’s telescopes range in aperture from under 2 inches to 16 inches and in retail price from less than $100 to more than $15,000. The Company offers several families of riflescopes and binoculars under its brand names at retail price points from about $10 to more than $500. Whether a consumer is a serious amateur astronomer, an avid naturalist or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy almost any desire the consumer optics buyer may have.

     Founded in 1972, Meade has a decades-long reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade’s telescopes are not Meade’s primary market, the Company’s Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies throughout the world. The Company has capitalized on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points to market successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. Meade is a major supplier of telescopes to such retailers as Discovery Channel Stores (formerly The Nature Company), Aldi (Germany), Wal-Mart, and Sam’s Club.

     Meade was sold by its founder and then-current Chief Executive Officer to an investor group in 1986. It was reacquired by the Company’s senior management in 1991. After the reacquisition, management emphasized a business plan that concentrated on new product development, securing a reliable supplier of less-expensive telescopes, effective targeted marketing and customer service. To those ends the Company committed $3.0 million, $2.2 million and $2.1 million to research and development during fiscal 2003, 2002 and 2001, respectively, and has, over the last five fiscal years, committed $9.7 million in the aggregate to research and development. These research and development expenditures were centered on the development of technologically advanced less-expensive telescopes, new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.

     Meade manufactures a complete line of advanced astronomical telescopes in Irvine, California, including the production of all of the advanced optical systems, which are critical components of telescopes. Many of the Company’s less-expensive telescopes and its binoculars and riflescopes are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, the Philippines and Japan. The Company also sources component parts for small to midrange telescopes and related accessories from several suppliers in mainland China, Taiwan, Japan and Korea. These parts are assembled into finished products in the Company’s wholly-owned Mexican assembly plant (See Item 2. Properties).

     The Company complements its efforts in new product development with an aggressive marketing plan. The Company’s marketing plan includes print advertising in astronomy, outdoor and hunting related magazines and, at times, in general consumer magazines. The marketing plan also includes extensive co-operative advertising campaigns with many of the Company’s key retail partners, as well as point-of-sale marketing displays. In addition, Meade publishes comprehensive, full-color, high-quality product catalogs that provide significant product exposure for a broad range of consumers including the serious amateur astronomer, the avid birder, the weekend sports enthusiast or hunter.

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

     On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. for $20,829,000 cash ($16,000,000 was paid at close; the balance was paid in December, 2002). Simmons, a designer and distributor of riflescopes, binoculars and other consumer sports optics offers products under the Simmons, Weaver and Redfield brand names. To fund a portion of the purchase price, the Company sold 3,291,801 shares of its common stock in a private placement for net cash proceeds of $7,344,000. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit.

     In the United States and Canada, the Company distributes its products through a network of more than 500 specialty retailers, distributors and mass merchandisers, which offer Meade’s products in more than 3,000 retail store locations. The Company also sells certain of its telescope models to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 30 foreign distributors, many of which service dealer locations in their respective countries. Revenues from customers outside North America were $27.2 million for the fiscal year ended February 28, 2003, and accounted for approximately 24.5% of the Company’s net sales for the fiscal year ended February 28, 2003 (See Note 8 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company’s domestic and international distribution networks.

     The Company continues to pursue industrial applications for its technologies and its product development and manufacturing capabilities. To that end, Meade announced, during fiscal 2002, several relationships with companies involved in free-space optics communication technologies and digital imaging applications in the scientific research and medical diagnostic equipment markets. Several of those companies have since ceased doing business. Meade’s principal source of revenue in the industrial marketplace is the sale of digital CCD imagers used in a life sciences research system manufactured and sold by the Eastman Kodak Company’s Scientific Imaging Systems group (based in Rochester, NY and New Haven, CT). However, sales to Eastman Kodak amounted to less than 1% of net sales for the year ended February 28, 2003. While Meade continues to pursue industrial applications for its technologies, the Company does not believe sales of products into such markets will contribute meaningfully to the Company’s sales and profitability for the foreseeable future.

Recent Developments

     On April 21, 2003, the Company announced that John C. Diebel will resign as the Company’s Chairman and Chief Executive Officer effective May 31, 2003. Steven G. Murdock will become Chief Executive Officer and retain his position as President. Harry L. Casari, a current member of the Company’s Board of Directors, will become Chairman of the Board of Directors. Mr. Diebel remains a member of the Board of Directors.

     In connection with Mr. Diebel’s resignation, the Company and Mr. Diebel have entered into a Transition Agreement pursuant to which, among other matters, Mr. Diebel has agreed to serve as a consultant to the Company until May 31, 2004.

Industry Overview

     Market-size data for the consumer optics industry are difficult to obtain because nearly all of the companies in the industry are privately held. The Company believes the overall size of the consumer optics market is driven, in part, by the introduction of new products.

     The Company offers products at numerous price points in the consumer optics market, from advanced astronomical telescopes, state-of-the-art riflescopes and cutting-edge binoculars with integrated digital cameras to less-expensive telescopes for beginning amateur astronomers and low-priced binoculars for the casual observer.

     The advanced astronomical telescope market is characterized by frequent technological developments, including the relatively recent introduction of electronic and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. These advanced telescopes continue to drive the technological advances specifically in the telescope industry and generally in the consumer optics industry.

     Telescopes are generally offered in three different optical configurations: (a) refracting telescopes, which use a lens at the upper end of the optical tube to collect light; (b) reflecting telescopes, which use a concave mirror as the primary optical element; and (c) catadioptric (mirror-lens) telescopes, which employ a combination of mirrors and lenses to form the image. Each type has its own advantages: refractors are easy to maintain, yield sharp images and are relatively inexpensive in smaller apertures; reflectors generally are the lowest-cost means of purchasing larger apertures and are well suited to the intermediate amateur astronomer; and mirror-lens telescopes are more portable in larger apertures.

     The binocular market is typically characterized less by technological developments than by styling, features and price. However, Meade believes its introduction of the CaptureView binocular with an integrated digital camera demonstrates that innovation can drive binocular sales as well. Among the first to market with the concept of an integrated binocular/digital camera, Meade’s CaptureView offered a quality integrated product at an attractive retail price (only $99 at most retail outlets in the U.S.) The principal features considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image — either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binocular’s field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under $10 to several thousand dollars. Meade binoculars, offered under the Meade, Bresser, Simmons, Weaver and Redfield brand names, generally sell for between $15 and $400 at retail.

     The riflescope (and pistolscope) market demands a product that is rugged, absolutely waterproof and unerringly accurate. Like the binocular and telescope markets, features, styling and price are prime motivators in the riflescope market. Brand reputation is also a critical element in the riflescope consumer’s buying decision. The principal features considered by rifle and pistol scope buyers include: (1) light gathering ability and light transmission which are principally dependent on the diameter of the objective lens and the effectiveness of the anti-reflective coatings applied to the various lens surfaces in the scope, (2) waterproof/fogproof/shockproof integrity and durability of construction, (3) eye relief, which measures the distance from the shooter’s eye to the surface of the ocular lens, (4) ease of adjustment for windage and elevation and (5) magnification – riflescopes typically offer variable magnification but come in fixed magnifications as well. Rifle and pistol scopes are sized by the diameter of the objective lens, which typically ranges from 20mm to 50mm, and are priced from under $30 to nearly $2,000 at retail. Meade rifle and pistol scopes, offered under the Simmons, Weaver and Redfield brand names, generally sell for between $30 and $600 at retail.

     Meade believes that it is uniquely positioned in the marketplace to capitalize on its strong family of brand names, its research and development resources, its history of innovation and its manufacturing capabilities, to bring new and innovative products to the consumer and sports optics markets.

Competitive Strengths

     Meade believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, riflescopes, microscopes and other optical related products. These benefits include its ability to offer its customers one of the most innovative, broadest product lines available, embodying both high quality and value. The Company attributes its success to the following competitive strengths:

     New Products/Research and Development. Meade places a primary emphasis on product innovation and quality through its research and development efforts. The Company employs an in-house engineering staff that develops new products for the broad spectrum of markets the Company sells into as well as technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its senior level management are among the most experienced in the telescope industry. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the consumer optics industry’s most technically advanced, easy to use, consumer telescopes, binoculars and riflescopes.

     Broad Line of Products. The Company has pursued a strategy in which it uses the tremendous advancements in microprocessor technology to building on its existing know-how in advanced telescope design and operation to bring computer technology and features to telescopes at lower and lower price points. Through its acquisitions of Bresser in 1999, and Simmons in 2002, the Company has expanded its product lines to include a wide variety of binoculars and telescopes under the Bresser brand name (a well-known and respected brand in Germany and throughout Europe) and complete lines of riflescopes, pistolscopes and binoculars under the Simmons, Weaver and Redfield brand names. As a result, the Company offers hundreds of different telescope, riflescope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer telescope and sports optics buyers. The Company’s telescopes range in aperture from under 2 to 16 inches and in retail price from less than $100 to more than $15,000. The Company offers several families of riflescopes and binoculars under its several brand names at retail price points from about $10 to more than $500. Whether a consumer is a serious amateur astronomer, an avid hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy almost any desire the consumer optics buyer may have.

     Optical Systems Expertise. Meade has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics on-site in Irvine, California. Meade employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the more advanced consumer telescope market. Meade uses its optical engineering expertise to ensure that the optics in its foreign-sourced telescopes, binoculars and riflescopes meet the strictest of standards.

     Quality Control. Meade’s manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Certain of the Company’s less expensive and mid-range telescope models and accessories are assembled at the Company’s assembly plant located in Tijuana, Mexico. The Company manufactures the majority of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while many of the Company’s less-expensive telescopes, and its binoculars and riflescopes are produced for the Company by manufacturers located in the Far East, principally mainland China, Taiwan, Japan and the Philippines. Meade regularly sends product and design engineers to the Far East to monitor the manufacturing processes at the various plants that produce its telescopes, telescope components, binoculars, riflescopes and accessories. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     Broad Distribution Network. The Company’s sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade expanded its distribution network with the acquisition of Simmons. Simmons distributes its products, inside and outside the U.S., principally through mass merchandisers and distributors in the sporting goods marketplace. Meade did not have significant presence in the sporting goods marketplace prior to the acquisition of Simmons. Meade has its own on-site graphic arts departments to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes, binoculars and riflescopes to such retailers as Discovery Channel Store (formerly The Nature Company), Aldi (Germany), Wal-Mart, Sam’s Club and Jerry’s Sport Center. Meade Europe also has continued to expand Meade’s international presence.

     Superior Customer Service. Meade believes that its high levels of customer service and technical support are important factors that differentiate it from its competitors. In an effort to provide each of the Company’s customers with post-sale service and to relieve them of the burden of such service, Meade has established multiple dedicated toll-free telephone numbers so that its customers and end users can call the Company’s support personnel with any questions relating to its products. In addition to giving its customers personal attention, the Company believes that providing this toll-free assistance also reduces product returns by better educating first-time users about telescope, binocular and riflescope operation. In addition, in an effort to simplify assembly of the Company’s products, Meade pre-assembles a substantial portion of its telescopes prior to packaging.

Products

     Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses and the Company’s recently introduced CaptureView binocular with an integrated digital camera. The Company’s product offerings also include a complete line of riflescopes from the lower-to-moderate priced Simmons and Redfield lines to the higher priced precision scopes in the Weaver line. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade’s products are described in greater detail below:

     Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90, to the state-of-the-art LX200GPS line. The LX200GPS telescopes, available in 7, 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200GPS telescopes feature a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LXD55 series. The LXD55 series offers the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. The advanced astronomical telescopes collectively represented approximately 3% of telescope units shipped and approximately 21% of the Company’s net sales for the fiscal year ended February 28, 2003.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 60mm to 114mm refracting, reflecting and spotting telescopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 114mm, and the ETX series, with apertures ranging from 70mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brought to the general consumer for prices starting at a few hundred dollars, features that had previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. These telescope models comprise the lower-price end of the Company’s telescope product line. Sales of entry-level telescopes comprised approximately 97% of the Company’s telescope units shipped and approximately 36% of the Company’s net sales for the fiscal year ended February 28, 2003.

     Binoculars. The Company expanded its market presence in binoculars with the acquisition of Simmons in 2002 and Bresser in 1999. The Simmons brands are widely recognized in the sports optics marketplace as quality products at competitive prices. The Bresser name is equally well recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Binocular sales accounted for well over one half of the Company’s sales attributed to Germany during fiscal 2003. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network under the Meade brand name, including the Company’s CaptureView, a binocular with an integrated digital camera. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales, comprising over one million units in fiscal 2003, represented approximately 24% of the Company’s net sales for the fiscal year ended February 28, 2003.

     Rifle and pistol scopes. The Company expanded its product offerings to include riflescopes and pistolscopes with the acquisition of Simmons in October 2002. Simmons sells riflescopes under the Simmons, Weaver and Redfield brand names. Riflescope sales accounted for most of the Company’s sales attributed to Simmons during fiscal 2003. The riflescopes sold by the Company are purchased from manufacturers outside the United States. Riflescopes represented approximately 8% of the Company’s net sales for the fiscal year ended February 28, 2003.

     Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and celestial observation software for telescopes to bore sighters for riflescopes. Approximately 250 telescope accessory products are currently available from the Company. Sales of accessories represented approximately 9% of the Company’s net sales for the fiscal year ended February 28, 2003. Other miscellaneous products such as industrial optical and digital imaging products, microscopes and other consumer optical products accounted for approximately 2% of the Company’s net sales for fiscal 2003.

Sales and Marketing

     The Company’s telescopes, binoculars, riflescopes, microscopes and accessories are sold through a domestic network of mail order dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company’s products are sold through its wholly owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company’s high-end telescopes are generally sold through mail order dealers or single and multiple-location specialty retailers. Meade’s less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company’s binoculars and riflescopes are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are the following retail outlets, mass merchandisers and foreign distributors: Discovery Channel Stores (formerly The Nature Company), Wal-Mart, Aldi (Germany), MIC International Corp. (Japan), Sam’s Club and Jerry’s Sport Center. For additional information about geographic areas, see Note 8 of Notes to Consolidated Financial Statements.

     The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs approximately thirty-seven persons in sales and customer service positions in the U.S. and Europe, all of whom have significant industry experience. These individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes, binoculars and riflescopes. The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

     The Company’s telescope products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. Innovation and quality is also the theme in the Simmons advertising and marketing programs. The Simmons brands are regularly advertised in several of the most widely circulated hunting and outdoors consumer magazines. The Company also focuses advertising dollars on point-of-sale promotions and displays in partnership with its retail customers to cooperatively market the Company’s products to the end consumer.

     Throughout fiscal 2003, the Company sold its products to mail order dealers, to distributors and to more than 600 specialty retailers and mass merchandisers that offer Meade’s products in more than 11,000 retail store outlets. During fiscal 2003, Wal-Mart (including Sam’s Club) and Discovery Channel Store (“DCS”, formerly The Nature Company), accounted for approximately 15% and 11% of the Company’s net sales, respectively. During fiscal 2002, Wal-Mart (including Sam’s Club) and DCS, accounted for approximately 13% and 11% of the Company’s net sales, respectively. During fiscal 2001, DCS accounted for approximately 13% of the Company’s net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 49% of the Company’s net sales in fiscal 2003. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

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

     The Company works closely with factories in the Far East developing proprietary telescope, binocular and riflescope designs and ensuring that the manufacturing processes result in products that meet the Company’s quality standards. Meade maintains relationships with several suppliers in the Far East in order to diversify its supply. Most of those suppliers are located in mainland China. Many of the Company’s telescopes, telescope components and accessories, binoculars and riflescopes purchased during fiscal 2003 were supplied by these Chinese manufacturers. The Company owns many of the key designs, molds and dies used by the Far-Eastern suppliers. Meade regularly sends product and design engineers to the Far-East to monitor the manufacturing processes at the various plants that produce its products and accessories. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     In fiscal year 2000 the Company began an assembly operation in a 26,000 sq. ft. building located in Tijuana, Mexico (the “Mexico Facility”). In December 1999, the Mexico Facility was expanded to approximately 50,000 sq. ft. At February 28, 2003, this facility employed approximately 135 people engaged in the assembly of several products including less-expensive and mid-range telescopes, electronic sub-assemblies, and accessory products.

Competition

     The telescope, binocular and riflescope industries are highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron International, Inc. (“Celestron”), and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other significantly smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing. In May 2002, Celestron transferred certain of its assets in an assignment for the benefit of creditors proceeding. Those assets were sold in June 2002 to a new Celestron entity, Celestron Acquisition LLC.

     The binocular and riflescope markets are generally more competitive than the telescope market with a greater number of competitors at each price point. In the binocular market, the Company competes primarily with Bushnell, Nikon Inc., Canon Inc., Minolta Camera, Co., Ltd., Pentax Corporation and various smaller manufacturers and resellers. In the riflescope market, the Company competes primarily with Bushnell, Leupold & Stevens, Inc., BSA Optics, Inc., Burris Company and Kahles GmbH. Many of these competitors in the binocular and riflescope market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

Employees

     As of February 28, 2003, Meade had approximately 500 full-time employees. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico Facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company’s growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade’s common stock.

Executive Officers of the Registrant

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 15, 2003:

Name	Age	Position

John C. Diebel	59	Chairman of the Board and Chief Executive Officer
Steven G. Murdock	51	President, Chief Operating Officer, Secretary, Director
Joseph A. Gordon, Jr.	53	Senior Vice President — North American Sales, Director
Brent W. Christensen	44	Senior Vice President — Finance and Chief Financial Officer
Mark D. Peterson	41	Senior Vice President and General Counsel
Robert L. Davis	36	Senior Vice President — Corporate Development

     John C. Diebel founded Meade Instruments Corp. in 1972. He has been the Chairman of the Board and Chief Executive Officer of the Company for the majority of the time since December 1975. Prior to founding the Company, Mr. Diebel worked as an engineer for TRW Inc. and Hughes Aircraft Co. Mr. Diebel graduated from the California Institute of Technology with BS and MS degrees in electrical engineering and received a Ph.D. degree in electrical engineering from the University of Southern California. On April 21, 2003, the Company announced that John C. Diebel will resign as the Company’s Chairman and Chief Executive Officer effective May 31, 2003. Mr. Diebel remains a member of the Board of Directors.

     Steven G. Murdock, a director of the Company since April 1996, has been the Company’s President and Chief Operating Officer since October 1990 and the Company’s Secretary since April 1996. From May 1980 to October 1990, Mr. Murdock was the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge. In connection with Mr. Diebel’s resignation as Chief Executive Officer, Steven G. Murdock will become Chief Executive Officer and retain his position as President.

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

     Robert L. Davis has been the Company’s Senior Vice President — Corporate Development since March 1, 2003. Mr. Davis was the Company’s Vice President and Assistant General Counsel from December 1999. From September 1996 to December 1999, Mr. Davis was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

Item 2. Properties

     During fiscal 2003, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility and a 42,000 square foot warehouse both of which are located in Irvine, California. The manufacturing, distribution and corporate facility lease expires in 2007. The warehouse lease expired in March 2003 and the Company vacated the premises as of April 1, 2003. Simmons leases a 96,000 square foot distribution facility in Thomasville, Georgia that includes 6,000 square feet of office space. The Simmons lease expires in December 2007. The Company leases 45,000 square feet of warehouse space in Meridian, Mississippi on a month-to-month basis. The Company also leases a 50,000 square foot assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2004 with three, five-year options. The Company owns a 30,000 square foot office and distribution facility located in Borken, Germany. The Company also leases a 1,200 square foot office space, in Graefelfing, Germany with a cancellation notice period of 6 months to the end of any calendar year. The Company leases office space in Florida for a sales employee, which lease expires in July 2003. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.

Item 3. Legal Proceedings

     On October 17, 2001, the Company filed suit against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron willfully infringed Meade’s Patent No. 6,304,376, entitled “Fully Automated Telescope System With Distributed Intelligence.” In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade’s patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which it denied the Company’s allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company’s patent, for declaratory judgment that the Company’s patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron’s trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron’s design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. However, Celestron recently dismissed its design-patent counterclaim with prejudice as to Meade products on sale up to that time. On February 28, 2003, a partial Summary Judgment issued in favor of Celestron in which the Court held that Celestron did not literally infringe Meade’s ‘376 patent. On May 23, 2003, a further partial Summary Judgment issued in favor of Celestron in which the Court held that Celestron did not infringe Meade’s ‘376 patent under the doctrine of equivalents. Meade is currently evaluating its options with respect to an appeal of these rulings. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

     On June 4, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties charging the defendant with patent infringement. The complaint, (“the ‘799 lawsuit”) filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleges that the defendants willfully infringed Meade’s Patent No. 6,392,799, entitled “Fully Automated Telescope System With Distributed Intelligence.” The patent covers the Company’s “level the telescope and point it North” alignment technology (the “Telescope Alignment Technology”), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco, Celestron and the other defendants from continuing to manufacture or sell products that infringe Meade’s telescope alignment patent. On December 16, 2002, the District Court denied Meade’s motion. The Company intends to continue to vigorously assert the ‘799 patent against Celestron, Tasco, and the other defendants and to vigorously defend against their counterclaims. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

     On June 7, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties, charging the defendants with correction of patent inventorship, false and misleading representations in violation of the Lanham Act, unfair competition and fraudulent business practices. The complaint, (“the ‘942 lawsuit) filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 02-558 (GLT)), alleges that the defendants misappropriated the Company’s Telescope Alignment Technology and subsequently conspired to obtain United States Patent No. 6,369,942, entitled “Auto-alignment tracking telescope mount” (“the ‘942 Patent”), by fraudulently representing themselves as the inventors and owners of the Telescope Alignment Technology. In addition to other remedies, the suit seeks to establish that the Company invented the Telescope Alignment Technology and that equitable and legal title to the ‘942 Patent should be vested in the Company. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

     On November 21, 2002, Celestron filed an action alleging that Meade products infringe United States Patent No. 6,467,738 entitled “Tripod Structure for Telescopes.” The complaint seeks injunctive relief, compensatory and treble damages in an unspecified amount, and attorneys’ fees and costs. Meade has filed an answer denying all claims in Celestron’s complaint. Celestron also filed a motion for a preliminary injunction based on its patent. Meade opposed Celestron’s motion. On December 16, 2002, the District Court denied Celestron’s motion. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

     Celestron and Tasco, in May 2002, transferred certain of their assets in an assignment for the benefit of creditors proceeding to James Feltman, an assignee. Assignee James Feltman subsequently sold the assets on or around June 24, 2002 to a new Celestron entity, Celestron Acquisition LLC. Celestron Acquisition LLC, along with Celestron and Tasco, is a defendant in the above-referenced lawsuits. James Feltman is also a named defendant in the ‘799 lawsuit, but not the ‘942 lawsuit.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s initial public offering was completed on April 14, 1997 (the “Offering”), and from that date to the present, the Company’s common stock has been listed on the Nasdaq National Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2003 and 2002, respectively, were:

Year Ended February 28, 2003:	High	Low	Year Ended February 28, 2002:	High	Low

Fourth quarter	$3.75	$2.75	Fourth quarter	$4.00	$2.22
Third quarter	$4.75	$2.56	Third quarter	$5.70	$3.08
Second quarter	$5.87	$3.00	Second quarter	$7.36	$4.15
First quarter	$6.01	$2.25	First quarter	$7.50	$3.00

     The reported closing sales price of the Company’s common stock on the Nasdaq National Market on May 15, 2003 was $2.90. As of May 15, 2002, there were 197 holders of record of the Company’s common stock.

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

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following data have been derived from the Company’s audited consolidated financial statements, including the consolidated balance sheets at February 28, 2003 and 2002 and the consolidated statements of operations for the three years ended February 28, 2003 and the notes thereto appearing elsewhere herein.

	Year Ended February 28,

	2003	2002	2001	2000	1999

	(In thousands of dollars, except per share amounts)
Income Statement Data:
Net sales	$110,817	$94,718	$123,000	$126,808	$76,321
Cost of sales	76,923	70,108	82,809	75,780	44,255

Gross profit	33,894	24,610	40,191	51,028	32,066
Selling expenses	14,248	12,920	21,782	15,471	12,268
General and administrative expenses	12,628	9,098	8,439	10,355	7,325
ESOP contribution expense	905	1,367	2,997	1,861	1,200
Research and development expenses	3,008	2,167	2,062	1,361	978

Operating income (loss)	3,105	(942)	4,911	21,980	10,295
Interest expense	1,137	1,345	2,036	977	473

Income (loss) before income taxes	1,968	(2,287)	2,875	21,003	9,822
Income tax provision (benefit)	830	(845)	1,589	9,048	4,223

Net income (loss)	1,138	(1,442)	1,286	11,955	5,599

Per share information:
Net income (loss) — basic	$0.07	$(0.10)	$0.09	$0.85	$0.41

Net income (loss) — diluted	$0.07	$(0.10)	$0.08	$0.80	$0.40

Weighted average common shares outstanding — basic	16,410	15,100	14,700	14,112	13,718

Weighted average common shares outstanding — diluted	16,624	15,100	15,600	14,944	14,070

Balance Sheet Data:
Working capital	$50,077	$41,802	$38,867	$36,553	$21,388
Total assets	83,797	64,823	76,466	64,091	34,624
Total current liabilities	21,403	12,224	25,944	16,485	9,134
Long-term debt, net of current portion	2,139	2,463	—	4,500	—
Stockholders’ equity	60,255	50,108	50,351	42,665	25,267

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

	Year Ended February 28 ,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.4	74.0	67.3

Gross profit	30.6	26.0	32.7
Operating expenses:
Selling expenses	12.9	13.7	17.7
General and administrative expenses	11.4	9.6	6.9
ESOP contribution expense	0.8	1.4	2.4
Research and development expenses	2.7	2.3	1.7

Total operating expenses	27.8	27.0	28.7

Income (loss) from operations	2.8	(1.0)	4.0
Interest expense	1.0	1.4	1.7

Income (loss) before income taxes	1.8	(2.4)	2.3
Provision (benefit) for income taxes	0.8	(0.9)	1.3

Net income (loss)	1.0	(1.5)	1.0

Fiscal 2003 Compared to Fiscal 2002

     Net sales increased from $94.7 million in fiscal 2002 to $110.8 million in fiscal 2003, an increase of 17.0%. Sales of the Company’s binoculars, including the digital camera/binocular, and sales of the Company’s telescope products for the more serious amateur astronomer accounted for increases of approximately $16 million and $9 million, respectively over net sales in the prior year. Also included in net sales for the year ended February 28, 2003 was approximately $10 million from the Simmons subsidiary. Partially offsetting those increases was a decrease in sales of smaller-aperture, less-expensive telescopes.

     Gross profit increased from $24.6 million (26.0% of net sales) in fiscal 2002 to $33.9 million (30.6% of net sales) in fiscal 2003, an increase of 37.7%. The increase in gross profit as a percent of net sales was due to a change in product sales mix and covering fixed costs with higher volume. Sales from the Simmons subsidiary contributed approximately $1.7 million to gross profit. Gross margin on the Simmons sales was below the consolidated Company gross margin for the year due, in part, to sales of close-out inventory on hand at the date of the acquisition.

     Selling expenses increased from $12.9 million (13.7% of net sales) in fiscal 2002 to $14.2 million (12.9% of net sales) in fiscal 2003, an increase of 10.3%. This increase was due, in part, to an increase of approximately $1.8 in advertising and marketing expenses with a significant portion of that increase related to television, radio and print advertising associated with the introduction of the Company’s digital camera/binocular. Selling expenses also include approximately $0.6 million associated with the Simmons subsidiary. These increases were partially offset by a decrease in the Company’s provision for bad debts during the year.

     General and administrative expenses increased from $9.1 million (9.6% of net sales) in fiscal 2002 to $12.6 million (11.4% of net sales) in fiscal 2003, an increase of 38.8%. This increase was due, in part, to an over $2.5 million increase in legal, professional and consulting fees with a significant portion of that increase incurred in connection with the ongoing Tasco and Celestron patent infringement litigation and with the Company’s effort to acquire certain of the assets of Tasco and Celestron. The Company did not consummate such proposed acquisition. Also contributing to the increase over the prior year was approximately $0.5 million in general and administrative expenses from the Simmons subsidiary and an increase of approximately $0.5 million in salaries, wages and bonuses over the prior year.

     ESOP contribution expense decreased from $1.4 million (1.4% of net sales) in fiscal 2002 to $0.9 million (.8% of net sales) in fiscal 2003, a decrease of 33.8%. The decrease in this non-cash charge was due to decreases in the average market price of the Company’s stock and in the number of shares allocated to the Employee Stock Ownership Plan during the year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

     Research and development expenses increased from $2.2 million (2.3% of net sales) in fiscal 2002 to $3.0 million (2.7% of net sales) in fiscal 2003, an increase of 38.8%. In the prior year, approximately $500,000 of research and development expenses incurred were reimbursed by a customer of the Company on a non-contingent basis. A similar expense reimbursement did not occur during the current year, thus accounting for most of the increase year-over-year. The Company does not expect research and development expenses to continue to increase by the dollar amounts or at the rate experienced in the current year. With demand for the Company’s industrial products diminished, research and development costs associated with those product lines will be rationalized.

     Interest expense decreased from $1.3 million for fiscal 2002 (1.4% of net sales) to $1.1 million for fiscal 2003 (1.0% of net sales), a decrease of 15.5%. This decrease was principally due to lower average borrowings and lower cost of funds as compared to the prior year.

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

     The following tables (in thousands of dollars) present unaudited financial results for each of the eight quarters in the period ended February 28, 2003. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

		Fiscal 2003				Fiscal 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$20,053	$24,035	$44,519	$22,210	$16,144	$27,162	$35,401	$16,011
Gross profit	6,187	7,382	14,961	5,364	4,652	7,902	8,692	3,364
Operating income (loss)	(595)	452	5,176	(1,928)	(940)	1,730	973	(2,705)
Net income (loss)	(507)	134	2,896	(1,385)	(798)	760	365	(1,769)

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See “Business — Operations — Materials and Supplies.”

Liquidity and Capital Resources

     The Company funded its operations during the fiscal year with internally generated cash flow, short-term bank borrowings and proceeds from the sale of its common stock. Operating cash flows were generated principally by net income, positive adjustments to net income for depreciation and amortization, decreases in inventories, deferred taxes, prepaid expenses including prepaid income taxes, and increased accrued liabilities. These cash flows were partially offset by an increase in accounts receivable. For the year, cash flows from operations totaled approximately $10.0 million. With a concentrated effort to reduce inventories, the Company improved its inventory turns to just under 2.5 times in fiscal 2003 compared to just under 2.0 times in fiscal 2002 (excluding the effects of the Simmons acquisition). With the reduction in inventories, deferred tax assets related to inventories were also reduced. Cash flows were also generated by a refund of a significant portion of the prior year’s prepaid income taxes. On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. for $20.8 million cash ($16.0 million was paid at close; the balance was paid in December, 2002). Simmons, a designer and distributor of riflescopes, binoculars and other consumer sports optics offers products under the Simmons, Weaver and Redfield brand names. To fund a portion of the purchase price, the Company sold 3,291,801 shares of its common stock in a private placement for net cash proceeds of $7.3 million. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit. Net working capital totaled approximately $50.1 million at February 28, 2003, up from $41.8 million at February 28, 2002. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”). The amendment principally involved increasing the revolving credit facility and incorporating the Simmons acquisition into the credit agreement. The amended agreement provides the Company with a $35.6 million credit facility consisting of a $34.0 million revolving credit line (the “U.S. revolving loan”) and a $1.6 million term loan (the “U.S. term loan”). Amounts outstanding on the U.S. revolving loan and U.S. term loan at February 28, 2003 were approximately $9.1 million and $1.5 million, respectively. Availability under the U.S. revolving loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. Availability under the U.S. revolving loan at February 28, 2003 was approximately $5.7 million. The U.S. term loan is secured by domestic machinery and equipment. The U.S. term loan is collateralized by domestic machinery and equipment. The amended facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including but not limited to, Fixed Charge Coverage Ratios. Outstanding amounts under the U.S. revolving loan bear interest at the bank’s base rate or LIBOR rate plus applicable margins. Outstanding amounts on the U.S. revolving loan and U.S. term loan bear interest at the bank’s base rate or LIBOR rate plus applicable margins (4.5% and 7.9%, respectively at February 28, 2003).

     In July 2002, the Company’s German subsidiary renegotiated its agreement with a bank to provide up to approximately $3.8 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2003. The German subsidiary also has an agreement with the bank that provides a term loan expiring June 2006 collateralized by land and buildings owned by the German subsidiary (collectively, the “European Loans”). Outstanding amounts on the revolving loan and the term loan in Europe at February 28, 2003 were approximately $12,000 and $1.2 million, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (8.75% and 6.0%, respectively at February 28, 2003).

     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at February 28, 2003 was approximately $9 million. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

     Capital expenditures, including financed purchases of equipment, aggregated $0.7 million, $0.7 million and $2.4 million for the fiscal years ended February 28, 2003, 2002 and 2001, respectively.

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

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 28, 2003 was a loss of $23,000 which is included in other comprehensive income for the year ended February 28, 2003.

     The following table summarizes the Company’s contractual obligations as of February 28, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments due by period:

		Up to			After
Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$2,697,000	$558,000	$1,360,000	$779,000	—
Non-cancelable operating leases	8,141,000	1,881,000	3,368,000	2,853,000	$39,000
Capital lease obligations	26,000	26,000	—	—	—

Total contractual cash obligations	$10,864,000	$2,465,000	$4,728,000	$3,632,000	$39,000

     The preceding table assumes that any operating leases with renewal options that expire during fiscal 2004 or fiscal 2005 will be renewed under the terms of the governing lease agreement.

Inflation

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company’s business will not be affected by inflation in the future.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143. which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 143 for the year ended February 28, 2003. The adoption of SFAS No. 143 did not have a material effect on its financial position or results of operations upon adoption.

     In October 2001, the FASB issued SFAS No. 144 which establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 is effective in fiscal years beginning after December 15, 2001 and, in general, is to be applied prospectively. The Company adopted the provisions of SFAS No. 144 for the year ended February 28, 2003. The adoption of SFAS No. 144 did not have a material effect on its financial position or results of operations upon adoption.

     In December 2002, the FASB issued SFAS 148, which provides alternative transition methods for companies adopting a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also requires enhanced disclosure regarding the method of accounting and the effect of the method used on reported results of operations. SFAS 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 for the year ended February 28, 2003, and has elected to continue to account for its stock-based compensation under the intrinsic value method.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, which requires disclosures about obligations under certain guarantees issued by the Company, and which requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective for interim or annual fiscal periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45 for its year ended February 28, 2003. The adoption of FIN 45 did not have a material effect on its financial position or results of operations.

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. The Company does not expect the adoption of these statements to have a material effect on the Company’s financial position or results of operations.

Forward-Looking Information

     The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscope and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products; the Company’s ability to integrate, develop and grow the Simmons business; the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

     Our business is vulnerable to changing economic conditions, including:

•	a decline in general economic conditions;

•	uncertainties affecting consumer spending; and

•	changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive instruments.

     Our intellectual property rights are subject to risks, including:

•	the potential that we may be unable to obtain and maintain patents and copyrights to protect our computerized telescope and other product technology;

•	competitors’ infringement upon Meade’s existing intellectual property; and

•	approval of competitors’ patent applications that may restrict our ability to compete effectively.

     Our business is subject to other risks, including:

•	a general decline in demand for the Company’s products;

•	an inability to continue to design and manufacture products that will achieve and maintain commercial success;

•	the potential that we may fail to penetrate the binocular and riflescope markets and achieve meaningful sales;

•	any significant interruption of our manufacturing abilities in our domestic or Mexican facilities or in any of our suppliers located in the Far East;

•	greater than anticipated competition;

•	discovery of facts not presently known to Meade or determinations by judges, juries or other finders of fact which do not accord with Meade’s evaluation of the possible liability or outcome of existing litigation;

•	any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; and

•	increasing ESOP charges in the event the market price of the Company’s stock increases.

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

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 28, 2003 was a loss of $23,000 which is included in other comprehensive income for the year ended February 28, 2003.

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

     Information with respect to this item is set forth in Item 16.

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

Equity Compensation Plan Information

     The following table provides information as of February 28, 2003 with respect to shares of Meade common stock that may be issued under the Stock Incentive Plan.

	A	B	C

Number of
Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued upon		(Excluding
	Exercise of	Weighted Average	Securities
	Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options(1)	Outstanding Options	A)

Equity compensation plans approved by shareholders	3,791,842	$4.92	1,173,243
Equity compensation plans not approved by shareholders	310,000	25.87	0

Total	3,791,842	$4.92	1,173,243

Item 13. Certain Relationships and Related Transactions

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 14. Controls and Procedures

     A.     Evaluation of Disclosure Controls and Procedures.

     The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 (c), promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

     B.     Changes in internal controls.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	The following documents are filed as part of this report:

Page
Number

1. Financial Statements:
Report of Independent Accountants	F-1
Consolidated Balance Sheets at February 28, 2003 and 2002	F-2
Consolidated Statements of Operations for each of the three years in the period ended February 28, 2003	F-3
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended February 28, 2003	F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended February 28, 2003	F-5
Notes to Consolidated Financial Statements	F-6
2. Financial Statement Schedules:

For each of the three years in the period ended February 28, 2003 — II — Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted

3. Exhibits included or incorporated herein: See Exhibit Index

(b)	Reports on Form 8-K:

None

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Meade Instruments Corp.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 22, present fairly, in all material respects, the financial position of Meade Instruments Corp. and its subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page 22, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     A discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on March 1, 2002 and as a result changed its method of accounting for goodwill.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
April 22, 2003

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	February 28,
	2003	2002

Current assets:
Cash	$2,445,000	$1,249,000
Accounts receivable, less allowance for doubtful accounts of $714,000 in 2003 and $2,232,000 in 2002	22,364,000	12,184,000
Inventories	40,050,000	29,803,000
Deferred income taxes	5,240,000	7,011,000
Prepaid income taxes	818,000	3,118,000
Prepaid expenses and other current assets	563,000	661,000

Total current assets	71,480,000	54,026,000
Other assets, net	818,000	1,377,000
Goodwill and acquisition-related intangible assets, net	5,657,000	2,812,000
Property and equipment, net	5,842,000	6,608,000

	$83,797,000	$64,823,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$9,063,000	$3,234,000
Accounts payable	5,464,000	4,671,000
Accrued liabilities	6,293,000	3,601,000
Current portion of long-term debt and capital lease obligations	583,000	718,000

Total current liabilities	21,403,000	12,224,000

Long-term bank debt	2,139,000	2,463,000
Long-term capital lease obligations, net of current portion	—	28,000

Commitments and contingencies Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 19,806,000 and 16,481,000 shares issued and outstanding at February 28, 2003 and 2002, respectively	198,000	165,000
Additional paid-in capital	39,979,000	32,574,000
Retained earnings	23,439,000	22,301,000
Accumulated other comprehensive income (loss)	96,000	(559,000)

	63,712,000	54,481,000
Unearned ESOP shares	(3,457,000)	(4,373,000)

Total stockholders’ equity	60,255,000	50,108,000

	$83,797,000	$64,823,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28

	2003	2002	2001

Net sales	$110,817,000	$94,718,000	$123,000,000
Cost of sales	76,923,000	70,108,000	82,809,000

Gross profit	33,894,000	24,610,000	40,191,000
Selling expenses	14,248,000	12,920,000	21,782,000
General and administrative expenses	12,628,000	9,098,000	8,439,000
ESOP contribution expense	905,000	1,367,000	2,997,000
Research and development expenses	3,008,000	2,167,000	2,062,000

Operating income (loss)	3,105,000	(942,000)	4,911,000
Interest expense	1,137,000	1,345,000	2,036,000

Income (loss) before income taxes	1,968,000	(2,287,000)	2,875,000
Provision (benefit) for income taxes	830,000	(845,000)	1,589,000

Net income (loss)	$1,138,000	$(1,442,000)	$1,286,000

Net income (loss) per share — basic	$0.07	$(0.10)	$0.09

Net income (loss) per share — diluted	$0.07	$(0.10)	$0.08

Weighted average common shares outstanding — basic	16,410,000	15,100,000	14,700,000

Weighted average common shares outstanding — diluted	16,624,000	15,100,000	15,600,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Retained	Unearned
	Shares	Amount	Capital	Income (Loss)	Earnings	ESOP Shares	Total

Balance at February 29, 2000	16,214,000	$162,000	$26,749,000	$(333,000)	$22,457,000	$(6,370,000)	$42,665,000
Exercise of stock options	258,000	3,000	1,040,000	—	—	—	1,043,000
Tax benefit of stock options exercised	—	—	2,386,000	—	—	—	2,386,000
Release of ESOP shares	—	—	2,192,000	—	—	805,000	2,997,000
Comprehensive income:
Currency translation adjustment	—	—	—	(26,000)	—	—	(26,000)
Net income	—	—	—	—	1,286,000	—	1,286,000

Total comprehensive income	—	—	—	—	—	—	1,260,000

Balance at February 28, 2001	16,472,000	165,000	32,367,000	(359,000)	23,743,000	(5,565,000)	50,351,000
Release of ESOP shares	—	—	175,000	—	—	1,192,000	1,367,000
Shares issued as compensation	9,000	—	32,000	—	—	—	32,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	(174,000)	—	—	(174,000)
Interest rate swap valuation	—	—	—	(26,000)	—	—	(26,000)
Net loss	—	—	—	—	(1,442,000)	—	(1,442,000)

Total comprehensive income	—	—	—	—	—	—	(1,642,000)

Balance at February 28, 2002	16,481,000	165,000	32,574,000	(559,000)	22,301,000	(4,373,000)	50,108,000
Release of ESOP shares	—	—	(11,000)	—	—	916,000	905,000
Shares issued as compensation	8,000	—	38,000	—	—	—	38,000
Exercise of stock options	25,000	—	67,000	—	—	—	67,000
Shares issued in common stock offering	3,292,000	33,000	7,311,000	—	—	—	7,344,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	678,000	—	—	678,000
Interest rate swap valuation	—	—	—	(23,000)	—	—	(23,000)
Net income	—	—	—	—	1,138,000	—	1,138,000

Total comprehensive income	—	—	—	—	—	—	1,793,000

Balance at February 28, 2003	19,806,000	$198,000	$39,979,000	$96,000	$23,439,000	$(3,457,000)	$60,255,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,138,000	$(1,442,000)	$1,286,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,161,000	2,092,000	1,946,000
ESOP contribution	905,000	1,367,000	2,997,000
Allowance for doubtful accounts	163,000	2,090,000	1,815,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,268,000)	(4,061,000)	(3,646,000)
Inventories	4,987,000	11,342,000	(7,551,000)
Deferred income taxes	1,942,000	(107,000)	781,000
Prepaid expenses and other current assets	2,416,000	1,105,000	(5,151,000)
Other assets	595,000	(581,000)	64,000
Accounts payable	(265,000)	2,166,000	(1,338,000)
Accrued liabilities	1,192,000	(543,000)	(2,310,000)
Income taxes payable	—	—	386,000

Net cash provided by (used in) operating activities	9,966,000	13,428,000	(10,721,000)

Cash flows from investing activities:
Capital expenditures	(734,000)	(731,000)	(2,428,000)
Acquisition of Simmons, net of cash acquired	(20,826,000)	—	—

Net cash used in investing activities	(21,560,000)	(731,000)	(2,428,000)

Cash flows from financing activities:
Payments on long-term debt	(565,000)	(2,575,000)	(500,000)
Net proceeds from the sale of common stock	7,344,000	—	—
Proceeds from long-term loan	—	1,075,000	—
Net (payments) borrowings under bank lines of credit	5,710,000	(11,243,000)	11,922,000
Exercise of stock options	67,000	—	1,043,000
Payments under capital lease obligations	(190,000)	(242,000)	(268,000)

Net cash provided by (used in) financing activities	12,366,000	(12,985,000)	12,197,000

Effect of exchange rate changes on cash	477,000	351,000	(42,000)

Net increase (decrease) in cash	1,196,000	63,000	(994,000)
Cash at beginning of year	1,249,000	1,186,000	2,180,000

Cash at end of year	$2,445,000	$1,249,000	$1,186,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,141,000	$1,364,000	$2,036,000
Income taxes	$250,000	$350,000	$5,050,000
Non-cash financing activities:
Capital lease obligations	$—	$—	$24,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Operations

The Company

     Meade Instruments Corp. (the “Company”), a Delaware corporation, is a multinational consumer and industrial optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, microscopes and other optical and digital imaging products. The Company has operations in the United States, Germany and Mexico.

2. Summary of Significant Accounting Policies

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.

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

Goodwill and acquisition-related intangible assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS No. 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 effective March 1, 2002.

     The difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization, range from seven to fifteen years, depending on the nature of the assets acquired. The carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, are evaluated in the fourth quarter of each fiscal year.

     The Company’s reporting units for purposes of applying the provisions of SFAS 142 are Bresser and Simmons. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows. As of February 28, 2003, the Company does not believe any impairment of goodwill has occurred.

     Acquisition-related intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company reviews the recoverability by comparing the estimated future cash flows on an undiscounted basis to the net book value of the assets. In the event that projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets are written down to their fair value, less costs to sell. Fair value is generally based on a discounted cash flow analysis. Assets that are to be disposed of are measured at the lower of cost or fair value, less costs to sell.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At February 28, 2003 and 2002, goodwill and acquisition-related intangible assets included the following:

		February 28,

		2003		2002

	Amortization Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Goodwill	none	$1,966,000	$(418,000)	$2,325,000	$(418,000)
Acquisition-related intangible assets:
Brand names and customer relationships	none	3,431,000	—	—	—
Trademarks	7-15	1,398,000	(720,000)	1,398,000	(493,000)

Total acquisition-related intangible assets		4,829,000	(720,000)	1,398,000	(493,000)

Total goodwill and acquisition-related intangible assets		$6,795,000	$(1,138,000)	$3,723,000	$(911,000)

     The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 28, 2003 and 2002 are as follows:

	Non-amortizing	Amortizing
	intangible assets	intangible assets

Balance, net, February 28, 2001	$2,075,000	$1,133,000
Amortization	(168,000)	(228,000)

Balance, net, February 28, 2002	1,907,000	905,000
New assets acquired	3,431,000	—
Adjustment to goodwill	(359,000)	—
Amortization	—	(227,000)

Balance, net, February 28, 2003	$4,979,000	$678,000

     As of February 28, 2003, estimated amortization expense for the next five fiscal years is approximately $228,000 per year.

     The following pro forma summary presents the Company’s net income (loss) and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for the three years ended February 28, 2003.

	Year ended February 28,

	2003	2002	2001

Reported net income (loss)	$1,138,000	$(1,442,000)	$1,286,000
Add back goodwill amortization, net of tax	—	101,000	97,000

Adjusted net income (loss)	$1,138,000	$(1,341,000)	$1,383,000

Reported basic earnings (loss) per share	$0.07	$(0.10)	$0.09

Reported diluted earnings (loss) per share	$0.07	$(0.10)	$0.08

Adjusted basic and diluted earnings (loss) per share	$0.07	$(0.09)	$0.09

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising

     The Company expenses the production costs of advertising as incurred. For the years ended February 28, 2003, 2002 and 2001, the Company incurred advertising and marketing expenses of approximately $4,406,000, $2,857,000 and $10,800,000, respectively.

Research and development

     Expenditures for research and development costs are charged to expense as incurred.

Earnings (loss) per share

     Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Potential shares of common stock of 65,000 have been excluded from diluted weighted average shares of common stock for fiscal 2002, as the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the fiscal years ended February 28, 2003, 2002 and 2001.

	Year Ended February 28 ,

	2003	2002	2001

Net income (loss)	$1,138,000	$(1,442,000)	$1,286,000

Shares outstanding — basic	16,410,000	15,100,000	14,700,000
Effect of dilutive securities:
Stock options	214,000	—	900,000

Shares outstanding — diluted	16,624,000	15,100,000	15,600,000

Net income — basic	$0.07	$(0.10)	$0.09

Net income — diluted	$0.07	$(0.10)	$0.08

     On May 5, 2000, the Company declared a two-for-one stock split of the Company’s common stock, which was effected in the form of a stock dividend. The dividend was paid on June 19, 2000 to stockholders of record on May 22, 2000. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split.

Comprehensive income

     Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at February 28, 2003, consists of foreign currency translation and unrealized net gains and losses on interest rate swaps. As of February 28, 2003 and 2002, accumulated other comprehensive income consists of foreign currency translation adjustments of $145,000 and ($533,000), respectively, and unrealized losses on interest rate swap of ($49,000) and ($26,000), respectively.

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

Fair value of financial instruments

     The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and short-term loans approximate fair value due to the short maturity of these instruments. The carrying value long-term debt approximates its fair value.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

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

Product warranties

     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Meade and Bresser branded products are generally covered by a one-year limited warranty. Many of the Simmons products have lifetime limited warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheet, follows.

	February 28,

	2003	2002

Beginning balance	$461,000	$466,000
Warranty accrual	1,731,000	428,000
Labor and material usage	(1,154,000)	(433,000)
Simmons warranty liability assumed	756,000	—

Ending balance	$1,794,000	$461,000

Stock-based compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	Year Ended February 28,

	2003	2002	2001

Reported net income (loss)	$1,138,000	$(1,442,000)	$1,286,000
Pro forma compensation cost	(1,587,000)	(2,079,000)	(1,976,000)

Pro forma net loss	$(449,000)	$(3,521,000)	$(690,000)

Reported earnings (loss) per share – basic	$0.07	$(0.10)	$0.09
Reported earnings (loss) per share – diluted	$0.07	$(0.10)	$0.08
Pro forma earnings (loss) per share – basic and diluted	$(0.03)	$(0.23)	$(0.05)

Accounting pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143. which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 143 for the year ended February 28, 2003. The adoption of SFAS No. 143 did not have a material effect on its financial position or results of operations upon adoption.

     In October 2001, the FASB issued SFAS No. 144 which establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 is effective in fiscal years beginning after December 15, 2001 and, in general, is to be applied prospectively. The Company adopted the provisions of SFAS No. 144 for the year ended February 28, 2003. The adoption of SFAS No. 144 did not have a material effect on its financial position or results of operations upon adoption.

     In December 2002, the FASB issued SFAS 148, which provides alternative transition methods for companies adopting a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also requires enhanced disclosure regarding the method of accounting and the effect of the method used on reported results of operations. SFAS 148 is effective for fiscal years ending after December 15, 2002 and interim periods

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 for the year ended February 28, 2003, and has elected to continue to account for its stock-based compensation under the intrinsic value method.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, which requires disclosures about obligations under certain guarantees issued by the Company, and which requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective for interim or annual fiscal periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45 for its year ended February 28, 2003. The adoption of FIN 45 did not have a material effect on its financial position or results of operations.

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. The Company does not expect the adoption of these statements to have a material effect on the Company’s financial position or results of operations.

Reclassifications

     Certain reclassifications have been made to conform prior year information to the fiscal 2003 presentation.

3. Acquisition of Simmons Outdoor Corp.

     On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. (“Simmons”) for $20,829,000 cash ($16,000,000 was paid at close; the balance, $4,829,000 was paid in December, 2002). Simmons is a designer and distributor of riflescopes, binoculars and other consumer sports optics offering products under the Simmons, Weaver and Redfield brand names. The acquisition of Simmons presents the Company with opportunities to enter into the consumer sports optics marketplace with brand names that management believes are highly recognized and well regarded. To fund a portion of the purchase price, the Company sold 3,291,801 shares of its common stock in a private placement for net cash proceeds of $7,344,000. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit. The acquisition of Simmons was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase price allocation is based upon evaluations and other studies of the fair value of the assets acquired. The excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in goodwill and acquisition related intangible assets at February 28, 2003, and has been allocated to the value of the brand names and customer relationships acquired; both of which have been assigned indefinite lives.

     A summary of the purchase price allocation of the acquisition is as follows:

Current assets (excluding cash of $3,000)	$19,227,000
Property, plant and equipment	239,000
Intangible assets	3,431,000
Current liabilities	(2,071,000)

Total purchase price	$20,826,000

     As of December 6, 2001, Simmons was a wholly owned subsidiary of Blount International, Inc. (“Blount”). On December 7, 2001, Blount sold Simmons to Alliant Techsystems, Inc. (“ATK”). The accompanying unaudited pro forma consolidated condensed financial information reflects Blount’s (predecessor) basis for periods prior to December 7, 2001 and ATK’s (successor) basis for periods subsequent to December 6, 2001.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table presents unaudited pro forma condensed consolidated financial information for the years ended February 28, 2003 and 2002, respectively, as though the acquisition occurred on March 1, 2001. The pro forma information for the year ended February 28, 2003 has been prepared by combining the statement of operations of Meade for the year ended February 28, 2003 and the statement of operations of Simmons (successor) for the eight months ended October 2002. The pro forma information for the year ended February 28, 2002 has been prepared by combining the statement of operations Meade for the year ended February 28, 2002 and the statement of operations of Simmons (predecessor) for the year ended December, 2001.

	Year Ended
	February 28,

	2003	2002

Net sales	$128,441,000	$121,644,000
Operating income (loss)	$4,258,000	$(3,274,000)
Net income (loss)	$982,000	$(4,496,000)
Basic and diluted earnings (loss) per share	$0.05	$(0.24)

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

4. Bank Debt

     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”). The amendment principally involved increasing the revolving credit facility and incorporating the Simmons acquisition into the credit agreement. The amended agreement provides the Company with a $35,645,000 credit facility consisting of a $34,000,000 revolving credit line (the “U.S. revolving loan”) and a $1,645,000 term loan (the “U.S. term loan”). Availability under the U.S. revolving loan is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories. The U.S. term loan is collateralized by domestic machinery and equipment. The amended facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants. Outstanding amounts under the U.S. revolving loan bear interest at the bank’s base rate or LIBOR rate plus applicable margins. Amounts outstanding under the U.S. term loan bear interest at a fixed rate of approximately 7.9% pursuant to an interest rate swap agreement in place between the Company and the bank.

     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

     Amounts outstanding on the U.S. revolving loan and U.S. term loan at February 28, 2003 were approximately $9,051,000 and $1,505,000, respectively. Availability under the U.S. revolving loan at February 28, 2003 was approximately $5,700,000. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios. Outstanding amounts on the U.S. revolving loan and U.S. term loan bear interest at the bank’s base rate or LIBOR rate plus applicable margins (4.5% and 7.9%, respectively at February 28, 2003).

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 28, 2003 was a loss of $23,000 which is included in other comprehensive income for the year ended February 28, 2003.

     In July 2002, the Company’s German subsidiary renegotiated its agreement with a bank to provide up to approximately $3,800,000 in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2003. The German subsidiary also has an agreement with the bank that provides a term loan expiring June 2006 collateralized by land and buildings owned by the German subsidiary (collectively, the “European Loans”). The European Loans are guaranteed by the U.S. parent company up to approximately $2,600,000. The guarantee expires in July 2003. Outstanding amounts on the revolving loan and the term loan in Europe at February 28, 2003 were approximately $12,000 and $1,192,000, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (8.75% and 6.0%, respectively at February 28, 2003).

     Aggregate maturities of long-term debt at February 28, 2003 are as follows:

Fiscal Year:	Amount

2004	$558,000
2005	558,000
2006	802,000
2007	779,000

Total	$2,697,000

5. Commitments and Contingencies

     In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities in California. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. Lease commitments for this lease are subject to 9% increases at the beginning of the months 31, 61 and 91. In February 2000, the Company entered into a lease for warehouse space located near the Company’s corporate headquarters. That warehouse lease expired in March, 2003 and the Company vacated the premise on April 1, 2003. In July 2002, the Company leased office space in Florida. The Florida lease term is one year. The Simmons subsidiary operates in a leased facility in Georgia. The Simmons facility lease term is eight years expiring in December 2007, with an option to renew for four additional four-year terms. Monthly rentals are adjusted at prescribed dates generally based on changes in the consumer price index. In November 2002, the Company leased warehouse space in Mississippi. The Mississippi facility lease is on a month-to-month basis.

     In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The lease term is five years with three, five-year renewal options. In January 2000, the Company entered into a lease for an office, repair and distribution facility in Graefelfing, Germany. During fiscal 2003, the Graefelfing space was reduced to office space only.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 2003 that have remaining terms in excess of one year are as follows:

Fiscal Year	Capital	Operating

2004	$26,000	$1,881,000
2005	—	1,682,000
2006	—	1,686,000
2007	—	1,787,000
2008	—	1,066,000
Thereafter	—	39,000

Net minimum lease payments	26,000	$8,141,000

Less amount representing interest	1,000

Capital lease obligations	$25,000

     The preceding table assumes that any operating leases with renewal options that expire during fiscal 2004 or fiscal 2005 will be renewed under the terms of the governing lease agreement. For the fiscal years ended February 28, 2003, 2002 and 2001, the Company incurred rent expense of $2,731,000, $2,312,000 and $2,294,000, respectively.

     In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”), charging the two companies with patent infringement and unfair competition. The complaints allege that a number of Tasco’s and Celestron’s consumer telescopes willfully infringe certain of the Company’s U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe certain of the Company’s patents. Tasco and Celestron filed answers and certain counterclaims which deny the Company’s allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. In February and May 2003, Celestron prevailed on partial Summary Judgments in which the court held that Celestron did not literally or equivalently infringe one of the Company’s patents. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

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

     In April 1996, the ESOP purchased 3,000,000 shares of common stock held by the existing stockholders for $11,000,000. The ESOP financed the purchase of the common stock (the “financed shares”) with the proceeds of an $11,000,000 term loan (the “acquisition loan”) from the Company. The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the “ESOP trust”). The ESOP pledged the financed shares to the Company as collateral for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty-year term and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     For the years ended February 28, 2003, 2002 and 2001, the Company recognized ESOP contribution expense of $905,000, $1,367,000 and $2,997,000, respectively.

     As of February 28, 2003, approximately 1,751,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are generally made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 1,249,000 shares in suspense at February 28, 2003, including approximately 250,000 shares committed to be released as of February 28, 2003.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 2003 was $2.94 per share, the market price as determined by the Nasdaq National Market. At February 28, 2003 there was no repurchase obligation.

7. Income Taxes

     Pretax income (loss) from continuing operations for each of the three years ended February 28, 2003, 2002 and 2001 consists of the following:

	Year Ended February 28,

	2003	2002	2001

Domestic	$1,045,000	$(2,496,000)	$2,847,000
Foreign	923,000	209,000	28,000

	$1,968,000	$(2,287,000)	$2,875,000

     Significant components of the provision for income taxes are as follows:

	Year Ended February 28,

	2003	2002	2001

Current:
Federal	$(785,000)	$(609,000)	$766,000
State	(262,000)	(84,000)	266,000
Foreign	97,000	(168,000)	—

	(950,000)	(861,000)	1,032,000

Deferred:
Federal	1,130,000	51,000	508,000
State	356,000	(51,000)	49,000
Foreign	294,000	16,000	—

	1,780,000	16,000	557,000

	$830,000	$(845,000)	$1,589,000

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended
	February 28,

	2003	2002	2001

Federal income tax rate	34.0%	(34.0)%	34.0%
State income taxes, of federal income tax benefit	3.4	(8.1)	12.3
Non-deductible ESOP charge	—	2.6	26.3

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	February 28,

	2003	2002	2001

Foreign income	4.6	3.0	0.3
Favorable resolution of tax issues	—	—	(15.7)
Other	0.2	(0.4)	(1.9)

	42.2%	(36.9)%	55.3%

     The significant components of the net deferred tax asset were as follows:

	February 28,	February 28,
	2003	2002

Sales returns	$1,038,000	$1,733,000
Inventory and accounts receivable	3,126,000	4,023,000
Accrued liabilities	1,073,000	955,000
Other	3,000	300,000

	$5,240,000	$7,011,000

     As of February 28, 2003, Meade had approximately $1,590,000 of state net operating loss carry forwards available to offset future taxable income, which begin to expire in 2007.

8. Business Segments, Geographic Data and Major Customers

     The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes and other optical products. The Company is organized and operates as one segment in two principal geographic locations — North America and Europe. The following tables present information about product sales and geographic data for the fiscal years ended February 28, 2003, 2002 and 2001.

	Year Ended February 28,

	2003	2002	2001

Product sales:
Telescope and telescope accessories	$73,489,000	$81,864,000	$113,610,000
Binoculars	26,611,000	9,960,000	7,732,000
Riflescopes	8,300,000	—	—
Other	2,417,000	2,894,000	1,658,000

	$110,817,000	$94,718,000	$123,000,000

	Year Ended February 28,

	2003	2002	2001

Geographic data — product sales:
North America	$83,628,000	$69,290,000	$97,300,000
Germany	18,120,000	16,631,000	13,751,000
Other foreign	9,069,000	8,797,000	11,949,000

	$110,817,000	$94,718,000	$123,000,000

	February 28,

	2003	2002	2001

Geographic data — long-lived assets:
North America	$8,701,000	$6,218,000	$6,666,000
Germany	3,616,000	4,579,000	4,989,000

	$12,317,000	$10,797,000	$11,655,000

     The Company generated 15% and 13% of its revenue from one customer during the years ended February 28, 2003 and 2002, respectively. The Company generated 11%, 11% and 13% of its revenue from another customer during the years ended February 28, 2003, 2002 and 2001, respectively.

9. Stock Incentive Plan

     In February 1997, the Company’s Board of Directors adopted the 1997 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“SARs”), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company has received director and stockholder approval to grant options and other awards with respect to 5,500,000 shares of common stock under the Plan. Awards under the Plan generally vest after six months and become exercisable over a two to four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company’s non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company’s Annual Meeting each year. The directors’ options generally become exercisable in equal annual amounts over three years. Option activity under the Plan during fiscal years 2003, 2002 and 2001 was as follows:

		Weighted
	Option	Average
	Shares	Exercise Price

Options outstanding at February 28, 2000	2,426,000	4.92
Granted	1,266,000	8.78
Exercised	(258,000)	4.20
Forfeited	(11,000)	6.94

Options outstanding at February 29, 2001	3,423,000	6.41
Granted	43,000	5.33
Exercised	—	—
Forfeited	(9,000)	6.51

Options outstanding at February 28, 2002	3,457,000	6.39
Granted	918,000	2.41
Exercised	(25,000)	2.31
Cancelled	(450,000)	11.17
Forfeited	(108,000)	5.15

Options outstanding at February 28, 2003	3,792,000	4.92

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$2.31 – $3.81	1,191,000	7.6 years	$2.71	755,000	$2.90
$4.44 – $5.59	2,249,000	6.2 years	$4.92	2,086,000	4.91
$6.25 – $10.31	56,000	6.9 years	$8.21	39,000	8.65
$11.06 – $12.13	237,000	7.9 years	$11.25	181,000	11.27
$17.13 – $27.75	59,000	7.3 years	$21.29	41,000	21.20

	3,792,000			3,102,000

     The exercise price of options granted to employees was equal to the market price at the grant date. Options granted to employees generally become exercisable 25% after one year and ratably over the following 36 months or as otherwise determined by the Board of Directors. At February 28, 2003, 3,772,000 outstanding options for common stock were vested under the Plan. The option prices under the Plan range from $2.31 to $27.75 per share and are exercisable over periods ending no later than 2013.

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in Note 1 to the consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended February 28,

	2003	2002	2001

Weighted average expected life (years)	6.0	4.0	4.0
Volatility	100.9%	93.8%	83.5%
Risk-free interest rate	3.75%	4.18%	5.01%
Expected dividends	None	None	None
Weighted average fair value of options granted	$2.19	$3.62	$5.64

10. Composition of Certain Balance Sheet Accounts

     The composition of inventories is as follows:

	February 28,	February 28,
	2003	2002

Raw materials	$7,442,000	$8,529,000
Work in process	4,972,000	4,997,000
Finished goods	27,636,000	16,277,000

	$40,050,000	$29,803,000

     The composition of property and equipment is as follows:

	February 28,	February 28,
	2003	2002

Land	$180,000	$158,000
Buildings	1,891,000	1,634,000
Molds and dies	5,770,000	5,540,000
Machinery and equipment	3,426,000	3,325,000
Furniture and fixtures	2,426,000	1,900,000
Autos and trucks	176,000	176,000
Leasehold improvements	1,259,000	1,131,000

	15,128,000	13,864,000
Less accumulated depreciation and amortization	(9,286,000)	(7,256,000)

	$5,842,000	$6,608,000

     The gross value of assets under capital leases included above is $589,000 and $636,000 at February 28, 2003, and February 28, 2002, respectively. For the fiscal years ended February 28, 2003, 2002 and 2001, the Company incurred depreciation expense of $2,030,000, $1,790,000 and $1,551,000, respectively.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The composition of accrued liabilities is as follows:

	February 28,	February 28,
	2003	2002

Salaries, wages, bonuses and other associated payroll costs	$1,950,000	$1,254,000
Advertising, cooperative advertising, shows and convention expenses	351,000	759,000
Professional fees	745,000	758,000
Warranty costs	1,794,000	461,000
Other	1,453,000	369,000

	$6,293,000	$3,601,000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2003	MEADE INSTRUMENTS CORP.

	By:	/s/ JOHN C. DIEBEL John C. Diebel Chairman of the Board and Chief Executive Office

	By:	/s/ BRENT W. CHRISTENSEN Brent W. Christensen Senior Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

               I, John C. Diebel, certify that:

               1. I have reviewed this annual report on Form 10-K of Meade Instruments Corp.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

By: /s/ JOHN C. DIEBEL, CHAIRMAN AND CEO

CERTIFICATIONS

               I, Brent W. Christensen, certify that:

               1. I have reviewed this annual report on Form 10-K of Meade Instruments Corp.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

By: /s/ BRENT W. CHRISTENSEN, SENIOR VICE PRESIDENT AND CFO

II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Accounts	Deductions(1)	of Period

Year ended February 28, 2001	$3,861,000	$1,815,000		$3,501,000	$2,175,000
Year ended February 28, 2002	$2,175,000	$2,090,000		$2,033,000	$2,232,000
Year ended February 28, 2003	$2,232,000	$163,000		$1,681,000	$714,000

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Excess Inventories	Period	and Expenses	Accounts	Deductions(2)	of Period

Year ended February 28, 2001	$2,584,000	$6,522,000			$9,106,000
Year ended February 28, 2002	$9,106,000	$281,000		$288,000	$9,099,000
Year ended February 28, 2003	$9,099,000			$1,590,000	$7,509,000

(1)	Principally write-off of delinquent accounts
(2)	Principally sale or destruction of previously reserved inventory

EXHIBIT INDEX

Exhibit		Incorporation
Number	Description	Reference

2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, Rudolph Bresser, the Company and Meade Instruments Europe Corp., a California corporation (excluding Exhibits and Schedules thereto)	(h)

2.2†	Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto).	(o)

2.3†	First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California Corporation and wholly-owned subsidiary of Meade Instruments Corp.	(o)

2.4†	Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(o)

3.1†	Certificate of Incorporation of the Company, as amended	(c)

3.2†	Amended and Restated Bylaws of the Company	(i)

3.3†	Amendment to Amended and Restated Bylaws of the Company	(j)

3.6	Amendment to Amended and Restated Bylaws of the Company

4.1†	Specimen stock certificate	(d)

10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between The Irvine Company and the Company	(a)

10.13†	Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), as amended and restated effective as of January 1, 1999.	(f)

10.14†	Employee Stock Ownership Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A	(e)

10.15†	Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996, between the ESOP and the Company, as amended	(a)

10.20†	Form of Trademark Distribution Agreement for EEC Countries	(a)

10.21†	Form of Trademark Distribution Agreement for Non-EEC Countries	(a)

10.24†	Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing Corp.	(b)

10.29†	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(m)

10.30†	Form of Agreement of Merger, by and between the Company and the predecessor of the Company	(b)

10.33†	Agreement, dated as of May 5, 1998, by and between the Company and Weidy Optical Co., Ltd.	(e)

10.35†	Form Indemnification Agreement, by and between the Company and each member of the Board of Directors and certain executive officers	(e)

10.42†	Form Employment Agreement, by and between the Company and current executive officers of the Company	(j)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)

10.44†	Amendment No. 1 to Amended and Restated Employee Stock Ownership Plan	(k)

10.45†	Credit Agreement, dated as of September 24, 2001, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(l)

10.46†	Amendment No. 1 to Credit Agreement, dated as of April 15, 2002, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(n)

10.47†	Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)	(o)

Exhibit		Incorporation
Number	Description	Reference

10.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof	(o)

10.49†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof	(o)

10.50†	Amendment No. 2 to Amended and Restated Employee Stock Ownership Plan	(p)

10.51†	Transition Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp., a Delaware corporation, and John C. Diebel, an individual (excluding the Exhibit thereto)	(q)

10.52†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp., a Delaware corporation, and John C. Diebel, an individual	(q)

10.53	Nonqualified Stock Option Agreement, dated as of April 12, 2000, by and between Meade Instruments Corp. and Rolf Bresser	(q)

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Sarbanes-Oxley Act Section 906 Certification by John C. Diebel

99.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen.

†	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(j)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(n)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(o)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(p)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2002, as filed with the Securities and Exchange Commission on January 14, 2003.

(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2003.