Form 10-K/A
period 2003-02-28
MEADE INSTRUMENTS CORP
filed 2003-06-06
CIK 1032067

====================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2003

Commission File No. 0-22183

MEADE INSTRUMENTS CORP.
(Exact Name of Registrant as Specified in Its Charter)
________________

Delaware	95-2988062
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification)

6001 Oak Canyon, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 451-1450
________________
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value Per Share

(Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       As of June 3, 2003, there were 19,806,026 outstanding shares of the Registrant’s common stock, par value $0.01 per share (“common stock”), which is the only class of common stock of the Registrant. As of June 3, 2003 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $2.93 per share as reported by Nasdaq, was approximately $28 million.

====================================================

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by Meade Instruments Corp. (the “Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended February 28, 2003 to amend and restate in its entirety Item 10 of Part III.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant.”

Executive Officers of the Registrant

Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of June 1, 2003:

Name	Age	Position
Steven G. Murdock	51	Chief Executive Officer, President, Secretary, Director
Joseph A. Gordon, Jr.	53	Senior Vice President - North American Sales
Brent W. Christensen	44	Senior Vice President - Finance and Chief Financial Officer
Mark D. Peterson	41	Senior Vice President and General Counsel
Robert L. Davis	36	Senior Vice President - Corporate Development

     Steven G. Murdock, a director of the Company since April 1996, has been the Company’s Chief Executive Officer since June 1, 2003, and the Company’s President since October 1990 and the Company’s Secretary since April 1996. In addition, Mr. Murdock was the Company’s Chief Operating Officer from October 1990 to May 2003. From May 1980 to October 1990, Mr. Murdock was the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge.

     Joseph A. Gordon, Jr., a director of the Company from April 1996 to July 2002, has been the Company’s Senior Vice President - North American Sales since June 1995. From December 1984 to June 1995, he worked as the Company’s Vice President - North American Sales. From January 1981 to December 1984, Mr. Gordon was the Vice President of Sales at Celestron. Mr. Gordon received a BS degree in marketing from the University of Cincinnati.

     Brent W. Christensen has been the Company’s Senior Vice President - Finance and Chief Financial Officer since March 2002. Mr. Christensen was the Company’s Vice President - Finance from June 1995 and Chief Financial Officer from April 1996. From August 1993 to June 1995, he worked as the Company’s controller. Mr. Christensen is a Certified Public Accountant, and from January 1985 to August 1993, he worked as an audit manager with Ernst & Young LLP. Mr. Christensen received a BA degree in business administration from California State University at Fullerton.

     Mark D. Peterson has been the Company’s Senior Vice President and General Counsel since March 2002. Mr. Peterson was the Company’s Vice President and General Counsel from October 1997. From October 1991 to October 1997, Mr. Peterson was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. Mr. Peterson received a BS degree in accounting from Brigham Young University and a JD degree from the University of California - Berkeley, Boalt Hall School of Law.

     Robert L. Davis has been the Company’s Senior Vice President - Corporate Development since March 2003. Mr. Davis was the Company’s Senior Vice President and Assistant General Counsel from March 2002 to February 2003. Mr. Davis was the Company’s Vice President and Assistant General Counsel from December 1999 to February 2002. From September 1996 to December 1999, Mr. Davis was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2003	MEADE INSTRUMENTS CORP.

By:   /s/ STEVEN G. MURDOCK

Steven G. Murdock
President, Chief Executive Officer
and Secretary

By:   /s/ BRENT W. CHRISTENSEN

Brent W. Christensen
Senior Vice President - Finance
and Chief Financial Officer

CERTIFICATIONS

       I, Steven G. Murdock , certify that:

       1. I have reviewed this amendment to the annual report on Form 10-K/A of Meade Instruments Corp.;

       2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

       4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       6. The registrant’s other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

By: /s/ STEVEN G. MURDOCK, PRESIDENT, CHIEF EXECUTIVE OFFICER AND SECRETARY

CERTIFICATIONS

       I, Brent W. Christensen, certify that:

       1. I have reviewed this amendment to the annual report on Form 10-K/A of Meade Instruments Corp.;

       2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

       4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       6. The registrant’s other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

By: /s/ BRENT W. CHRISTENSEN, SENIOR VICE PRESIDENT - FINANCE AND CFO