Form 10-Q
period 2003-05-31
MEADE INSTRUMENTS CORP
filed 2003-07-15
CIK 1032067

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

                       FOR THE QUARTER ENDED MAY 31, 2003
                                       OR

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

                                 Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

    Number of shares of common stock outstanding as of May 31, 2003 is 19,806,026.

================================================================================


                                            MEADE INSTRUMENTS CORP.

                                               TABLE OF CONTENTS

                                        PART I -- FINANCIAL INFORMATION

                                                                                                         Page No.
                                                                                                         --------

Consolidated Balance Sheets (Unaudited) -- May 31, 2003 and February 28, 2003............................     1

Consolidated Statements of Operations (Unaudited) -- Three Months Ended May 31, 2003 and 2002............     2

Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended May 31, 2003 and 2002............     3

Notes to Consolidated Financial Statements (Unaudited)...................................................     4

Management's Discussion and Analysis of Financial Condition and Results of Operations....................     6

Quantitative and Qualitative Disclosures about Market Risk...............................................     8

Controls and Procedures..................................................................................     9


                                          PART II -- OTHER INFORMATION

Other Information........................................................................................     11

Signatures...............................................................................................     13

Certifications...........................................................................................     14-17



ITEM 1.   FINANCIAL STATEMENTS.

                                         MEADE INSTRUMENTS CORP.

                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                  ASSETS
                                                                               MAY 31,      FEBRUARY 28,
                                                                                2003            2003
                                                                            -------------   -------------
Current assets:
    Cash ................................................................   $  3,605,000    $  2,445,000
    Accounts receivable, less allowance for doubtful accounts of $995,000
       at May 31, 2003 and $714,000 at February 28, 2003 ................     23,491,000      22,364,000
    Inventories .........................................................     38,646,000      40,050,000
    Deferred income taxes ...............................................      5,889,000       5,240,000
    Prepaid income taxes ................................................      1,262,000         818,000
    Prepaid expenses and other current assets ...........................        323,000         563,000
                                                                            -------------   -------------
              Total current assets ......................................     73,216,000      71,480,000
Other assets, net .......................................................        625,000         818,000
Goodwill and acquisition-related intangible assets, net .................      5,600,000       5,657,000
Property and equipment, net of accumulated depreciation of $9,797,000
    at May 31, 2003 and $9,286,000 at February 28, 2003 .................      5,553,000       5,842,000
                                                                            -------------   -------------
                                                                            $ 84,994,000    $ 83,797,000
                                                                            =============   =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit .................................................   $ 10,779,000    $  9,063,000
    Accounts payable ....................................................      6,604,000       5,464,000
    Accrued liabilities .................................................      5,761,000       6,293,000
    Current portion, long-term debt and capital lease obligations .......        558,000         583,000
                                                                            -------------   -------------
              Total current liabilities .................................     23,702,000      21,403,000
Long-term bank debt .....................................................      2,106,000       2,139,000
                                                                            -------------   -------------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       19,806,000 shares issued and outstanding at May 31, 2003 and
       at February 28, 2003, respectively ...............................        198,000         198,000
    Additional paid-in capital ..........................................     40,007,000      39,979,000
    Retained earnings ...................................................     22,727,000      23,439,000
    Accumulated other comprehensive income ..............................       (509,000)         96,000
                                                                            -------------   -------------
                                                                              62,423,000      63,712,000
    Unearned ESOP shares ................................................     (3,237,000)     (3,457,000)
                                                                            -------------   -------------
              Total stockholders' equity ................................     59,186,000      60,255,000
                                                                            -------------   -------------
                                                                            $ 84,994,000    $ 83,797,000
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

                                                    1

                                   MEADE INSTRUMENTS CORP.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MAY 31,
                                                                -----------------------------
                                                                    2003            2002
                                                                -------------   -------------
Net sales ...................................................   $ 24,491,000    $ 20,053,000
Cost of sales ...............................................     18,758,000      13,866,000
                                                                -------------   -------------
    Gross profit ............................................      5,733,000       6,187,000
Selling expenses ............................................      3,327,000       3,015,000
General and administrative expenses .........................      2,669,000       2,787,000
ESOP contribution expense ...................................        169,000         250,000
Research and development expenses ...........................        534,000         730,000
                                                                -------------   -------------
    Operating loss ..........................................       (966,000)       (595,000)
Interest expense ............................................        216,000         239,000
                                                                -------------   -------------
Loss before income taxes ....................................     (1,182,000)       (834,000)
Benefit for income taxes ....................................       (470,000)       (327,000)
                                                                -------------   -------------
Net loss ....................................................   $   (712,000)   $   (507,000)
                                                                =============   =============
Basic earnings (loss) per share .............................   $      (0.04)   $      (0.03)
                                                                =============   =============
Diluted earnings (loss) per share ...........................   $      (0.04)   $      (0.03)
                                                                =============   =============
Weighted average number of shares outstanding -- basic ......     18,788,000      15,052,000
                                                                =============   =============
Weighted average number of shares outstanding -- diluted ....     18,788,000      15,052,000
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

                                              2


                                    MEADE INSTRUMENTS CORP.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MAY 31,
                                                                   ---------------------------
                                                                       2003          2002
                                                                   ------------   ------------
Cash flows from operating activities:
    Net loss ...................................................   $  (712,000)   $  (507,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation and amortization ..............................       629,000        502,000
    ESOP contribution ..........................................       169,000        250,000
    Allowance for doubtful accounts ............................        47,000        (38,000)
    Changes in assets and liabilities:
       Increase in accounts receivable .........................    (1,100,000)    (2,928,000)
       Decrease in inventories .................................     1,625,000        129,000
       Increase in prepaid taxes, expenses and other assets ....      (183,000)      (217,000)
       Increase in accounts payable ............................     1,083,000      1,363,000
       Increase (decrease) in accrued liabilities ..............    (1,970,000)        54,000
                                                                   ------------   ------------
              Net cash used in operating activities ............      (412,000)    (1,392,000)
                                                                   ------------   ------------
Cash flows from investing activities:
    Capital expenditures .......................................      (127,000)      (207,000)
                                                                   ------------   ------------
              Net cash used in investing activities ............      (127,000)      (207,000)
                                                                   ------------   ------------
Cash flows from financing activities:
    Net borrowings under bank line of credit ...................     1,693,000      1,582,000
    Payments on long-term debt .................................      (113,000)      (134,000)
    Payments under capital lease obligations ...................       (29,000)       (56,000)
                                                                   ------------   ------------
              Net cash provided by financing activities ........     1,551,000      1,392,000
                                                                   ------------   ------------
Effect of exchange rate changes on cash ........................       148,000         14,000
                                                                   ------------   ------------
Net increase (decrease) in cash ................................     1,160,000       (193,000)
Cash at beginning of period ....................................     2,445,000      1,249,000
                                                                   ------------   ------------
Cash at end of period ..........................................   $ 3,605,000    $ 1,056,000
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

                                              3

                             MEADE INSTRUMENTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY AND ARE UNAUDITED.

         In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended May 31, 2003 and 2002, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:
                                                                                   MAY 31,      FEBRUARY 28,
                                                                                    2003            2003
                                                                                 ------------   ------------
          Raw materials.......................................................   $ 6,060,000    $ 7,442,000
          Work-in-process.....................................................     5,030,000      4,972,000
          Finished goods......................................................    27,556,000     27,636,000
                                                                                 ------------   ------------
                                                                                 $38,646,000    $40,050,000
                                                                                 ============   ============

         The composition of goodwill and acquisition-related intangible assets is as follows:

                                                                                   MAY 31,      FEBRUARY 28,
                                                                                    2003            2003
                                                                                 ------------   ------------
          Goodwill ...........................................................   $ 1,548,000    $ 1,548,000
          Brand names and customer relationships .............................     3,431,000      3,431,000
                                                                                 ------------   ------------
             Total non-amortizing acquisition-related intangible assets ......     4,979,000      4,979,000
                                                                                 ------------   ------------
          Trademarks .........................................................     1,398,000      1,398,000
          Accumulated amortization ...........................................      (777,000)      (720,000)
                                                                                 ------------   ------------
             Total amortizing acquisition-related intangible assets ..........       621,000        678,000
                                                                                 ------------   ------------
             Total goodwill and acquisition-related intangible assets ........   $ 5,600,000    $ 5,657,000
                                                                                 ============   ============

         Goodwill in the above table is shown net of $418,000 of amortization accumulated prior to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 effective March 1, 2002.

C. COMMITMENTS AND CONTINGENCIES

         In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaints allege that a number of Tasco's and Celestron's consumer telescopes willfully infringe certain of the Company's U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe certain of the Company's patents. Tasco and Celestron filed answers and certain counterclaims which deny the Company's allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. In February and May 2003, Celestron prevailed on partial Summary Judgments in which the court held that Celestron did not literally or equivalently infringe one of the Company's patents. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

    The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

D. NET INCOME PER SHARE

         Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Due to the net loss in each quarter presented, potential shares of common stock of 85,000 and 280,000 have been excluded from diluted weighted average shares of common stock for the three months ended May 31, 2003 and 2002, respectively, as the effect would be anti-dilutive.

E. COMPREHENSIVE INCOME

    Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at May 31, 2003, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the quarter ended May 31, 2003, the Company had other comprehensive income (loss) as follows:

                                                                   THREE MONTHS
                                                                   ENDED MAY 31,
                                                                       2003
                                                                   -------------
     Net loss..................................................... $   (712,000)
     Currency translation adjustment..............................      362,000
     Change in fair value of foreign currency forward contracts...     (876,000)
     Unrealized loss in marketable securities ....................      (97,000)
     Change in fair value of interest rate swap...................        6,000
                                                                   -------------
     Total other comprehensive income (loss)...................... $ (1,317,000)
                                                                   =============

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                      MAY 31, 2003                   FEBRUARY 28, 2003
                                      ----------------------------   --------------------------
                                      NOTIONAL                       NOTIONAL
                                      AMOUNT          FAIR VALUE     AMOUNT         FAIR VALUE
                                      -------------  -------------   ------------  ------------
Interest rate swap agreement           $ 1,400,000   $    (43,000)   $ 1,505,000   $   (49,000)
Cash flow forward currency
  contracts                            $ 8,385,000   $ (1,460,000)            --            --

         At May 31, 2003, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income, net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through March 2004.

G. STOCK BASED COMPENSATION

         The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                                  For the Quarter ended May 31,
                                                                       2003         2002
                                                                  ------------  ------------
   Reported loss...............................................   $  (712,000)  $  (507,000)
   Pro forma compensation cost, net of income taxes............      (257,000)     (442,000)
                                                                  ------------  ------------
   Pro forma net loss..........................................   $  (969,000)  $  (949,000)
                                                                  ============  ============
   Reported loss per share - basic and diluted.................   $     (0.04)  $     (0.03)
                                                                  ============  ============
   Pro forma loss per share - basic and diluted................   $     (0.05)  $     (0.06)
                                                                  ============  ============

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

         THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 31, 2002

         Net sales for the first quarter of fiscal 2004 were $24.5 million compared to $20.1 million for the first quarter of fiscal 2003, an increase of 24.2%. The increase in net sales over the prior year was principally due to sales of over $7 million at the Simmons subsidiary (acquired in October 2002). The principal offset to the increase from the Simmons sales was a reduction of over $2 million in net sales of the Company's binoculars, primarily comprised of CaptureView(TM). CaptureView was brought to market in the first quarter of fiscal 2003, accompanied by a nation-wide marketing and advertising plan sponsored by Meade in partnership with a nationally known retailer. While the Company continued to offer its existing versions of CaptureView binoculars during the first quarter of fiscal 2004, last year's unit and sales volumes were not repeated as the Company prepared for the introduction, expected in the second quarter of 2004, of a new line of completely redesigned CaptureView binoculars.

         Gross profit decreased from $6.2 million (30.9% of net sales) for the first quarter of fiscal 2003 to $5.7 million (23.4% of net sales) for the first quarter of fiscal 2004, a decrease of 7.3%. The decrease in gross margin (gross profit as a percent of net sales) was due in part to pricing pressure on many of Meade's telescope products. The reduction in CaptureView unit and sales volumes negatively affected margins as well. With the new line of CaptureView binoculars expected to reach the market in the second quarter, contribution from CaptureView was reduced as customers awaited the new line of CaptureView binoculars and the Company responded to competition by offering existing versions of CaptureView at prices discounted from the prior year. Also contributing to the decrease in gross margin were results at Simmons, which, while meeting the Company's expectations, produced margins lower than the Company has historically reported.

         Selling expenses increased from $3.0 million (15.0% of net sales) for the first quarter of fiscal 2003 to $3.3 million (13.6% of net sales) for the first quarter of fiscal 2004, an increase of 10.3%. This increase was principally due to selling expenses at Simmons (approximately $1.2 million), partially offset by a decrease in advertising expenses. During the first quarter of the prior year, the Company spent approximately $1.0 million in television, radio and print advertising costs that were not duplicated during the first quarter of fiscal 2004. Any future promotional expenses relating to the new line of CaptureView binoculars will be incurred as the products are sold into the market.

         General and administrative expenses decreased from $2.8 million (13.9% of net sales) for the first quarter of fiscal 2003 to $2.7 million (10.9% of net sales) for the first quarter of fiscal 2004, a decrease of 4.2%. During the first quarter of fiscal 2003, the Company incurred approximately $0.4 million in legal and other costs associated with negotiations and due diligence regarding the possible acquisition of the assets of Tasco Worldwide Inc. and Celestron International Inc. Those proposed acquisitions were not consummated. Similar costs were not incurred during the first quarter of fiscal 2004. General and administrative expenses at Simmons for the current quarter were approximately $0.3 million.

         ESOP contribution expense decreased from $0.3 million for the first quarter of fiscal 2003 to $0.2 million for the first quarter of fiscal 2004, a decrease of 32.4%. The decrease in this non-cash charge was due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate in the future as the market value of the Company's common stock changes.

         Research and development expenses decreased from $0.7 million (3.6% of net sales) for the first quarter of fiscal 2003 to $0.5 million (2.2% of net sales) for the first quarter of fiscal 2004, a decrease of 26.8%. The decrease was principally due to a reduction in engineering personnel in response to diminished demand for the Company's industrial optical products.

         Interest expense remained relatively flat, approximately $0.2 million in each of the quarters reported. Higher average borrowings were more than offset by lower borrowing rates during the first quarter of fiscal 2004 as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended May 31, 2003 the Company funded its operations with short-term bank borrowings. Internally generated cash flow from the net loss adjusted for non-cash charges decreased due to increases in accounts receivable and decreases in accrued liabilities that were partially offset by increases in accounts payable and decreases in inventories. Accounts receivable increased as expected with increased sales during the quarter. Accrued liabilities decreased with the payment of certain accrued expenses including legal expenses, management incentive compensation and advertising expenses. The increase in accounts payable was principally due to cash disbursement management and inventories decreased principally due to increased sales. Net working capital totaled approximately $49.5 million at May 31, 2003, compared to $50.1 million at February 28, 2003. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

    The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at May 31, 2003 was approximately $8.7 million. In the event the Company's plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

         Capital expenditures, including financed purchases of equipment, aggregated $0.1 million and $0.2 million for the three months ended May 31, 2003 and 2002, respectively. The Company had no material capital expenditure commitments at May 31, 2003.

         The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products are generally covered by a one-year limited warranty. Many of the Simmons products have lifetime limited warranties. Changes in the warranty liability during the quarter ended May 31, 2003 follows.

          Balance at February 28, 2003....................      $  1,794,000
          Warranty accrual................................           123,000
          Labor and material usage........................          (173,000)
                                                                -------------
          Balance at May 31, 2003.........................      $  1,744,000
                                                                =============
NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. The Company does not expect the adoption of these statements to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars, riflescopes, microscope and other optical products; the Company's ability to continue to develop and bring to market new and innovative products, including, without limitation the new line of CaptureView binoculars; the Company's ability to integrate, develop and grow the Simmons business; the

Company's ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

         Our business is vulnerable to changing economic conditions, including:

         o    a decline in general economic conditions;

         o    uncertainties affecting consumer spending; and

         o changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive instruments.

         Our intellectual property rights are subject to risks, including:

         o the potential that we may be unable to obtain and maintain patents and copyrights to protect our computerized telescope and other product technology;

         o competitors' infringement upon Meade's existing intellectual property; and

         o approval of competitors' patent applications that may restrict our ability to compete effectively.

         Our business is subject to other risks, including:

         o    a general decline in demand for the Company's products;

         o an inability to continue to design and manufacture products that will achieve and maintain commercial success;

         o the potential that we may fail to penetrate the binocular and riflescope markets and achieve meaningful sales;

         o any significant interruption of our manufacturing abilities in our domestic or Mexican facilities or in any of our suppliers located in the Far East;

         o    greater than anticipated competition;

         o discovery of facts not presently known to Meade or determinations by judges, juries or other finders of fact which do not accord with Meade's evaluation of the possible liability or outcome of existing litigation;

         o any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; and

         o increasing ESOP charges in the event the market price of the Company's stock increases.

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

         The Company has adopted a foreign currency hedging program that utilizes foreign currency forward contracts to hedge variable cash flows associated with recognized liabilities and to hedge exposure to changes in the fair value of unrecognized firm commitments. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The instruments that Meade uses for hedging are readily marketable traded forward contracts with financial institutions. Meade expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. During the three months ended May 31, 2003, the Company entered into cash flow forward currency contracts with notional amounts aggregating $8.4 million. The fair value of these contracts at May 31, 2003 was ($1.5 million).

         Under the terms of the U.S. Credit Agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the three months ended May 31, 2003 was a gain of $6,000 which is included in other comprehensive income for the three months then ended.

         The Company's financial instruments consist of accounts receivable, accounts payable, and long-term obligations. The Company's exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System With Distributed Intelligence." In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which it denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company's patent, for declaratory judgment that the Company's patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron's trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron's design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. However, Celestron recently dismissed its design-patent counterclaim with prejudice as to Meade products on sale up to that time. On February 28, 2003, a partial Summary Judgment issued in favor of Celestron in which the Court held that Celestron did not literally infringe Meade's `376 patent. On May 23, 2003, a further partial Summary Judgment was issued in favor of Celestron in which the Court held that Celestron did not infringe Meade's `376 patent under the doctrine of equivalents. Meade is currently evaluating its options with respect to an appeal of these rulings. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

         On June 4, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties charging the defendant with patent infringement. The complaint, ("the `799 lawsuit") filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleges that the defendants willfully infringed Meade's Patent No. 6,392,799, entitled "Fully Automated Telescope System With Distributed Intelligence." The patent covers the Company's "level the telescope and point it North" alignment technology (the "Telescope Alignment Technology"), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco, Celestron and the other defendants from continuing to manufacture or sell products that infringe Meade's telescope alignment patent. In July 2003, Celestron and the other defendants filed a motion for Summary Judgment that the defendants' products do not infringe Meade's Telescope Alignment Technology, both literally or under the doctrine of equivalents. The Company intends to continue to vigorously assert the `799 patent against Celestron, Tasco, and the other defendants and to vigorously defend against their counterclaims. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         On June 7, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties, charging the defendants with correction of patent inventorship, false and misleading representations in violation of the Lanham Act, unfair competition and fraudulent business practices. The complaint, ("the '942 lawsuit) filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 02-558 (GLT)), alleges that the defendants misappropriated the Company's Telescope Alignment Technology and subsequently conspired to obtain United States Patent No. 6,369,942, entitled "Auto-alignment tracking telescope mount" ("the `942 Patent"), by fraudulently representing themselves as the inventors and owners of the Telescope Alignment Technology. In addition to other remedies, the suit seeks to establish that Meade invented the Telescope Alignment Technology and that equitable and legal title to the `942 Patent should be vested in the Company. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         On November 21, 2002, Celestron filed an action alleging that Meade products infringe United States Patent No. 6,467,738 entitled "Tripod Structure for Telescopes." The complaint seeks injunctive relief, compensatory and treble damages in an unspecified amount, and attorneys' fees and costs. Meade has filed an answer denying all claims in Celestron's complaint. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

         Celestron and Tasco, in May 2002, transferred certain of their assets in an assignment for the benefit of creditors proceeding to James Feltman, an assignee. Assignee James Feltman subsequently sold the assets on or around June 24, 2002 to a new Celestron entity, Celestron Acquisition LLC. Celestron Acquisition LLC, along with Celestron and Tasco, is a defendant in the above-referenced lawsuits. James Feltman is also a named defendant in the `799 lawsuit, but not the '942 lawsuit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

         1.       Exhibit 99.1   Sarbanes-Oxley Act Section 906 Certification by
                                 Steven G. Murdock

         2.       Exhibit 99.2   Sarbanes-Oxley Act Section 906 Certification by
                                 Brent W. Christensen

         6(b) Reports on Form 8-K.

         The Company filed or furnished the following Reports with the SEC on the following dates

         1. Form 8-K, filed on April 22, 2003, covering (1) the resignation of John C. Diebel as Chairman of the Board and Chief Executive Officer, (2) the appointment of Steven G. Murdock as the Chief Executive Officer, and (3) the appointment of Harry L. Casari as Chairman of the Board.

         2. Form 8-K, furnished on April 22, 2003, covering a press release announcing the Company's financial results for the quarterly period and fiscal year ended February 28, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2003
                                          MEADE INSTRUMENTS CORP.

                                          By: /s/ STEVEN G. MURDOCK
                                              ----------------------------------
                                                       Steven G. Murdock
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                        AND SECRETARY

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



         I, Steven G. Murdock, certify that:

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


Date: July 15, 2003


By: /s/ STEVEN G. MURDOCK, PRESIDENT, CEO AND SECRETARY
-------------------------------------------------------

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


Date: July 15, 2003


By: /s/ BRENT W. CHRISTENSEN, SENIOR VICE PRESIDENT AND CFO
-----------------------------------------------------------