Form 10-Q
period 2003-08-31
MEADE INSTRUMENTS CORP
filed 2003-10-15
CIK 1032067

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

                      For the Quarter Ended August 31, 2003
                                       OR

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

                                 Yes [ ] No [X]

    Number of shares of common stock outstanding as of September 30, 2003 is 19,896,026.
================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets (Unaudited) -- August 31, 2003 and
February 28, 2003.........................................................    1

Consolidated Statements of Operations (Unaudited) -- Three and Six
Months Ended August 31, 2003 and 2002.....................................    2

Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended
August 31, 2003 and 2002..................................................    3

Notes to Consolidated Financial Statements (Unaudited)....................    4

Management's Discussion and Analysis of Financial Condition and Results
of Operations.............................................................    7

Quantitative and Qualitative Disclosures about Market Risk................   11

Controls and Procedures...................................................   11

                          PART II -- OTHER INFORMATION

Legal Proceedings.........................................................   12

Changes in Securities and Use of Proceeds.................................   13

Defaults Upon Senior Securities...........................................   13

Submission of Matters to a Vote of Security Holders.......................   13

Other Information.........................................................   13

Exhibits and Reports on Form 8-K..........................................   13

Signatures................................................................   15


ITEM 1   FINANCIAL STATEMENTS.

                                            MEADE INSTRUMENTS CORP.

                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                    ASSETS
                                                                                 AUGUST 31,        FEBRUARY 28,
                                                                                   2003                2003
                                                                               -------------      -------------
    Cash ................................................................      $  3,405,000       $  2,445,000
    Accounts receivable, less allowance for doubtful accounts of $861,000
       at August 31, 2003 and $714,000 at February 28, 2003 .............        27,278,000         22,364,000
    Inventories .........................................................        48,591,000         40,050,000
    Deferred income taxes ...............................................         5,575,000          5,240,000
    Prepaid income taxes ................................................           782,000            818,000
    Prepaid expenses and other current assets ...........................           449,000            563,000
                                                                               -------------      -------------
              Total current assets ......................................        86,080,000         71,480,000
Other assets ............................................................           604,000            818,000
Goodwill and acquisition-related intangible assets, net .................         5,543,000          5,657,000
Property and equipment, net of accumulated depreciation of $10,216,000
    at August 31, 2003 and $9,286,000 at February 28, 2003 ..............         5,017,000          5,842,000
                                                                               -------------      -------------
                                                                               $ 97,244,000       $ 83,797,000
                                                                               =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit .................................................      $ 14,823,000       $  9,063,000
    Accounts payable ....................................................        14,274,000          5,464,000
    Accrued liabilities .................................................         6,238,000          6,293,000
    Current portion, long-term debt and capital lease obligations .......           535,000            583,000
                                                                               -------------      -------------
              Total current liabilities .................................        35,870,000         21,403,000
Long-term bank debt .....................................................         1,907,000          2,139,000
                                                                               -------------      -------------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       19,811,000 and 19,806,000 shares issued and outstanding
          at August 31, 2003 and at February 28, 2003, respectively .....           198,000            198,000
    Additional paid-in capital ..........................................        39,985,000         39,979,000
    Retained earnings ...................................................        22,767,000         23,439,000
    Accumulated other comprehensive income (loss)........................          (393,000)            96,000
                                                                               -------------      -------------
                                                                                 62,557,000         63,712,000
    Unearned ESOP shares ................................................        (3,090,000)        (3,457,000)
                                                                               -------------      -------------
              Total stockholders' equity ................................        59,467,000         60,255,000
                                                                               -------------      -------------
                                                                               $ 97,244,000       $ 83,797,000
                                                                               =============      =============

                         See accompanying notes to consolidated financial statements.

                                                      1


                                            MEADE INSTRUMENTS CORP.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      AUGUST 31,                          AUGUST 31,
                                           -------------------------------     --------------------------------
                                                2003              2002              2003               2002
                                           -------------     -------------     -------------      -------------
Net sales ...........................      $ 28,284,000      $ 24,035,000      $ 52,775,000       $ 44,088,000
Cost of sales .......................        20,123,000        16,653,000        38,881,000         30,519,000
                                           -------------     -------------     -------------      -------------
  Gross profit ......................         8,161,000         7,382,000        13,894,000         13,569,000
Selling expenses ....................         4,258,000         3,066,000         7,585,000          6,081,000
General and administrative
  expenses ..........................         3,026,000         2,936,000         5,695,000          5,723,000
ESOP expense ........................           125,000           178,000           294,000            428,000
Research and development expenses ...           455,000           750,000           989,000          1,480,000
                                           -------------     -------------     -------------      -------------
  Operating income (loss) ...........           297,000           452,000          (669,000)          (143,000)
Interest expense ....................           220,000           196,000           436,000            435,000
                                           -------------     -------------     -------------      -------------
  Income (loss) before income taxes .            77,000           256,000        (1,105,000)          (578,000)
Provision (benefit) for income taxes             37,000           122,000          (433,000)          (205,000)
                                           -------------     -------------     -------------      -------------
Net income (loss) ...................      $     40,000      $    134,000      $   (672,000)      $   (373,000)
                                           =============     =============     =============      =============
Basic and diluted earnings (loss) per
  share .............................      $       0.00      $       0.01      $      (0.04)      $      (0.02)
                                           =============     =============     =============      =============
Weighted average number of shares
  outstanding-- basic ...............        18,876,000        15,162,000        18,832,000         15,107,000
                                           =============     =============     =============      =============
Weighted average number of shares
  outstanding-- diluted .............        19,026,000        15,468,000        18,832,000         15,107,000
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

                                                      2


                                            MEADE INSTRUMENTS CORP.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    AUGUST 31,
                                                                         --------------------------------
                                                                             2003               2002
                                                                         -------------      -------------
Cash flows from operating activities:
    Net income (loss) .............................................      $   (672,000)      $   (373,000)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization .................................           989,000            943,000
    ESOP contribution .............................................           294,000            428,000
    Changes in assets and liabilities:
       Increase in accounts receivable ............................        (5,005,000)       (10,919,000)
       Increase in inventories ....................................        (8,566,000)        (4,415,000)
       Decrease in prepaid expenses and other assets ..............           362,000          4,077,000
       Increase in accounts payable ...............................         8,910,000          3,124,000
       Increase (decrease) in accrued liabilities .................          (593,000)         1,123,000
                                                                         -------------      -------------
              Net cash provided by (used in) operating activities .        (4,281,000)        (6,012,000)
                                                                         -------------      -------------
Cash flows from investing activities:
    Capital expenditures ..........................................          (282,000)          (378,000)
                                                                         -------------      -------------
              Net cash used in investing activities ...............          (282,000)          (378,000)
                                                                         -------------      -------------
Cash flows from financing activities:
    Net borrowings under bank lines of credit ..           ........         5,733,000          6,073,000
    Payments on long-term bank notes ..............................          (256,000)          (329,000)
    Payments under capital lease obligations ......................           (25,000)           (31,000)
                                                                         -------------      -------------
              Net cash provided by (used in) financing activities .         5,452,000          5,713,000
                                                                         -------------      -------------
Effect of exchange rate changes on cash ...........................            71,000            (10,000)
                                                                         -------------      -------------
Net increase (decrease) in cash ...................................           960,000           (687,000)
Cash at beginning of period .......................................         2,445,000          1,249,000
                                                                         -------------      -------------
Cash at end of period .............................................      $  3,405,000       $    562,000
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

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The results of operations for the quarters ended August 31, 2003 and 2002, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                                                     AUGUST 31,      FEBRUARY 28,
                                                                        2003             2003
                                                                   ---------------   ---------------
Raw materials..................................................    $    7,613,000    $    7,442,000
Work-in-process................................................         4,418,000         4,972,000
Finished goods.................................................        36,560,000        27,636,000
                                                                   ---------------   ---------------
                                                                   $   48,591,000    $   40,050,000
                                                                   ===============   ===============

         The composition of goodwill and acquisition-related intangible assets is as follows:

                                                                     AUGUST 31,      FEBRUARY 28,
                                                                        2003             2003
                                                                   ---------------   ---------------
Goodwill.......................................................    $    1,548,000    $    1,548,000
Brand names and customer relationships.........................         3,431,000         3,431,000
                                                                   ---------------   ---------------
   Total non-amortizing acquisition-related intangible assets..         4,979,000         4,979,000
                                                                   ---------------   ---------------
Trademarks.....................................................         1,398,000         1,398,000
Accumulated amortization.......................................          (834,000)         (720,000)
                                                                   ---------------   ---------------
   Total amortizing acquisition-related intangible assets......           564,000           678,000
                                                                   ---------------   ---------------
   Total goodwill and acquisition-related intangible assets....    $    5,543,000    $    5,657,000
                                                                   ===============   ===============

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

C. COMMITMENTS AND CONTINGENCIES

         In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaints allege that a number of Tasco's and Celestron's consumer telescopes willfully infringe certain of the Company's U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe certain of the Company's patents. Tasco and Celestron filed answers and certain counterclaims which deny the Company's allegations. The counterclaim also alleges, among other things, that the Company is infringing a Celestron design patent. In February and May 2003, Celestron prevailed on partial summary judgments in which the court held that Celestron did not literally or equivalently infringe one of the Company's patents. Meade subsequently filed a notice of appeal in connection with the partial summary judgments obtained by Celestron. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these matters.

         In September 2003, the Company and Celestron agreed to pursue non-binding mediation of the outstanding litigation between the parties. The parties are in the early stages of the mediation process.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

D. NET INCOME PER SHARE

         Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. The sole difference between the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended August 31, 2003 and 2002, reflects additional potential shares of common stock for outstanding stock options. Due to the net losses for the six month periods presented, potential shares of common stock of 74,000, and 293,000 have been excluded from diluted weighted average shares of common stock for the six months ended August 31, 2003 and 2002, respectively, as the effect would be anti-dilutive.

E. COMPREHENSIVE INCOME

         Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at August 31, 2003, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended August 31, 2003, the Company had other comprehensive income (loss) as follows:

                                                                             THREE MONTHS
                                                                                 ENDED        SIX MONTHS ENDED
                                                                            AUGUST 31, 2003    AUGUST 31, 2003
                                                                            ---------------    ---------------
Net income (loss)......................................................     $       40,000     $     (672,000)
Currency translation adjustment........................................           (366,000)            (4,000)
Change in fair value of foreign currency forward contracts, net of tax.            471,000           (405,000)
Unrealized loss in marketable securities, net of tax...................                  -            (97,000)
Change in fair value of interest rate swap.............................             11,000             17,000
                                                                            ---------------    ---------------
Total other comprehensive income (loss)................................     $      156,000     $   (1,161,000)
                                                                            ===============    ===============

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                     AUGUST 31, 2003                           FEBRUARY 28, 2003
                                     ---------------------------------------   --------------------------------------
                                     NOTIONAL                                  NOTIONAL
                                     AMOUNT              FAIR VALUE            AMOUNT              FAIR VALUE
                                     ---------------------------------------   --------------------------------------
Interest rate swap agreement          $     1,295,000    $       (32,000)       $     1,505,000     $       (49,000)
Cash flow forward currency
contracts                             $     8,315,000    $      (675,000)                    --                  --


         At August 31, 2003, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income, net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through March 2004.

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


                                                                 Three months ended            Six months ended
                                                                     August 31,                   August 31,
                                                                2003           2002          2003          2002
                                                            ------------   ------------  ------------  ------------
 Reported income (loss)..................................   $    40,000    $   134,000   $  (672,000)  $  (373,000)
 Pro forma compensation cost, net of
          income taxes                                         (281,000)      (422,000)     (540,000)     (864,000)
                                                            ------------   ------------  ------------  ------------
 Pro forma net loss......................................   $  (241,000)   $  (288,000)  $(1,212,000)  $(1,237,000)
                                                            ============   ============  ============  ============
 Reported income (loss) per share - basic and diluted....   $      0.00    $      0.01   $     (0.04)  $     (0.02)
                                                            ============   ============  ============  ============
 Pro forma loss per share - basic and diluted............   $     (0.01)   $     (0.03)  $     (0.06)  $     (0.08)
                                                            ============   ============  ============  ============

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

         THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2002

         Net sales for the second quarter of fiscal 2004 were $28.3 million compared to $24.0 million for the second quarter of fiscal 2003, an increase of 17.7%. The Simmons subsidiary, acquired in October 2002, contributed approximately $8 million to second quarter fiscal 2004 sales. Management believes that the Mars opposition increased sales of mid-priced and higher-priced telescopes over the prior year quarter by approximately $3 million. More than offsetting those increases was an approximately $7 million decrease in sales of smaller-aperture telescopes. The decrease in smaller-aperture telescopes was due, in part, to conservative purchasing patterns by certain of the Company's domestic dealers. Management believes that many of the Company's domestic dealers will submit firm orders during the third quarter to substantially offset the conservatism experienced in the second quarter.

         Gross profit increased from $7.4 million (30.7% of net sales) for the second quarter of fiscal 2003 to $8.2 million (28.9 % of net sales) for the second quarter of fiscal 2004, an increase of 10.6%. The increase was due to increased sales over the prior year quarter. The decrease in gross margin (gross profit as a percent of net sales) was principally due to price reductions on our higher-priced telescopes and general margin variations brought on by the addition of Simmons products and the change in the sales mix from the prior year.

         Selling expenses increased from $3.1 million (12.8% of net sales) for the second quarter of fiscal 2003 to $4.3 million (15.1% of net sales) for the second quarter of fiscal 2004. The increase was primarily attributed to selling expenses at Simmons. General and administrative expenses increased from $2.9 million (12.2% of net sales) for the second quarter of fiscal 2003, to $3.0 million (10.7% of net sales) for the second quarter of fiscal 2004, an increase of 3.1%. Current quarter Simmons general and administrative expenses were approximately $0.3 million. The prior year quarter included approximately $0.3 million incurred in connection with the Company's effort to acquire certain of the assets of Tasco and Celestron. Those acquisition costs did not recur in the current year quarter. The Company did not consummate the proposed acquisition of Tasco and Celestron assets.

         ESOP contribution expense decreased from $0.2 million (0.7% of net sales) for the second quarter of fiscal 2003 to $0.1 million (0.4% of net sales) for the second quarter of fiscal 2004, a decrease of 29.8%. The decrease in this non-cash charge was principally due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the quarter. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses decreased from $0.8 million (3.1% of net sales) for the second quarter of fiscal 2003 to $0.5 million (1.6% of net sales) for the second quarter of fiscal 2004, a decrease of 39.3%. This decrease was due to a reduction in engineering personnel and outside consulting costs principally in response to diminished demand for the Company's industrial optical products. The Company's research and development efforts are principally concentrated on product improvement and new product development for the Company's core consumer products market.

         Interest expense remained flat at approximately $0.2 million for each of the quarters presented. Increases in average borrowings over the prior year were offset by lower borrowing rates.

         SIX MONTHS ENDED AUGUST 31, 2003 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2002

         Net sales for the six months ended August 31, 2003 were $52.8 million compared to $44.1 million for the comparable prior year period, an increase of 19.7%. The increase in net sales over the prior year was principally due to sales of over $15 million at the Simmons subsidiary (acquired in October 2002) and an increase in sales of mid-priced and higher-priced telescopes. Offsetting these increases was a reduction of over $2 million in net sales of the Company's binoculars, primarily consisting of CaptureView(TM). CaptureView was brought to market in the first quarter of fiscal 2003. While the Company continued to offer its existing versions of CaptureView binoculars during the first quarter of fiscal 2004, last year's unit and sales volumes were not repeated as the Company prepared for the introduction of a new line of completely redesigned CaptureView binoculars that began shipping during the second quarter of fiscal 2004. Also offsetting the sales increases was an approximately $7 million decrease in sales of smaller-aperture telescopes. The decrease in smaller-aperture telescopes was due, in part, to conservative purchasing patterns by certain of the Company's domestic dealers during the current year second quarter. Management believes that many of the Company's domestic dealers will submit firm orders during the third quarter to substantially offset the conservatism experienced in the second quarter.

         Gross profit increased from $13.6 million (30.8% of net sales) for the six months ended August 31, 2002 to $13.9 million (26.3% of net sales) for the comparable current year period, an increase of 2.4%. The decrease in gross margin (gross profit as a percent of net sales) was due, in part, to pricing pressure on many of Meade's telescope products. The reduction in CaptureView unit and sales volumes negatively affected margins as well. With the new line of CaptureView binoculars reaching the market in the second quarter, contribution from CaptureView during the first quarter was reduced as customers awaited the new line. Again during the first quarter, the Company responded to competition by offering existing versions of CaptureView at prices discounted from the prior year. Gross margins were also negatively affected by the results at Simmons, which, while meeting the Company's expectations, produced margins lower than the Company has historically reported.

         Selling expenses increased from $6.1 million (13.8% of net sales) for the six months ended August 31, 2002 to $7.6 million (14.4% of net sales) for the comparable current year period, an increase of 24.7%. This increase was primarily due to selling expenses at Simmons (approximately $2.6 million for the six month period) partially offset by a decrease in advertising expenses. During the prior year period, the Company spent approximately $1.0 million in television, radio and print advertising costs related to the introduction and promotion of CaptureView that were not duplicated during the current year. Any future promotional expenses relating to the new line of CaptureView binoculars will be incurred as the products are sold into the market.

         General and administrative expenses remained flat at $5.7 million for the six month periods presented (13.0% of net sales in the prior year, 10.8% of net sales in the current year). Simmons general and administrative expenses for the six month period were approximately $0.6 million. The prior year period included approximately $0.7 million incurred in connection with the Company's effort to acquire certain of the assets of Tasco and Celestron. Those acquisition costs did not recur in the current year period. The Company did not consummate the proposed acquisition of Tasco and Celestron assets.

         ESOP contribution expense decreased from $0.4 million (1.0% of net sales) for the six months ended August 31, 2002 to $0.3 million (0.6% of net sales) for the comparable current year period, a decrease of 31.3%. The decrease in this non-cash charge was principally due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses decreased from $1.5 million (3.4% of net sales) for the six months ended August 31, 2002 to $1.0 million (1.9% of net sales) for the comparable current year period, a decrease of 33.2%. This decrease was due to a reduction in engineering personnel and outside consulting costs principally in response to diminished demand for the Company's industrial optical products. The Company's research and development efforts are principally concentrated on product improvement and new product development for the Company's core consumer products market.

         Interest expense remained flat at approximately $0.4 million for each of the periods presented. Increases in average borrowings over the prior year were offset by lower borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended August 31, 2003 the Company funded its operations with short-term bank borrowings. Internally generated cash flow from the net loss adjusted for non-cash charges was used by increases in accounts receivable and inventories, partially offset by an increase in accounts payable. Accounts receivable increased as expected with increased sales during the quarter. Inventories increased as expected in anticipation of the third quarter sales. Historically, sales in the third quarter have been higher than sales achieved in each of the other three fiscal quarters of the year. Conservative purchasing patterns by certain of the Company's domestic dealers also affected inventory levels during the quarter. Accounts payable increased with the increase in inventories but the increase was principally due to cash disbursement management. Net working capital totaled approximately $50.2 million at August 31, 2003, compared to $50.1 million at February 28, 2003. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at August 31, 2003 was approximately $13.4 million. In the event the Company's plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

         Capital expenditures, including financed purchases of equipment, aggregated $0.3 million and $0.4 million for the six months ended August 31, 2003 and 2002, respectively. The Company had no material capital expenditure commitments at August 31, 2003.

         The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products are generally covered by a one-year limited warranty. Many of the Simmons products have lifetime limited warranties. Changes in the warranty liability during the quarter ended August 31, 2003 follows.

         Balance at February 28, 2003.....................       $    1,794,000
         Warranty accrual.................................              207,000
         Labor and material usage.........................             (441,000)
                                                                 ---------------
         Balance at August 31, 2003.......................       $    1,560,000
                                                                 ===============

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. The Company does not expect the adoption of these statements to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars, riflescopes, microscopes and other optical products; the Company's ability to continue to develop and bring to market new and innovative products, including, without limitation the new line of CaptureView binoculars; the Company's ability to integrate, develop and grow the Simmons business; the Company's ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

         The Company has adopted a foreign currency hedging program that utilizes foreign currency forward contracts to hedge variable cash flows associated with recognized liabilities and to hedge exposure to changes in the fair value of unrecognized firm commitments. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The instruments that Meade uses for hedging are readily marketable traded forward contracts with financial institutions. Meade expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. During the six months ended August 31, 2003, the Company entered into cash flow forward currency contracts with notional amounts aggregating $8.3 million. The fair value of these contracts at August 31, 2003 was ($0.7 million).

         Under the terms of the U.S. Credit Agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the six months ended August 31, 2003 was a gain of $17,000 which is included in other comprehensive income for the six months then ended.

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

ITEM 4.          CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

         The Company's chief executive officer and chief financial officer concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company's business and operations.

         No change in the Company's internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System With Distributed Intelligence." In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which it denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, Defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company's patent, for declaratory judgment that the Company's patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron design patent, U.S. Patent No. D438,221, and Celestron's trade dress. The counterclaim further alleges that the Company has willfully infringed Celestron's design patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. However, Celestron subsequently dismissed its design-patent counterclaim with prejudice as to Meade products on sale up to that time. On February 28, 2003, a partial Summary Judgment issued in favor of Celestron in which the Court held that Celestron did not literally infringe Meade's `376 patent. On May 23, 2003, a further partial Summary Judgment was issued in favor of Celestron in which the Court held that Celestron did not infringe Meade's `376 patent under the doctrine of equivalents. The parties dismissed their remaining claims against each other, and Meade filed an appeal of the court's two summary judgment orders on September 18, 2003. The appeal will be decided by the Court of Appeals for the Federal Circuit. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in these cases.

         On June 4, 2002, the Company filed suit against Celestron, Tasco and other related or affiliated parties charging the defendant with patent infringement. The complaint, ("the `799 lawsuit") filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleges that the defendants willfully infringed Meade's Patent No. 6,392,799, entitled "Fully Automated Telescope System With Distributed Intelligence." The patent covers the Company's "level the telescope and point it North" alignment technology (the "Telescope Alignment Technology"), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco, Celestron and the other defendants from continuing to manufacture or sell products that infringe Meade's telescope alignment patent. In July 2003, Celestron and the other defendants filed a motion for Summary Judgment that the defendants' products do not infringe Meade's Telescope Alignment Technology, both literally or under the doctrine of equivalents. Meade has opposed that motion. The motion is not set to be heard until at least December 2003. The Company intends to continue to vigorously assert the `799 patent against Celestron, Tasco, and the other defendants and to vigorously defend against their counterclaims. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

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

         On November 21, 2002, Celestron filed an action alleging that Meade products infringe United States Patent No. 6,467,738 entitled "Tripod Structure for Telescopes." The complaint seeks injunctive relief, compensatory and treble damages in an unspecified amount, and attorneys' fees and costs. Meade has filed an answer denying all claims in Celestron's complaint. Celestron had sought a preliminary injunction in this matter, which was denied pursuant to an order entered on December 17, 2002. Due to the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in this case.

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

         On September 9, 2003, the Company, Celestron and James Feltman agreed to pursue non-binding mediation of all outstanding litigation between the parties. As part of the mediation process, the parties agreed to stay all the litigation (including the discovery process) in the above four cases until approximately December 9, 2003. The mediation process will occur before approximately December 9, 2003.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Company's Annual Meeting of Stockholders, held on July 10, 2003, the stockholders of the Company re-elected Steven G. Murdock and Harry L. Casari as directors each for a three-year term expiring at the Company's Annual Meeting to be held in 2006.

         The voting results were as follows:

                                                         FOR         WITHHELD
                                                         ---         --------

Re-election of Steven G. Murdock to the
  Company's Board of Directors....................    15,628,115         80,292
Re-election of Harry L. Casari to the
  Company's Board of Directors....................    14,548,504      1,159,903

ITEM 5.          OTHER INFORMATION

         Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

         1.       Exhibit 31.1      Sarbanes-Oxley Act Section 302 Certification
                                    by Steven G. Murdock

         2.       Exhibit 31.2      Sarbanes-Oxley Act Section 302 Certification
                                    by Brent W. Christensen

         3.       Exhibit 32.1      Sarbanes-Oxley Act Section 906 Certification
                                    by Steven G. Murdock

         4.       Exhibit 32.2      Sarbanes-Oxley Act Section 906 Certification
                                    by Brent W. Christensen

         6(b) Reports on Form 8-K.

         The Company filed the following Report with the SEC:

         1. Form 8-K, filed on June 17, 2003, covering a press release announcing the Company's financial results for the quarterly period ended May 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2003
                                     MEADE INSTRUMENTS CORP.

                                     By: /s/ STEVEN G. MURDOCK
                                        --------------------------------------
                                                     Steven G. Murdock
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                        AND SECRETARY

                                     By: /s/ BRENT W. CHRISTENSEN
                                        --------------------------------------
                                                     Brent W. Christensen
                                           SENIOR VICE PRESIDENT, FINANCE AND
                                                 CHIEF FINANCIAL OFFICER