Form 10-Q
period 2003-11-30
MEADE INSTRUMENTS CORP
filed 2004-01-14
CIK 1032067

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

                     FOR THE QUARTER ENDED NOVEMBER 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183
                                ________________

                             MEADE INSTRUMENTS CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                             95-2988062
            --------                                             ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

     6001 OAK CANYON, IRVINE, CA                                    92618
     ---------------------------                                    -----
(Address of Principal Executive Offices)                           (Zip Code)


                                 (949) 451-1450
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes [ ] No [X]

    Number of shares of common stock outstanding as of December 31, 2003 is 19,985,107.

================================================================================


                                             MEADE INSTRUMENTS CORP.

                                                TABLE OF CONTENTS

                                         PART I -- FINANCIAL INFORMATION

                                                                                                         Page No.
                                                                                                         --------

Consolidated Balance Sheets (Unaudited) -- November 30, 2003 and February 28, 2003.......................     1

Consolidated Statements of Income (Unaudited) -- Three and Nine Months Ended
November 30, 2003 and 2002...............................................................................     2

Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended November 30, 2003 and 2002........     3

Notes to Consolidated Financial Statements (Unaudited)...................................................     4

Management's Discussion and Analysis of Financial Condition and Results of Operations....................     7

Quantitative and Qualitative Disclosures about Market Risk...............................................     10

Controls and Procedures..................................................................................     11


                                           PART II -- OTHER INFORMATION

Legal Proceedings........................................................................................     12

Changes in Securities and Use of Proceeds................................................................     13

Defaults Upon Senior Securities..........................................................................     13

Submission of Matters to a Vote of Security Holders......................................................     13

Other Information........................................................................................     13

Exhibits and Reports on Form 8-K.........................................................................     14

Signatures...............................................................................................     15



                                                        i

ITEM 1.   FINANCIAL STATEMENTS.

                                           MEADE INSTRUMENTS CORP.

                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)


                                                    ASSETS
                                                                               NOVEMBER 30,     FEBRUARY 28,
                                                                                  2003              2003
                                                                              --------------   --------------
Cash ......................................................................   $   2,167,000    $   2,445,000
Accounts receivable, less allowance for doubtful accounts of $1,033,000
    at November 30, 2003 and $714,000 at February 28, 2003 ................      50,126,000       22,364,000
Inventories ...............................................................      47,409,000       40,050,000
Deferred income taxes .....................................................       4,356,000        5,240,000
Prepaid income taxes ......................................................              --          818,000
Prepaid expenses and other current assets .................................         467,000          563,000
                                                                              --------------   --------------
              Total current assets ........................................     104,525,000       71,480,000
Other assets ..............................................................         488,000          818,000
Goodwill and acquisition-related intangible assets, net ...................       5,486,000        5,657,000
Property and equipment, net of accumulated depreciation of $10,736,000
    at November 30, 2003 and $9,286,000 at February 28, 2003 ..............       4,663,000        5,842,000
                                                                              --------------   --------------
                                                                              $ 115,162,000    $  83,797,000
                                                                              ==============   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit ...................................................   $  31,275,000    $   9,063,000
    Accounts payable ......................................................       9,292,000        5,464,000
    Accrued liabilities ...................................................       6,983,000        6,293,000
    Income taxes payable ..................................................         702,000               --
    Current portion, long-term debt and capital lease obligations .........         585,000          583,000
                                                                              --------------   --------------
              Total current liabilities ...................................      48,837,000       21,403,000
Long-term bank debt .......................................................       1,818,000        2,139,000

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       19,985,000 and 19,806,000 shares issued and outstanding
       at November 30, 2003 and at February 28, 2003, respectively ........         200,000          198,000
    Additional paid-in capital ............................................      40,504,000       39,979,000
    Retained earnings .....................................................      26,143,000       23,439,000
    Accumulated other comprehensive income ................................         420,000           96,000
                                                                              --------------   --------------
                                                                                 67,267,000       63,712,000
    Unearned ESOP shares ..................................................      (2,760,000)      (3,457,000)
                                                                              --------------   --------------
              Total stockholders' equity ..................................      64,507,000       60,255,000
                                                                              --------------   --------------
                                                                              $ 115,162,000    $  83,797,000
                                                                              ==============   ==============



                         See accompanying notes to consolidated financial statements.

                                                      1


                                       MEADE INSTRUMENTS CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   NOVEMBER 30,                 NOVEMBER 30,
                                              2003           2002           2003           2002
                                          -------------  -------------  -------------  -------------
Net sales .............................   $ 54,448,000   $ 44,519,000   $107,223,000   $ 88,607,000
Cost of sales .........................     37,892,000     29,558,000     76,773,000     60,077,000
                                          -------------  -------------  -------------  -------------
  Gross profit ........................     16,556,000     14,961,000     30,450,000     28,530,000
Selling expenses ......................      6,573,000      5,107,000     14,158,000     11,188,000
General and administrative expenses ...      3,275,000      3,645,000      8,970,000      9,368,000
ESOP expense ..........................        341,000        303,000        635,000        731,000
Research and development expenses .....        462,000        730,000      1,451,000      2,210,000
                                          -------------  -------------  -------------  -------------
  Operating income ....................      5,905,000      5,176,000      5,236,000      5,033,000
Interest expense ......................        325,000        293,000        761,000        728,000
                                          -------------  -------------  -------------  -------------
  Income before income taxes ..........      5,580,000      4,883,000      4,475,000      4,305,000
Provision for income taxes ............      2,204,000      1,987,000      1,771,000      1,782,000
                                          -------------  -------------  -------------  -------------
Net income ............................   $  3,376,000   $  2,896,000   $  2,704,000   $  2,523,000
                                          =============  =============  =============  =============
Basic earnings per share ..............   $       0.18   $       0.17   $       0.14   $       0.16
                                          =============  =============  =============  =============
Diluted earnings per share ............   $       0.17   $       0.17   $       0.14   $       0.16
                                          =============  =============  =============  =============
Weighted average number of shares
  outstanding-- basic .................     19,070,000     16,611,000     18,911,000     15,608,000
                                          =============  =============  =============  =============
Weighted average number of shares
  outstanding-- diluted ...............     19,335,000     16,755,000     19,068,000     15,852,000
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

                                                 2


                                         MEADE INSTRUMENTS CORP.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     NOVEMBER 30,
                                                                            -----------------------------
                                                                                2003            2002
                                                                            -------------   -------------
Cash flows from operating activities:
    Net income ..........................................................   $  2,704,000    $  2,523,000
    Adjustments to reconcile net income to net cash provided
       by (used by) operating activities:
    Depreciation and amortization .......................................      1,541,000       1,409,000
    ESOP contribution ...................................................        635,000         731,000
    Changes in assets and liabilities, net of effects of acquisition:
       Increase in accounts receivable ..................................    (27,344,000)    (27,048,000)
       (Increase) decrease in inventories ...............................     (6,955,000)      7,146,000
       Decrease in prepaid expenses and other assets ....................      1,224,000       4,411,000
       Increase in accounts payable .....................................      3,683,000       3,957,000
       Increase in accrued liabilities ..................................        783,000       2,104,000
       Increase in income taxes payable .................................      1,468,000       1,523,000
                                                                            -------------   -------------
              Net cash used in operating activities .....................    (22,261,000)     (3,244,000)
                                                                            -------------   -------------
Cash flows from investing activities:
    Capital expenditures ................................................       (323,000)       (679,000)
    Acquisition of Simmons, net of cash acquired ........................             --     (16,000,000)
                                                                            -------------   -------------
              Net cash used in investing activities .....................       (323,000)    (16,679,000)
                                                                            -------------   -------------
Cash flows from financing activities:
    Net borrowings under bank lines of credit ...........................     22,012,000      12,941,000
    Payments on long-term bank notes ....................................       (398,000)       (407,000)
    Net proceeds from the sale of common stock ..........................             --       7,344,000
    Proceeds from the exercise of stock options .........................        410,000              --
    Payments under capital lease obligations ............................        (25,000)       (118,000)
                                                                            -------------   -------------
              Net cash provided by financing activities .................     21,999,000      19,760,000
                                                                            -------------   -------------
Effect of exchange rate changes on cash .................................        307,000         230,000
                                                                            -------------   -------------
Net increase (decrease) in cash .........................................       (278,000)         67,000
Cash at beginning of period .............................................      2,445,000       1,249,000
                                                                            -------------   -------------
Cash at end of period ...................................................   $  2,167,000    $  1,316,000
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

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for certain of the Company's less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2003 and 2002, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                                  NOVEMBER 30,     FEBRUARY 28,
                                                     2003              2003
                                                 --------------   --------------
Raw materials.................................   $   8,746,000    $   7,442,000
Work-in-process...............................       5,723,000        4,972,000
Finished goods................................      32,940,000       27,636,000
                                                 --------------   --------------
                                                 $  47,409,000    $  40,050,000
                                                 ==============   ==============

         The composition of goodwill and acquisition-related intangible assets is as follows:

                                                  NOVEMBER 30,     FEBRUARY 28,
                                                     2003             2003
                                                 --------------   --------------
Goodwill......................................   $   1,548,000    $   1,548,000
Brand names and other.........................       3,431,000        3,431,000
                                                 --------------   --------------
   Total non-amortizing acquisition-related
      intangible assets.......................       4,979,000        4,979,000
                                                 --------------   --------------
Trademarks....................................       1,398,000        1,398,000
Accumulated amortization......................        (891,000)        (720,000)
                                                 --------------   --------------
   Total amortizing acquisition-related
      intangible assets.......................         507,000          678,000
                                                 --------------   --------------
   Total goodwill and acquisition-related
      intangible assets.......................   $   5,486,000    $   5,657,000
                                                 ==============   ==============

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

         In September 2003, the Company and Celestron agreed to pursue non-binding mediation of the outstanding litigation between the parties. The mediation is currently scheduled to take place in March 2004.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products are generally covered by a one-year limited warranty. Many of the Simmons products have lifetime limited warranties. Changes in the warranty liability during the period ended November 30, 2003 follows.

Balance at February 28, 2003.............................       $    1,794,000
Warranty accrual.........................................              714,000
Labor and material usage.................................             (672,000)
                                                                ---------------
Balance at November 30, 2003.............................       $    1,836,000
                                                                ===============

D. NET INCOME PER SHARE

         Basic earnings per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. The sole difference between the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and nine months ended November 30, 2003 and 2002, reflects additional potential shares of common stock for outstanding stock options.

E. COMPREHENSIVE INCOME

         Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at November 30, 2003, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended November 30, 2003, the Company had other comprehensive income (loss) as follows:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  NOVEMBER 30,                NOVEMBER 30,
                                                               2003          2002          2003           2002
                                                           ------------  ------------  ------------   ------------
Net income .............................................   $ 3,376,000   $ 2,896,000   $ 2,704,000    $ 2,523,000
Currency translation adjustment ........................       412,000        28,000       408,000        380,000
Change in fair value of foreign currency forward
   contracts, net of tax ...............................       392,000       140,000       (13,000)       (53,000)
Unrealized loss in marketable securities, net of tax ...            --            --       (97,000)            --
Change in fair value of interest rate swap .............         9,000            --        26,000        (21,000)
                                                           ------------  ------------  ------------   ------------
Total other comprehensive income .......................   $ 4,189,000   $ 3,064,000   $ 3,028,000    $ 2,829,000
                                                           ============  ============  ============   ============

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                      NOVEMBER 30, 2003                         FEBRUARY 28, 2003
                                      ---------------------------------------   --------------------------------------
                                      NOTIONAL AMOUNT    FAIR VALUE             NOTIONAL AMOUNT     FAIR VALUE
                                      ------------------ -------------------- - ------------------- ------------------
Interest rate swap agreement           $     1,190,000    $       (23,000)       $     1,505,000     $       (49,000)
Cash flow forward currency
contracts                              $     1,316,000    $       (22,000)                    --                  --


         At November 30, 2003, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income, net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through March 2004.

G. STOCK BASED COMPENSATION

         The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's income and income per share would have been decreased to the pro forma amounts indicated below.

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  NOVEMBER 30,                    NOVEMBER 30,
                                                               2003             2002             2003             2002
                                                           ------------   --------------   --------------   --------------
 Reported net income.....................................  $ 3,376,000    $   2,896,000    $   2,704,000    $   2,523,000
 Pro forma compensation cost, net of income taxes.........     (45,000)        (365,000)        (583,000)      (1,228,000)
                                                           ------------   --------------   --------------   --------------
 Pro forma net income....................................  $ 3,331,000    $   2,531,000    $   2,121,000    $   1,295,000
                                                           ============   ==============   ==============   ==============
 Reported income per share - basic.......................  $      0.18    $        0.17    $        0.14    $        0.16
                                                           ============   ==============   ==============   ==============
 Reported income per share - diluted.....................  $      0.17    $        0.17    $        0.14    $        0.16
                                                           ============   ==============   ==============   ==============
 Pro forma income per share - basic and diluted..........  $      0.17    $        0.15    $        0.11    $        0.08
                                                           ============   ==============   ==============   ==============

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

         THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002

         Net sales for the third quarter of fiscal 2004 were $54.4 million compared to $44.5 million for the second quarter of fiscal 2003, an increase of 22.3%. The Simmons subsidiary, acquired on October 25, 2002, contributed approximately $9.7 million to third quarter fiscal 2004 sales compared to approximately $3.4 million in the prior year period. Sales at the Company's European subsidiary contributed approximately $2 million to the increase over last year with the balance coming from improved telescope sales in the U.S.

         Gross profit increased from $15.0 million (33.6% of net sales) for the third quarter of fiscal 2003 to $16.6 million (30.4 % of net sales) for the third quarter of fiscal 2004, an increase of 10.7%. The increase was due to increased sales over the prior year quarter. The decrease in gross margin (gross profit as a percent of net sales) was due to continuing pricing pressure on many of the Meade product lines, principally small and mid-range telescopes during the third quarter. Also negatively affecting gross margins was the approximately $8 million of the revenue increase over the prior year quarter attributable to the European and Simmons subsidiaries. These subsidiaries, as distribution companies, typically produce gross margins that are less than the historical gross margins at Meade.

         Selling expenses increased from $5.1 million (11.5% of net sales) for the third quarter of fiscal 2003 to $6.6 million (12.1% of net sales) for the third quarter of fiscal 2004. The increase was primarily attributed to selling expenses at Simmons. General and administrative expenses decreased from $3.6 million (8.2% of net sales) for the third quarter of fiscal 2003, to $3.3 million (6.0% of net sales) for the third quarter of fiscal 2004, a decrease of 10.2%. The majority of this decrease was due to lower consulting and professional fees (approximately $0.5 million less in the current quarter compared to the prior year quarter) which was partially offset by an increase in compensation costs.

         ESOP contribution expense was flat at $0.3 million (0.7% of net sales in the prior year compared to 0.6% of net sales in the current quarter). The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses decreased from $0.7 million (1.6% of net sales) for the third quarter of fiscal 2003 to $0.5 million (0.8% of net sales) for the third quarter of fiscal 2004, a decrease of 36.7%. This decrease was due to a reduction in engineering personnel and outside consulting costs principally in response to diminished demand for the Company's industrial optical products. The Company's research and development efforts are principally concentrated on product improvement and new product development for the Company's core consumer products market.

         Interest expense remained flat at approximately $0.3 million for each of the quarters presented. Increases in average borrowings over the prior year were offset by lower borrowing rates.

         NINE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2002

         Net sales for the nine months ended November 30, 2003 were $107.2 million compared to $88.6 million for the comparable prior year period, an increase of 21.0%. The increase in net sales over the prior year was due to sales of over $25 million at the Simmons subsidiary (acquired in October 2002), increases at Meade's European subsidiary of over $3 million and an approximately $3 million increase in sales of mid-priced and higher-priced telescopes in the U.S. Offsetting these increases was a reduction of approximately $4 million in net sales of the Company's lower-priced telescopes, primarily consisting of a model sold at a specialty mass merchant in the prior year that was not sold in the current year. Also offsetting the sales increases was a decrease of approximately $2 million in binocular sales, and approximately $2 million in accessory and other related product sales.

         Gross profit increased from $28.5 million (32.2% of net sales) for the nine months ended November 30, 2002 to $30.5 million (28.4% of net sales) for the comparable current year period, an increase of 6.7%. The increase was due to increased sales over the prior year period. The decrease in gross margin (gross profit as a percent of net sales) was due to continuing pricing pressure on many of the Meade product lines. Also negatively affecting gross margins was the revenue increase over the prior year attributable to the European and Simmons subsidiaries. These subsidiaries, as distribution companies, typically produce gross margins that are less than the historical gross margins at Meade.

         Selling expenses increased from $11.2 million (12.6% of net sales) for the nine months ended November 30, 2002 to $14.2 million (13.2% of net sales) for the comparable current year period, an increase of 26.6%. This increase was primarily due to selling expenses at Simmons (approximately $3.5 million for the nine month period) partially offset by a decrease in advertising expenses. During the prior year period, the Company spent approximately $1.0 million in television, radio and print advertising costs related to the introduction and promotion of CaptureView, the Company's binocular with an integrated digital camera that were not duplicated during the current year. Any future promotional expenses relating to CaptureView binoculars will be incurred as the products are sold into the market.

         General and administrative expenses decreased from $9.4 million (10.6% of net sales) for the nine months ended November 30, 2002 to $9.0 million (8.4% of net sales) for the comparable current year period, a decrease of 4.2%. Simmons general and administrative expenses for the nine month period were approximately $1.0 million. The prior year period included approximately $0.7 million incurred in connection with the Company's effort to acquire certain of the assets of Tasco and Celestron. Those acquisition costs did not recur in the current year period. The Company did not consummate the proposed acquisition of Tasco and Celestron assets. In addition to the $0.7 million previously discussed, consulting and professional fees were approximately $0.5 million less in the current period compared to the prior year period, partially offset by an increase in compensation costs.

         ESOP contribution expense decreased from $0.7 million (0.8% of net sales) for the nine months ended November 30, 2002 to $0.6 million (0.6% of net sales) for the comparable current year period, a decrease of 13.1%. The decrease in this non-cash charge was principally due to decreases in the average market price of the Company's stock allocated to the Employee Stock Ownership Plan during the period. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses decreased from $2.2 million (2.5% of net sales) for the nine months ended November 30, 2002 to $1.5 million (1.4% of net sales) for the comparable current year period, a decrease of 34.3%. This decrease was due to a reduction in engineering personnel and outside consulting costs principally in response to diminished demand for the Company's industrial optical products. The Company's research and development efforts are principally concentrated on product improvement and new product development for the Company's core consumer products market.

         Interest expense remained relatively flat at approximately $0.8 million for each of the periods presented. Increases in average borrowings over the prior year were offset by lower borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended November 30, 2003 the Company funded its operations with short-term bank borrowings. Internally generated cash flow from net income adjusted for non-cash charges was used by increases in accounts receivable and inventories, partially offset by an increase in accounts payable. Accounts receivable increased as expected with increased sales during the quarter. Inventories increased as expected to support a full cycle of sales at the Company's Simmons subsidiary. Accounts payable increased with the increase in inventories. Net working capital totaled approximately $55.7 million at November 30, 2003, compared to $50.1 million at February 28, 2003. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at November 30, 2003 was approximately $9.0 million. In the event the Company's plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

         Capital expenditures, including financed purchases of equipment, aggregated $0.3 million and $0.7 million for the nine months ended November 30, 2003 and 2002, respectively. The Company had no material capital expenditure commitments at November 30, 2003.

         The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products are generally covered by a one-year limited warranty. Many of the Simmons products have lifetime limited warranties. Changes in the warranty liability during the period ended November 30, 2003 follows.

Balance at February 28, 2003.............................       $    1,794,000
Warranty accrual.........................................              714,000
Labor and material usage.................................             (672,000)
                                                                ---------------
Balance at November 30, 2003.............................       $    1,836,000
                                                                ===============

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. The adoption of these statements did not have a material effect on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The application of this statement did not have an impact on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars, riflescopes, microscope and other optical products; the Company's ability to continue to develop and bring to market new and innovative products, including, without limitation the new line of CaptureView binoculars, at competitive prices; the Company's ability to integrate, develop and grow the Simmons business; the Company's ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

         o currency exchange rate fluctuations greater than the Company has experienced which could hinder the Company's ability to remain price competitive; and

         o increasing ESOP charges in the event the market price of the Company's stock increases.


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

         The Company has adopted a foreign currency hedging program that utilizes foreign currency forward contracts to hedge variable cash flows associated with recognized liabilities and to hedge exposure to changes in the fair value of unrecognized firm commitments. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The instruments that Meade uses for hedging are readily marketable traded forward contracts with financial institutions. Meade expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. During the nine months ended November 30, 2003, the Company entered into cash flow forward currency contracts with notional amounts aggregating $1.3 million. The fair value of these contracts at November 30, 2003 was ($22,000).

         Under the terms of the U.S. Credit Agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the nine months ended November 30, 2003 was a gain of $26,000 which is included in other comprehensive income for the nine months then ended.

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

    On September 9, 2003, the Company, Celestron and James Feltman agreed to pursue non-binding mediation of all outstanding litigation between the parties. As part of the mediation process, the parties agreed to stay all the litigation (including the discovery process) in the above four cases. The mediation is currently scheduled to take place in March 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         6(a) Exhibits filed with this Form 10-Q.

1.       Exhibit 10.54     First amendment to amended and restated credit agreement

2.       Exhibit 31.1      Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

3.       Exhibit 31.2      Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen

4.       Exhibit 32.1      Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

5.       Exhibit 32.2      Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen


         6(b) Reports on Form 8-K.

         The Company filed the following Report with the SEC

         1. Form 8-K, filed on September 18, 2003, covering a press release announcing the Company's financial results for the quarterly period ended August 31, 2003.

         2. Form 8-K, filed on September 30, 2003, covering a press release announcing the resignation of John C. Diebel from the Company's Board of Directors, effective October 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004
                                      MEADE INSTRUMENTS CORP.


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