Form 10-K
period 2004-02-29
MEADE INSTRUMENTS CORP
filed 2004-06-01
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2004

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

Common Stock, $0.01 Par Value Per Share

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of May 14, 2004, there were 19,988,857 outstanding shares of the Registrant’s common stock, par value $0.01 per share (“common stock”), which is the only class of common stock of the Registrant.

     As of August 31, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $3.23 per share as reported by Nasdaq, was approximately $35.6 million.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2).

Yes ☐  No ☒

Documents Incorporated by Reference

     Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2004, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

     Meade Instruments Corp. is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, spotting scopes, microscopes, night vision and other consumer optical products. Meade Instruments is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. Meade® is recognized throughout the world as the premier name in telescopes, telescope accessories and other innovative consumer optical products such as CaptureView™, a binocular with an integrated digital camera, and the recently introduced NightView™, a new compact night vision monocular that is built on an innovative and proprietary digital imaging technology. The Company’s Bresser® brand, active in the European market for nearly 30 years, is the consumer’s choice in binoculars and smaller-aperture telescopes throughout Europe. To expand its brand name offerings and extend its reach into the worldwide sporting goods marketplace, the Company acquired Simmons Outdoor Corp. (“Simmons”) in October 2002. Simmons, a highly-regarded and well-known designer and distributor of riflescopes and binoculars, offers complete binocular and riflescope product lines under the Simmons®, Weaver® and Redfield® brand names. The Simmons, Weaver and Redfield brand names have long histories in the sporting goods channel (the Redfield brand name is nearly 100 years old) with loyal customers and an image of high quality, reliability and superb value.

     The Company believes that its suite of brand names has uniquely positioned the Company in the consumer optics marketplace. Strong brand names, backed by the industry’s leading engineering team, allow the Company to bring to market what it believes to be the broadest, most technically advanced and highly respected line of consumer optical products available. The Company offers numerous different telescope, riflescope and binocular models as well as hundreds of accessory products for consumer telescope and sports optics buyers. The Company’s telescopes range in aperture from under 2 inches to 16 inches and in retail price from less than $100 to more than $15,000. The Company offers several families of riflescopes and binoculars under its various brand names at retail price points from about $10 to more than $500. Whether a consumer is a serious amateur astronomer, an avid naturalist or someone just looking for a good binocular, Meade Instruments offers a complete range of quality products to satisfy almost any desire the consumer optics buyer may have.

     Founded in 1972, Meade has a decades-long reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Although professional and institutional applications of Meade’s telescopes are not Meade’s primary market, the Company’s Schmidt-Cassegrain telescopes are used by many universities, scientific laboratories and aerospace companies throughout the world. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. The Company is a major supplier of consumer optics to such retailers as Discovery Channel Stores, Aldi (Germany), Wal-Mart, and Jerry’s Sport Center.

     Meade has consistently emphasized a business plan that is concentrated on new product development, supply chain management, effective targeted marketing and customer service. As an indication of its commitment to product development, the Company committed $2.0 million, $3.0 million and $2.2 million to research and development during fiscal 2004, 2003 and 2002, respectively, and has, over the last five fiscal years, committed $10.6 million in the aggregate to research and development. These research and development expenditures were centered on the development of technologically advanced telescopes, new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.

     The Company manufactures a complete line of advanced astronomical telescopes in Irvine, California, including the production of all of the advanced optical systems, which are critical components of telescopes. Many of the Company’s less-expensive telescopes and its binoculars and riflescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, the Philippines and Japan. The Company also assembles many of its small to midrange products into finished products in the Company’s wholly owned Mexican assembly plant (See Item 2. Properties).

     The Company complements its efforts in new product development with an aggressive marketing plan. The Company’s marketing plan includes print advertising in astronomy, outdoor and hunting related magazines and, at times, in general consumer magazines, as well as jointly developed advertising campaigns with many of the Company’s key retail partners, and point-of-sale marketing displays. In addition, Meade publishes comprehensive, full-color, high-quality product catalogs that provide significant product exposure for a broad range of consumers including the serious amateur astronomer, the avid birder, the weekend sports enthusiast or the hunter.

     On September 1, 1999 the Company acquired 100% of the equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively “Bresser”), for $5.0 million in cash and 201,830 shares of the Company’s common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. Bresser has provided the Company greater foreign distribution opportunities for the Company’s products. Moreover, Bresser’s significant presence in the binocular and low-priced telescope market in Europe has strengthened the Company’s penetration into these markets. In January 2000, the Company also purchased what was formerly its German distributor for approximately $1.1 million cash.

     On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. for $20.8 million cash ($16.0 million was paid at close; the balance was paid in December, 2002). Simmons, a designer and distributor of riflescopes, binoculars and other consumer sports optics, offers products under the Simmons, Weaver and Redfield brand names. To fund a portion of the purchase price, the Company sold 3,292,000 shares of its common stock in a private placement for net cash proceeds of $7.3 million. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit.

     In the United States and Canada, the Company distributes its products through a network of more than 600 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 11,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. Revenues from customers outside North America were $36.3 million for the fiscal year ended February 29, 2004, and accounted for approximately 26% of the Company’s net sales for the fiscal year ended February 29, 2004 (See Note 8 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company’s domestic and international distribution networks.

     During fiscal 2002, the Company began to pursue industrial applications for its technologies and its product development and manufacturing capabilities. To that end, the Company announced several relationships with companies involved in free-space optics communication technologies and digital imaging applications in the scientific research and medical diagnostic equipment markets. Many of those companies have since ceased doing business. Meade’s principal source of revenue in the industrial marketplace is the sale of digital CCD imagers used in a life sciences research system manufactured and sold by the Eastman Kodak Company’s Scientific Imaging Systems group (based in Rochester, NY and New Haven, CT). However, sales to Eastman Kodak amounted to less than 1% of net sales for the year ended February 29, 2004. The Company does not believe sales of products into industrial markets will contribute meaningfully to top-line sales or profitability for the foreseeable future.

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

     The binocular market is typically characterized less by technological developments than by styling, features and price. However, the Company believes its introduction of the CaptureView binocular with an integrated digital camera demonstrates that innovation can drive binocular sales as well. Among the first to market with the concept of an integrated binocular/digital camera, Meade’s CaptureView series offers a superior quality product at an attractive retail price (ranging from about $79 to $199 at most retail outlets in the U.S.). The principal features considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image — either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binocular’s field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under $10 to several thousand dollars. The Company’s binoculars, offered under the Meade, Bresser, Simmons, Weaver and Redfield brand names, as well as various private label names, generally sell for between $10 and $400 at retail.

     The riflescope (and pistol scope) market demands a product that is rugged, absolutely waterproof and unerringly accurate. Like the binocular and telescope markets, features, styling and price are prime motivators in the riflescope market. Brand reputation is also a critical element in the riflescope consumer’s buying decision. The principal features considered by rifle and pistol scope buyers include: (1) light gathering ability and light transmission which are principally dependent on the diameter of the objective lens and the effectiveness of the anti-reflective coatings applied to the various lens surfaces in the scope, (2) waterproof/fogproof/shockproof integrity and durability of construction, (3) eye relief, which measures the distance from the shooter’s eye to the surface of the ocular lens, (4) ease of adjustment for windage and elevation, and (5) magnification – riflescopes typically offer variable magnification but come in fixed magnifications as well. Rifle and pistol scopes are sized by the diameter of the objective lens, which typically ranges from 20mm to 50mm, and are priced from under $30 to nearly $2,000 at retail. The Company’s rifle and pistol scopes, offered under the Simmons, Weaver and Redfield brand names, generally sell for between $30 and $600 at retail.

     Meade Instruments Corp. believes that it is uniquely positioned in the marketplace to capitalize on its strong family of brand names, its research and development resources, its history of innovation and its manufacturing capabilities, to bring new and innovative products to the consumer and sports optics markets.

Competitive Strengths

     The Company believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, riflescopes, spotting scopes, microscopes, night vision and other consumer optical related products. These benefits include its ability to offer its customers one of the most innovative, broadest product lines available, embodying both high quality and value. The Company attributes its success to the following competitive strengths:

     New Products/Research and Development. The Company places a primary emphasis on product innovation and quality through its research and development efforts. The Company employs an in-house engineering staff that develops new products for the broad spectrum of markets the Company sells into as well as technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its senior-level engineering management team are among the most experienced in the consumer optics industry. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the consumer optics industry’s most technically advanced, easy to use, consumer optical products. During fiscal 2004, the Company established an engineering office in mainland China. The Chinese office is staffed with engineers that work under the supervision of the Company’s domestic engineering team. The Company believes that this facility’s proximity to the Company’s Asian suppliers will allow more efficient coordination between the Company and its Asian suppliers as well as improve the overall efficiency of the Company’s design process.

     Broad Line of Products. The Company has pursued a strategy in which it uses the advancements in microprocessor technology to build on its existing know-how in advanced telescope design and operation to bring computer technology and features to consumer optical products at lower and lower price points. Through its acquisitions of Bresser in 1999, and Simmons in 2002, the Company has expanded its product lines to include a wide variety of binoculars and telescopes under the Bresser brand name (a well-known and respected brand in Germany and throughout Europe) and complete lines of riflescopes, pistol scopes and binoculars under the Simmons, Weaver and Redfield brand names. As a result, the Company offers numerous different telescope, riflescope, spotting scopes and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer telescope and sports optics buyers. The Company’s telescopes range in aperture from under 2 to 16 inches and in retail price from less than $100 to more than $15,000. The Company offers several families of riflescopes and binoculars under its several brand names at retail price points from about $10 to more than $500. During fiscal 2004, Meade and Weaver introduced a new compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Whether a consumer is a serious amateur astronomer, an avid hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy almost any desire the consumer optics buyer may have.

     Optical Systems Expertise. Meade has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics on-site in Irvine, California. Meade employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the more advanced consumer telescope market. Meade uses its optical engineering expertise to ensure that the optics in its foreign-sourced products meet the strictest of standards.

     Quality Control. Meade’s manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Certain of the Company’s less expensive and mid-range telescope models and accessories are assembled at the Company’s assembly plant located in Tijuana, Mexico. The Company manufactures the majority of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while many of the Company’s less-expensive telescopes, and its binoculars and riflescopes are produced for the Company by manufacturers located in the Far East, principally mainland China, Taiwan, Japan, Korea and the Philippines. Meade regularly sends product and design engineers to the Far East to monitor the manufacturing processes at the various plants that produce its products. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     Broad Distribution Network. The Company’s sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade expanded its distribution network with the acquisition of Simmons. Simmons distributes its products, inside and outside the U.S., principally through mass merchandisers and distributors in the sporting goods marketplace. Meade did not have significant presence in the sporting goods marketplace prior to the acquisition of Simmons. The Company has its own on-site graphic arts departments to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes, binoculars and riflescopes to such retailers as Discovery Channel Store, Aldi (Germany), Wal-Mart, Sam’s Club, Dick’s Sporting Goods and Jerry’s Sport Center. Meade Europe also has continued to expand the Company’s international presence.

     Superior Customer Service. Meade believes that its high levels of customer service and technical support are important factors that differentiate it from its competitors. In an effort to provide each of the Company’s customers with post-sale service and to relieve them of the burden of such service, Meade has established multiple dedicated toll-free telephone numbers so that its customers and end users can call the Company’s support personnel with any questions relating to its products. In addition to giving its customers personal attention, the Company believes that providing this toll-free assistance also reduces product returns by better educating first-time users about the operation of its products.

Products

     Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses and the Company’s recently introduced CaptureView binocular with an integrated digital camera. The Company’s product offerings also include a complete line of riflescopes from the lower-to-moderate priced Simmons and Redfield lines to the higher priced precision scopes in the Weaver line. During fiscal 2004, Meade and Weaver introduced a new compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade’s products are described in greater detail below:

     Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate an optical system that provides high-quality resolution, contrast and light transmission. The LX series offers the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90, to the state-of-the-art LX200GPS line. The LX200GPS telescopes, available in 7, 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200GPS telescopes feature a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LXD75 series. The LXD75 series offers the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. The advanced astronomical telescopes collectively represented approximately 2% of telescope units shipped and approximately 17% of the Company’s net sales for the fiscal year ended February 29, 2004.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 60mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 70mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brought to the general consumer for prices starting at a few hundred dollars, features that had previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. These telescope models comprise the lower-price end of the Company’s telescope product line. Sales of entry-level telescopes comprised approximately 98% of the Company’s telescope units shipped and approximately 35% of the Company’s net sales for the fiscal year ended February 29, 2004.

     Binoculars. The Company expanded its market presence in binoculars with the acquisition of Simmons in 2002 and Bresser in 1999. The Simmons brands are widely recognized in the sports optics marketplace as quality products at competitive prices. The Bresser name is equally well recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Sales of Bresser branded binoculars accounted for over one third of Meade Europe’s sales during fiscal 2004. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network under the Meade brand name. The Company’s CaptureView line of binoculars with integrated digital cameras are sold under the Meade and Simmons brand names. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales, comprising over one million units in fiscal 2004, represented approximately 21% of the Company’s net sales for the fiscal year ended February 29, 2004.

     Rifle and pistol scopes. The Company expanded its product offerings to include riflescopes and pistol scopes with the acquisition of Simmons in October 2002. Simmons sells riflescopes under the Simmons, Weaver and Redfield brand names. Riflescope sales accounted for most of the Company’s sales attributed to Simmons during fiscal 2004. The riflescopes sold by the Company are purchased from manufacturers outside the United States. Riflescopes represented approximately 18% of the Company’s net sales for the fiscal year ended February 29, 2004.

     Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and celestial observation software for telescopes to bore sighters for riflescopes. Approximately 250 telescope accessory products are currently available from the Company. Sales of accessories represented approximately 6% of the Company’s net sales for the fiscal year ended February 29, 2004. Other miscellaneous products such as industrial optical and digital imaging products, microscopes and other consumer optical products accounted for approximately 3% of the Company’s net sales for fiscal 2004.

Intellectual Property

     Whenever possible, the Company seeks to obtain intellectual property protection for the products it designs, develops, manufactures and sells. The Company also takes steps to protect its intellectual property, including, without limitation, the initiation of formal legal proceedings (see Item 3. Legal Proceedings). The Company’s intellectual property includes, among other things, various utility and design patents, and numerous trademarks relating to the Company’s products. The Company intends to seek the benefit of its intellectual property for so long as applicable law provides.

Sales and Marketing

     The Company’s products are sold through a domestic network of mail order dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company’s products are sold through its wholly owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company’s high-end telescopes are generally sold through mail order dealers or single and multiple-location specialty retailers. Meade’s less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company’s binoculars and riflescopes are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are the following retail outlets, mass merchandisers and foreign distributors: Discovery Channel Stores, Wal-Mart, Aldi (Germany), MIC International Corp. (Japan), Sam’s Club, Dick’s Sporting Goods and Jerry’s Sport Center. For additional information about geographic areas, see Note 8 of Notes to Consolidated Financial Statements.

     The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs approximately forty-two persons in sales and customer service positions in the U.S. and Europe, all of whom have significant industry experience. The Company’s internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes, binoculars and riflescopes. The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

     The Company’s telescope products are regularly advertised in most major domestic and international telescope and astronomy-related magazines and periodicals with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. Innovation and quality is also the theme in the Simmons advertising and marketing programs. The Simmons brands are regularly advertised in several of the most widely circulated hunting and outdoors consumer magazines. The Company also focuses advertising dollars on point-of-sale promotions and displays in partnership with its retail customers to jointly market the Company’s products to the end consumer.

     Throughout fiscal 2004, the Company sold its products to mail order dealers, to distributors and to more than 600 specialty retailers and mass merchandisers that offer Meade’s products in more than 11,000 retail store outlets. During the fiscal years 2004, 2003 and 2002, Wal-Mart (including Sam’s Club), accounted for approximately 11%, 15%, and 13% of the Company’s net sales, respectively. During the fiscal years 2003 and 2002, Discovery Channel Store accounted for approximately 11% of the Company’s net sales, respectively. The Company’s ten largest customers, in the aggregate, accounted for approximately 34% of the Company’s net sales in fiscal 2004. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality).

Operations

     Materials and Supplies. The Company purchases high grade optical glass for its higher-end telescopes in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company’s domestically manufactured telescopes are individually polished and hand-figured by master opticians to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company’s products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.

     Polishing and Hand Figuring. After a Schmidt-Cassegrain, Maksutov-Cassegrain, ED-refractor or Schmidt-Newtonian glass surface is fine ground, the telescope mirror or lens is polished for up to 16 hours to obtain full transmission or reflectivity. It is at this point that the Company’s opticians perform the final lens or mirror shaping (a process called figuring).

     Optical Testing. As each of Meade’s ED-refractors, Maksutov-Cassegrain optical sets, Schmidt-Cassegrain optical sets, or parabolic Newtonian primary telescope mirrors progress through the grinding, polishing and hand-figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction.

     Optical Alignment and Centration. Finished, individually-matched Maksutov-Cassegrain and Schmidt-Cassegrain optical sets and matched ED-refractor doublet objective lenses are sent to the optical alignment and centration department, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. With optimal orientation fixed, each optics set is placed into machined housings of an optical tube or collimation lens cell. The optical system is once again tested and only after passing this final test is a telescope’s optical tube system ready to be used.

     The Company works closely with factories in the Far East to develop proprietary product designs. In an effort to mitigate the risks associated with reliance on any one supplier, Meade maintains relationships with several suppliers in the Far East. Most of such suppliers are located in mainland China. Many of the Company’s products purchased during fiscal 2004 were supplied by these Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. Meade regularly sends product and design engineers to such suppliers to monitor the manufacturing processes at the various plants that produce its products and accessories. Meade also regularly commits at least one of its United States-based quality control engineers to the Far East.

     In fiscal year 2000 the Company began an assembly operation in a 26,000 sq. ft. building located in Tijuana, Mexico (the “Mexico Facility”). In December 1999, the Mexico Facility was expanded to approximately 50,000 sq. ft. At February 29, 2004, this facility employed approximately 250 people engaged in the assembly of several products including less-expensive and mid-range telescopes, electronic sub-assemblies, and accessory products.

Competition

     The consumer optics market is highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with Celestron Acquisition LLC (“Celestron”), and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

     The binocular and riflescope markets are generally more competitive than the telescope market with a greater number of competitors at each price point. In the binocular market, the Company competes primarily with Bushnell, Nikon Inc., Canon Inc., Minolta Camera, Co., Ltd., Pentax Corporation and various smaller manufacturers and resellers. In the riflescope market, the Company competes primarily with Bushnell, Leupold & Stevens, Inc., BSA Optics, Inc., Barska Optics, Burris Company and Kahles GmbH. Many of these competitors in the binocular and riflescope market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

Employees

     As of February 29, 2004, Meade had approximately 680 full-time employees. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico Facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company’s growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade’s common stock.

Executive Officers of the Registrant

     See Item 10. Directors and Executive Officers of the Registrant contained herein.

Item 2. Properties

     During fiscal 2004, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility and a 42,000 square foot warehouse, both of which are located in Irvine, California. The manufacturing, distribution and corporate facility lease expires in 2007. The warehouse lease expired in March 2003 and the Company vacated the premises as of April 1, 2003. Simmons leases a 96,000 square foot distribution facility in Thomasville, Georgia that includes 6,000 square feet of office space. The Simmons lease expires in December 2007. The Company leases

45,000 square feet of warehouse space in Meridian, Mississippi on a month-to-month basis. The Company also leases a 50,000 square foot assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2004 with three, five-year options. The Company owns a 30,000 square foot office and distribution facility located in Borken, Germany. The Company also leases a 1,200 square foot office space, in Graefelfing, Germany with a cancellation notice period of 6 months to the end of any calendar year. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.

Item 3. Legal Proceedings

     On October 17, 2001, the Company filed suit (“the ‘376 lawsuit”) against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron 1”), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleges that Tasco and Celestron 1 willfully infringed Meade’s Patent No. 6,304,376, entitled “Fully Automated Telescope System With Distributed Intelligence” (the “’376 Patent”). In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco and Celestron 1 from continuing to manufacture or sell products that infringe Meade’s patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint in which they denied the Company’s allegations and set forth various affirmative defenses. On or around November 19, 2001, the defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the Company’s patent, for declaratory judgment that the Company’s patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron 1 design patent, U.S. Patent No. D438,221 (the “’221 Patent”), and Celestron 1’s trade dress. The counterclaim further alleges that the Company has willfully infringed the’221 Patent and seeks an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. However, this design-patent counterclaim was later dismissed with prejudice as to Meade products on sale up to that time.

     On June 4, 2002, the Company filed suit (“the ‘799 lawsuit”) against Celestron 1, Tasco and other related or affiliated parties charging the defendants with patent infringement. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleges that the defendants willfully infringed Meade’s Patent No. 6,392,799, entitled “Fully Automated Telescope System With Distributed Intelligence” (the “‘799 Patent”). The ‘799 Patent covers the Company’s “level the telescope and point it North” alignment technology (the “Telescope Alignment Technology”), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit seeks to enjoin Tasco, Celestron 1, and the other defendants from continuing to manufacture or sell products that infringe Meade’s telescope alignment patent.

     On June 7, 2002, the Company filed suit (the ‘942 lawsuit) against Celestron 1, Tasco and other related or affiliated parties, charging the defendants with correction of patent inventorship, false and misleading representations in violation of the Lanham Act, unfair competition and fraudulent business practices. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 02-558 (GLT)), alleges that the defendants misappropriated the Company’s Telescope Alignment Technology and subsequently conspired to obtain United States Patent No. 6,369,942, entitled “Auto-alignment tracking telescope mount” (the “‘942 Patent”), by fraudulently representing themselves as the inventors and owners of the Telescope Alignment Technology. In addition to other remedies, the suit seeks to establish that Meade invented the Telescope Alignment Technology and that equitable and legal title to the ‘942 Patent should be vested in the Company

     Celestron 1 and Tasco, in May 2002, transferred certain of their assets in an assignment for the benefit of creditors proceeding to James Feltman, an assignee. Assignee James Feltman subsequently sold the assets on or around June 24, 2002 to a new Celestron entity, Celestron Acquisition LLC (“Celestron 2”). Celestron 2 has appeared as a defendant and counterclaimant in the above-referenced lawsuits. James Feltman is also a named defendant in the ‘799 lawsuit, but not the ‘376 and ‘942 lawsuits.

     On November 21, 2002, Celestron 2 filed an action alleging that Meade products infringe United States Patent No. 6,467,738 entitled “Tripod Structure for Telescopes” (the “‘738 Patent”). The complaint seeks injunctive relief, compensatory and treble damages in an unspecified amount, and attorneys’ fees and costs. Meade has filed an answer denying all claims in Celestron 2’s complaint.

     On September 9, 2003, the Company, Celestron 2, and James Feltman agreed to pursue non-binding mediation of all pending litigation between the parties. As part of the mediation process, the parties agreed to stay all pending litigation (including the discovery process) in the above four cases. This mediation took place on May 10, 2004. Pursuant to a binding settlement agreement signed by the parties at the mediation, a settlement was reached as to all pending litigation among the parties on the terms of one of two settlement alternatives. In the event the conditions of the first settlement alternative (the “First Alternative”) are not satisfied on or before August 15, 2004, the pending litigation will be considered settled on the terms of the second settlement alternative (the “Second Alternative”). Pursuant to the terms of the First Alternative, in exchange for cash payments to be made by Meade, Meade will acquire the exclusive rights to Celestron’s computerized telescope technology. Consummation of the First Alternative is subject to the satisfaction of certain conditions, including approval of the United States Federal Trade Commission and Meade obtaining approval of its board of directors. If the First Alternative is not consummated, the Second Alternative will be effective. Pursuant to the terms of the Second Alternative, Meade grants a license to Celestron under which Celestron will pay Meade a royalty on any products sold by Celestron that includes or uses any “level the telescope and point it North” or similar telescope alignment technology until the expiration of the last patent licensed by Meade to Celestron. Regardless of which settlement alternative is consummated: (i) Celestron agrees that Meade’s ‘376 and ‘799 patents are valid and enforceable (such patents relate to Meade’s distributed intelligence and level the telescope and point it North technology); (ii) Meade agrees that Celestron’s ‘221 and ‘738 patents are valid and enforceable (such patents relate to the design of certain of Celestron’s telescope tripods and mounts and were the patents alleged by Celestron to have been infringed by Meade in its counterclaims); (iii) Celestron grants Meade paid-up, royalty free licenses for the rights to use the designs covered by Celestron’s ‘221 and ‘738 patents; (iv) Celestron will stipulate to correction of inventorship of its ‘942 patent and will transfer ownership of such patent to Meade; and (v) the parties will promptly dismiss with prejudice all claims and counterclaims in the pending litigation between them, including claims for past damages.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is listed on the Nasdaq National Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 29, 2004 and February 28, 2003, respectively, were:

Year Ended February 29, 2004:	High	Low	Year Ended February 28, 2003:	High	Low
Fourth quarter	$4.30	$3.19	Fourth quarter	$3.75	$2.75
Third quarter	$4.76	$3.15	Third quarter	$4.75	$2.56
Second quarter	$3.59	$2.71	Second quarter	$5.87	$3.00
First quarter	$3.30	$2.31	First quarter	$6.01	$2.25

     The reported closing sales price of the Company’s common stock on the Nasdaq National Market on May 14, 2004 was $3.25. As of May 14, 2004, there were 189 holders of record of the Company’s common stock.

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

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following data have been derived from the Company’s audited consolidated financial statements, including the consolidated balance sheets at February 29, 2004 and February 28, 2003 and the consolidated statements of operations for the three years ended February 29, 2004 and the notes thereto appearing elsewhere herein.

	Year Ended February 28/29,
	2004	2003	2002	2001	2000
	(In thousands of dollars, except per share amounts)
Income Statement Data:
Net sales	$138,281	$110,817	$94,718	$123,000	$126,808
Cost of sales	99,380	76,923	70,108	82,809	75,780

Gross profit	38,901	33,894	24,610	40,191	51,028
Selling expenses	18,106	14,248	12,920	21,782	15,471
General and administrative expenses	12,671	12,628	9,098	8,439	10,355
ESOP contribution expense	859	905	1,367	2,997	1,861
Research and development expenses	2,038	3,008	2,167	2,062	1,361

Operating income (loss)	5,227	3,105	(942)	4,911	21,980
Interest expense	1,046	1,137	1,345	2,036	977

Income (loss) before income taxes	4,181	1,968	(2,287)	2,875	21,003
Income tax provision (benefit)	1,729	830	(845)	1,589	9,048

Net income (loss)	2,452	1,138	(1,442)	1,286	11,955

Per share information:
Net income (loss) — basic	$0.13	$0.07	$(0.10)	$0.09	$0.85

Net income (loss) — diluted	$0.13	$0.07	$(0.10)	$0.08	$0.80

Weighted average common shares outstanding — basic	18,983	16,410	15,100	14,700	14,112

Weighted average common shares outstanding — diluted	19,174	16,624	15,100	15,600	14,944

Balance Sheet Data:
Working capital	$57,523	$51,275	$41,802	$38,867	$36,553
Total assets	88,562	84,995	64,823	76,466	64,091
Total current liabilities	20,901	21,403	12,224	25,944	16,485
Long-term debt, net of current portion	1,729	2,139	2,463	—	4,500
Stockholders’ equity	64,878	60,255	50,108	50,351	42,665

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

Critical Accounting Policies and Estimates

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

Product warranties

     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Year Ended February 28/29 ,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.9	69.4	74.0

Gross profit	28.1	30.6	26.0
Operating expenses:
Selling expenses	13.1	12.9	13.7
General and administrative expenses	9.2	11.4	9.6
ESOP contribution expense	0.6	0.8	1.4
Research and development expenses	1.5	2.7	2.3

Total operating expenses	24.4	27.8	27.0

Income (loss) from operations	3.7	2.8	(1.0)
Interest expense	0.7	1.0	1.4

Income (loss) before income taxes	3.0	1.8	(2.4)
Provision (benefit) for income taxes	1.2	0.8	(0.9)

Net income (loss)	1.8	1.0	(1.5)

Fiscal 2004 Compared to Fiscal 2003

     Net sales increased from $110.8 million in fiscal 2003 to $138.3 million in fiscal 2004, an increase of 24.8%. The increase over the prior year is principally due to the inclusion of a full year of net sales at Simmons. The Company acquired Simmons in October 2002. Simmons sales included in net sales for the fiscal years ended 2004 and 2003 were approximately $32 million and $10 million, respectively. Sales of the Company’s mid-priced and higher-priced telescopes increased over the prior year by approximately $7 million, due in part, management believes, to increased demand fostered by the Mars opposition that occurred during the summer months of calendar 2003 (Mars passed notably close to earth during 2003). Partially offsetting those increases were decreases in sales of digital camera/binoculars and accessories.

     Gross profit increased from $33.9 million (30.6% of net sales) in fiscal 2003 to $38.9 million (28.1% of net sales) in fiscal 2004, an increase of 14.8%. The increase in gross profit was due to higher sales volume during fiscal 2004. Contributing to the decrease in gross profit as a percent of net sales were increased sales of riflescopes and binoculars, products that typically carry margins that are lower than historical Company-wide margins. Meade branded products continued to experience pricing pressure, which also contributed to the lower gross margins.

     Selling expenses increased from $14.2 million (12.9% of net sales) in fiscal 2003 to $18.1 million (13.9% of net sales) in fiscal 2004, an increase of 27.1%. This increase was due, principally, to the inclusion of a full year of selling expenses at Simmons. The increase in selling expenses over the prior year attributable to Simmons was approximately $4 million.

     General and administrative expenses remained relatively flat at $12.6 million (11.4% of net sales) in fiscal 2003 and $12.7 million (9.2% of net sales) in fiscal 2004. The full year Simmons general and administrative expenses increased by approximately $1 million over the prior year. Also increasing by approximately $1 million over the prior year were compensation expenses offset by decreases in professional and consulting fees.

     ESOP contribution expense for the fiscal years ended 2003 and 2004 remained flat at $0.9 million (0.8% and 0.6% of net sales, respectively). The ESOP expense remained relatively flat because the number of shares allocated to the plan for fiscal 2004 was unchanged from 2003 and the average market price of the stock over the fiscal 2004 year was little changed from the prior year. Changes in this non-cash charge are due to changes in the average market price of the Company’s stock and in the number of shares allocated to the Employee Stock Ownership Plan during the year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and/or the market value of the Company’s common stock changes.

     Research and development expenses decreased from $3.0 million (2.7% of net sales) in fiscal 2003 to $2.0 million (1.5% of net sales) in fiscal 2004, a decrease of 32.2%. This decrease was due to a reduction in engineering personnel and outside consulting costs principally in response to diminished demand for the Company’s industrial optical products. The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market.

     Interest expense for the fiscal years ended 2003 and 2004 remained flat at approximately $1.1 million (1.0% and 0.8% of net sales, respectively). Average borrowing rates and average outstanding borrowing remained relatively unchanged during fiscal 2004.

Fiscal 2003 Compared to Fiscal 2002

     Net sales increased from $94.7 million in fiscal 2002 to $110.8 million in fiscal 2003, an increase of 17.0%. Sales of the Company’s binoculars, including the digital camera/binocular, and sales of the Company’s telescope products for the more serious amateur astronomer accounted for increases of approximately $16 million and $9 million, respectively, over net sales in the prior year. Also included in net sales for the year ended February 28, 2003 was approximately $10 million from Simmons. Partially offsetting those increases was a decrease in sales of smaller-aperture, less-expensive telescopes.

     Gross profit increased from $24.6 million (26.0% of net sales) in fiscal 2002 to $33.9 million (30.6% of net sales) in fiscal 2003, an increase of 37.7%. The increase in gross profit as a percent of net sales was due to a change in product sales mix and covering fixed costs with higher volume. Sales from Simmons contributed approximately $1.7 million to gross profit. Gross margin on Simmons sales was below the consolidated Company gross margin for the year due, in part, to sales of close-out inventory on hand at the date of the acquisition.

     Selling expenses increased from $12.9 million (13.7% of net sales) in fiscal 2002 to $14.2 million (12.9% of net sales) in fiscal 2003, an increase of 10.3%. This increase was due, in part, to an increase of approximately $1.8 in advertising and marketing expenses with a significant portion of that increase related to television, radio and print advertising associated with the introduction of the Company’s digital camera/binocular. Selling expenses also include approximately $0.6 million associated with Simmons. These increases were partially offset by a decrease in the Company’s provision for bad debts during the year.

     General and administrative expenses increased from $9.1 million (9.6% of net sales) in fiscal 2002 to $12.6 million (11.4% of net sales) in fiscal 2003, an increase of 38.8%. This increase was due, in part, to an over $2.5 million increase in legal, professional and consulting fees with a significant portion of that increase incurred in connection with the ongoing Tasco and Celestron patent infringement litigation and with the Company’s effort to acquire certain of the assets of Tasco and Celestron. The Company did not consummate such proposed acquisition. Also contributing to the increase over the prior year was approximately $0.5 million in general and administrative expenses from Simmons and an increase of approximately $0.5 million in salaries, wages and bonuses over the prior year.

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

Seasonality

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

Liquidity and Capital Resources

     As of February 29, 2004, the Company had $7.8 million in cash. The Company funded its operations during the fiscal year with internally generated cash flow. Operating cash flows were generated principally by net income, positive adjustments to net income for depreciation, amortization, bad debt and ESOP charges, and net positive cash flows from changes in its balance sheet accounts, principally from an increase in income taxes payable. For the year, cash flows from operations totaled approximately $9.1 million. Continuing its effort to manage its inventories, the Company achieved inventory turns of approximately 2.5 times in fiscal 2004 compared to just under 2.5 times in fiscal 2003 (excluding the effects of the Simmons acquisition). Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”). The amendment principally involved increasing the revolving credit facility and incorporating the Simmons acquisition into the credit agreement. The amended agreement provided the Company with a $35.6 million credit facility consisting of a $34.0 million revolving credit line (the “U.S. revolving loan”) and a $1.6 million term loan (the “U.S. term loan”).

     Amounts outstanding on the U.S. revolving loan and U.S. term loan at February 29, 2004 were approximately $5.0 million and $1.1 million, respectively. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 29, 2004 was approximately $12.0 million. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (4.25% at February 29, 2004). Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the year ended February 29, 2004 was an unrealized gain of $32,000 which is included in other comprehensive income for the year ended February 29, 2004.

     In July 2003, the Company’s German subsidiary renegotiated its agreement with a bank to provide up to approximately $4.8 million in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2004. The German subsidiary also has an agreement with the bank that provides a term loan expiring June 2006 collateralized by land and buildings owned by the German subsidiary (collectively, the “European Loans”). The European Loans are guaranteed by the U.S. parent company up to approximately $3.3 million at February 29, 2004. The guarantee expires the earlier of the termination of the bank agreement or July 31, 2008. Outstanding amounts on the revolving loan and the term loan in Europe at February 29, 2004 were approximately $13,000 and $1.2 million, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (7.75% and 6.0%, respectively at February 28, 2003).

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

     Capital expenditures, including financed purchases of equipment, aggregated $0.6 million, $0.7 million and $0.7 million for the fiscal years ended February 29, 2004, and February 28, 2003 and 2002, respectively.

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

     The following table summarizes the Company’s contractual obligations as of February 29, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments due by period:
		Up to			After
Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$2,309,000	$580,000	$1,729,000	$—	$—
Non-cancelable operating leases	7,215,000	1,722,000	3,476,000	1,561,000	456,000

Total contractual cash obligations	$9,524,000	$2,302,000	$5,205,000	$1,561,000	$456,000

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

New Accounting Pronouncements

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. The adoption of these statements did not have a material effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

Forward-Looking Information

     The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company’s ability to integrate, develop and grow the Simmons business; the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company’s ability to recognize any benefits from its engineering office in China; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in the areas of free-space optics and digital imaging; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company conducts business in a number of foreign countries and is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in the Euro. Business activities in various currencies expose the Company to the risk that the eventual net United States dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. In prior years foreign currency fluctuations have not had a material impact on Meade’s revenues or results of operations. There can be no assurance that European or other currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

     The Company has adopted a hedging program to manage its foreign currency exchange rate and interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks.

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended February 29, 2004 was an unrealized gain of $32,000 which is included in other comprehensive income for the year ended February 29, 2004.

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

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table (in thousands of dollars, except per share amounts) presents unaudited financial results for each of the eight quarters in the period ended February 29, 2004. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fiscal 2004				Fiscal 2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$24,491	$28,284	$54,448	$31,058	$20,053	$24,035	$44,519	$22,210
Gross profit	5,733	8,161	16,556	8,451	6,187	7,382	14,961	5,364
Operating income (loss)	(966)	297	5,905	(9)	(595)	452	5,176	(1,928)
Net income (loss)	(712)	40	3,376	(252)	(507)	134	2,896	(1,385)
Net income (loss) per share - basic	(0.04)	0.00	0.18	(0.01)	(0.03)	(0.04)	0.17	(0.07)
Net income (loss) per share - diluted	(0.04)	0.00	0.17	(0.01)	(0.03)	(0.04)	0.17	(0.07)

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability. See “Item 1, Business — Operations — Materials and Supplies.”

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

          As of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

          The Company’s chief executive officer and chief financial officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

          No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 14, 2004:

Name	Age	Position
Steven G. Murdock	52	Chief Executive Officer, President, Secretary, Director
Brent W. Christensen	45	Senior Vice President — Finance and Chief Financial Officer
Mark D. Peterson	42	Senior Vice President and General Counsel
Robert L. Davis	37	Senior Vice President — Corporate Development

     Steven G. Murdock has been the Company’s President, Chief Executive Officer and Secretary since June 1, 2003 and a director of the Company since April 1996. Mr. Murdock was the Company’s President and Chief Operating Officer from October 1990 to May 31, 2003 and the Company’s Secretary since April 1996. From May 1980 to October 1990, Mr. Murdock was the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge.

     Brent W. Christensen has been the Company’s Senior Vice President — Finance and Chief Financial Officer since March 2002. Mr. Christensen was the Company’s Vice President — Finance from June 1995 and Chief Financial Officer from April 1996. From August 1993 to June 1995, he worked as the Company’s controller. Mr. Christensen is a Certified Public Accountant, and from January 1985 to August 1993, he worked as an audit manager with Ernst & Young LLP. Mr. Christensen received a BA degree in business administration from California State University at Fullerton.

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

     Robert L. Davis has been the Company’s Senior Vice President — Corporate Development since March 2003. Mr. Davis was the Company’s Senior Vice President and Assistant General Counsel from March 2002 to February 2003. Mr. Davis was the Company’s Vice President and Assistant General Counsel from December 1999 to February 2002. From September 1996 to December 1999, Mr. Davis was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

Item 11. Executive Compensation

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Equity Compensation Plan Information

     The following table provides information as of February 29, 2004 with respect to shares of Meade common stock that may be issued under the Company’s various equity compensation plans.

	A	B	C
Number of
Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued upon		(Excluding
	Exercise of	Weighted Average	Securities
	Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	A)
Equity compensation plans approved by Shareholders	3,436,181	$4.54	1,346,073
Equity compensation plans not approved by shareholders	310,000	25.87	0

Total	3,746,181	$6.31	1,346,073

Item 13. Certain Relationships and Related Transactions

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	The following documents are filed as part of this report:

Page
Number
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at February 29, 2004 and February 28, 2003	F-2
Consolidated Statements of Operations for each of the three years in the period ended February 29, 2004	F-3
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended February 29, 2004	F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended February 29, 2004	F-5
Notes to Consolidated Financial Statements	F-6
2. Financial Statement Schedules:
For each of the three years in the period ended February 29, 2004 — II — Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted
3. Exhibits included or incorporated herein: See Exhibit Index

(b)	Reports on Form 8-K.

     The Company filed the following Reports with the SEC:

1.	Form 8-K, filed on January 15, 2004, furnishing a press release announcing the Company’s financial results for the quarterly period ended November 30, 2003.

2.	Form 8-K, filed on February 18, 2004, covering a press release announcing the Company’s participation in an investors conference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meade Instruments Corp.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 23, present fairly, in all material respects, the financial position of Meade Instruments Corp. and its subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page 23, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     A discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on March 1, 2002 and as a result changed its method of accounting for goodwill.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
May 21, 2004

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2004	2003
ASSETS
Current assets:
Cash	$7,806,000	$2,445,000
Accounts receivable, less allowance for doubtful accounts of $704,000 in 2004 and $714,000 in 2003	22,462,000	22,364,000
Inventories	39,777,000	40,050,000
Deferred income taxes	7,888,000	6,438,000
Prepaid income taxes	—	818,000
Prepaid expenses and other current assets	491,000	563,000

Total current assets	78,424,000	72,678,000
Goodwill	1,548,000	1,548,000
Acquisition-related intangible assets, net	3,742,000	4,109,000
Property and equipment, net	4,551,000	5,842,000
Other assets, net	297,000	818,000

	$88,562,000	$84,995,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$5,059,000	$9,063,000
Accounts payable	5,319,000	5,464,000
Accrued liabilities	6,884,000	6,293,000
Income taxes payable	3,059,000	—
Current portion of long-term debt and capital lease obligations	580,000	583,000

Total current liabilities	20,901,000	21,403,000

Long-term debt	1,729,000	2,139,000
Deferred income taxes	1,054,000	1,198,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 19,989,000 and 19,806,000 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively	200,000	198,000
Additional paid-in capital	40,445,000	39,979,000
Retained earnings	25,891,000	23,439,000
Accumulated other comprehensive income	882,000	96,000

	67,418,000	63,712,000
Unearned ESOP shares	(2,540,000)	(3,457,000)

Total stockholders’ equity	64,878,000	60,255,000

	$88,562,000	$84,995,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28/29
	2004	2003	2002
Net sales	$138,281,000	$110,817,000	$94,718,000
Cost of sales	99,380,000	76,923,000	70,108,000

Gross profit	38,901,000	33,894,000	24,610,000
Selling expenses	18,106,000	14,248,000	12,920,000
General and administrative expenses	12,671,000	12,628,000	9,098,000
ESOP contribution expense	859,000	905,000	1,367,000
Research and development expenses	2,038,000	3,008,000	2,167,000

Operating income (loss)	5,227,000	3,105,000	(942,000)
Interest expense	1,046,000	1,137,000	1,345,000

Income (loss) before income taxes	4,181,000	1,968,000	(2,287,000)
Provision (benefit) for income taxes	1,729,000	830,000	(845,000)

Net income (loss)	$2,452,000	$1,138,000	$(1,442,000)

Net income (loss) per share — basic and diluted	$0.13	$0.07	$(0.10)

Weighted average common shares outstanding — basic	18,983,000	16,410,000	15,100,000

Weighted average common shares outstanding — diluted	19,174,000	16,624,000	15,100,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained	Unearned
	Shares	Amount	Capital	Income (Loss)	Earnings	ESOP Shares	Total
Balance at February 28, 2001	16,472,000	$165,000	$32,367,000	$(359,000)	$23,743,000	$(5,565,000)	$50,351,000
Shares issued as compensation	9,000	—	32,000	—	—	—	32,000
Release of ESOP shares	—	—	175,000	—	—	1,192,000	1,367,000
Comprehensive income:
Currency translation adjustment	—	—	—	(174,000)	—	—	(174,000)
Interest rate swap valuation	—	—	—	(26,000)	—	—	(26,000)
Net loss	—	—	—	—	(1,442,000)	—	(1,442,000)

Total comprehensive income	—	—	—	—	—	—	(1,642,000)

Balance at February 28, 2002	16,481,000	165,000	32,574,000	(559,000)	22,301,000	(4,373,000)	50,108,000
Release of ESOP shares	—	—	(11,000)	—	—	916,000	905,000
Shares issued as compensation	8,000	—	38,000	—	—	—	38,000
Exercise of stock options	25,000	—	67,000	—	—	—	67,000
Shares issued in common stock offering	3,292,000	33,000	7,311,000	—	—	—	7,344,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	678,000	—	—	678,000
Interest rate swap valuation	—	—	—	(23,000)	—	—	(23,000)
Net income	—	—	—	—	1,138,000	—	1,138,000

Total comprehensive income	—	—	—	—	—	—	1,793,000

Balance at February 28, 2003	19,806,000	198,000	39,979,000	96,000	23,439,000	(3,457,000)	60,255,000
Release of ESOP shares	—	—	(58,000)	—	—	917,000	859,000
Exercise of stock options	183,000	2,000	424,000	—	—	—	426,000
Tax benefit of stock options exercised	—	—	100,000		—	—	100,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	851,000	—	—	851,000
Interest rate swap valuation	—	—	—	32,000	—	—	32,000
Unrealized loss in marketable securities, net of tax	—	—	—	(97,000)	—	—	(97,000)
Net income	—	—	—	—	2,452,000	—	2,452,000

Total comprehensive income	—	—	—	—	—	—	3,238,000

Balance at February 29, 2004	19,989,000	$200,000	$40,445,000	$882,000	$25,891,000	$(2,540,000)	$64,878,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28/29,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,452,000	$1,138,000	$(1,442,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,427,000	2,161,000	2,092,000
ESOP contribution	859,000	905,000	1,367,000
Allowance for doubtful accounts	1,210,000	163,000	2,090,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,095,000)	(5,268,000)	(4,061,000)
Inventories	828,000	4,987,000	11,342,000
Deferred income taxes	(1,695,000)	1,942,000	(107,000)
Prepaid expenses and other current assets	458,000	2,416,000	1,105,000
Other assets	290,000	595,000	(581,000)
Accounts payable	(277,000)	(265,000)	2,166,000
Accrued liabilities	637,000	1,192,000	(543,000)
Income taxes payable	3,039,000	—	—

Net cash provided by operating activities	9,133,000	9,966,000	13,428,000

Cash flows from investing activities:
Capital expenditures	(626,000)	(734,000)	(731,000)
Acquisition of Simmons, net of cash acquired	—	(20,826,000)	—

Net cash used in investing activities	(626,000)	(21,560,000)	(731,000)

Cash flows from financing activities:
Payments on long-term debt	(667,000)	(565,000)	(2,575,000)
Net proceeds from the sale of common stock	—	7,344,000	—
Proceeds from long-term debt	—	—	1,075,000
Net (payments) borrowings under bank lines of credit	(4,032,000)	5,710,000	(11,243,000)
Exercise of stock options	426,000	67,000	—
Payments under capital lease obligations	(25,000)	(190,000)	(242,000)

Net cash provided by (used in) financing activities	(4,298,000)	12,366,000	(12,985,000)

Effect of exchange rate changes on cash	1,152,000	477,000	351,000

Net increase in cash	5,361,000	1,196,000	63,000
Cash at beginning of year	2,445,000	1,249,000	1,186,000

Cash at end of year	$7,806,000	$2,445,000	$1,249,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,046,000	$1,141,000	$1,364,000
Income taxes	$—	$250,000	$350,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Operations

The Company

     Meade Instruments Corp. (the “Company”), a Delaware corporation, is a multinational consumer and industrial optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, spotting scopes, microscopes, night vision and other consumer optical products. The Company has operations in the United States, Germany, Mexico and China.

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

Foreign currency translation

     The assets and liabilities of the Company’s foreign operations are translated at end of period exchange rates, principally the Euro. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity as a component of other comprehensive income. The effects of foreign currency transactions denominated in a currency other than its foreign entities’ functional currency are included in general and administrative expenses.

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

     The Company’s reporting units for purposes of applying the provisions of SFAS 142 are Meade Europe and Simmons. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows. As of February 29, 2004, the Company does not believe any impairment of goodwill has occurred.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At February 29, 2004 and February 28, 2003, goodwill and acquisition-related intangible assets included the following:

		February 28/29,
		2004		2003
	Amortization Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Goodwill	none	$1,548,000	$—	$1,548,000	$—
Acquisition-related intangible assets:
Brand names	none	2,041,000	—	2,041,000	—
Customer relationships	10	1,390,000	(139,000)	1,390,000	—
Trademarks	7-15	1,398,000	(948,000)	1,398,000	(720,000)

Total acquisition-related intangible assets		4,829,000	(1,087,000)	4,829,000	(720,000)

Total goodwill and acquisition-related intangible assets		$6,377,000	$(1,087,000)	$6,377,000	$(720,000)

     The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 29, 2004 and February 28, 2003 are as follows:

	Non-amortizing	Amortizing
	intangible assets	intangible assets
Balance, net, February 28, 2002	$1,907,000	$905,000
New assets acquired	2,041,000	1,390,000
Adjustment to goodwill	(359,000)	—
Amortization	—	(227,000)

Balance, net, February 28, 2003	3,589,000	2,068,000
Amortization	—	(367,000)

Balance, net, February 29, 2004	$3,589,000	$1,701,000

     As of February 29, 2004, estimated amortization expense for the next two fiscal years is approximately $367,000 per year and $139,000 per year beginning in fiscal 2007.

     The following pro forma summary presents the Company’s net income (loss) and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for the three years ended February 29, 2004.

	Year ended February 28/29,
	2004	2003	2002
Reported net income (loss)	$2,452,000	$1,138,000	$(1,442,000)
Add back goodwill amortization, net of tax	—	—	101,000

Adjusted net income (loss)	$2,452,000	$1,138,000	$(1,341,000)

Reported earnings (loss) per share, basic and diluted	$0.13	$0.07	$(0.10)

Adjusted basic and diluted earnings (loss) per share	$0.13	$0.07	$(0.09)

Income taxes

     The Company uses the liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company files its tax return for the year ending August 31, rather than for the financial reporting period ending the last day of February.

Advertising

     The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 29, 2004, and February 28, 2003 and 2002, the Company incurred advertising and marketing expenses of approximately $5,465,000, $4,406,000 and $2,857,000, respectively.

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

     The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the fiscal years ended February 29, 2004, and February 28, 2003 and 2002.

	Year Ended February 28/29 ,
	2004	2003	2002
Net income (loss)	$2,452,000	$1,138,000	$(1,442,000)

Shares outstanding — basic	18,983,000	16,410,000	15,100,000
Effect of dilutive securities:
Stock options	191,000	214,000	—

Shares outstanding — diluted	19,174,000	16,624,000	15,100,000

Net income — basic and diluted	$0.13	$0.07	$(0.10)

Comprehensive income

     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at February 29, 2004, includes foreign currency translation adjustments, an unrealized loss in marketable securities and adjustments to the fair value of highly effective derivative instruments. As of February 29, 2004 and February 28, 2003, accumulated other comprehensive income consists of the following:

	February 28/29
	2004	2003
Foreign currency translation adjustments	$996,000	$145,000
Unrealized loss in marketable securities, net of tax	(97,000)	—
Change in fair value of interest rate swap	(17,000)	(49,000)

Total accumulated other comprehensive income	$882,000	$96,000

Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management based on historical and other factors that affect collectibility. Several customers filed for bankruptcy during fiscal 2002 and 2001. Based upon the Company’s assessment of the recoverability of the receivables from these customers and in the opinion of management, the Company has established adequate provisions related to these receivables.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Use of estimates in the preparation of financial statements

     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, allowances for doubtful accounts, excess and obsolete inventory, income taxes, asset impairment, anticipated transactions to be hedged, litigation reserves and contingencies.

Product warranties

     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheet, follows.

	February 28/29,
	2004	2003
Beginning balance	$1,794,000	$461,000
Warranty accrual	367,000	1,731,000
Labor and material usage	(775,000)	(1,154,000)
Effect of change in foreign currency exchange rates	41,000	—
Simmons warranty liability assumed	—	756,000

Ending balance	$1,427,000	$1,794,000

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

	Year Ended February 28/29,
	2004	2003	2002
Reported net income (loss)	$2,452,000	$1,138,000	$(1,442,000)
Compensation cost	(682,000)	(1,587,000)	(2,079,000)

Pro forma net income (loss)	$1,770,000	$(449,000)	$(3,521,000)

Reported earnings (loss) per share – basic and diluted	$0.13	$0.07	$(0.10)
Pro forma earnings (loss) per share – basic and diluted	$0.09	$(0.03)	$(0.23)

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended February 28/29,
	2004	2003	2002
Weighted average expected life (years)	6.0	6.0	4.0
Volatility	69.3%	100.9%	93.8%
Risk-free interest rate	3.01%	3.75%	4.18%
Expected dividends	None	None	None
Weighted average fair value of options granted	$1.90	$2.19	$3.62

Accounting pronouncements

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interim or annual fiscal periods ending after December 15, 2003. The adoption of these statements did not have a material effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to conform prior year information to the fiscal 2004 presentation.

3.	Acquisition of Simmons Outdoor Corp.

     On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. (“Simmons”) for $20,829,000 cash ($16,000,000 was paid at close; the balance, $4,829,000 was paid in December, 2002). Simmons is a designer and distributor of riflescopes, binoculars and other consumer sports optics offering products under the Simmons, Weaver and Redfield brand names. The acquisition of Simmons presents the Company with opportunities to enter into the consumer sports optics marketplace with brand names that management believes are highly recognized and well regarded. To fund a portion of the purchase price, the Company sold 3,291,801 shares of its common stock in a private placement for net cash proceeds of $7,344,000. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit. The acquisition of Simmons was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase price allocation is based upon evaluations and other studies of the fair value of the assets acquired. The excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in acquisition related intangible assets at February 29, 2004, and has been allocated to the value of the brand names and customer relationships acquired.

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

     The following table presents unaudited pro forma condensed consolidated financial information for the years ended February 28, 2003 and 2002, respectively, as though the acquisition occurred on March 1, 2001. The pro

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forma information for the year ended February 28, 2003 has been prepared by combining the statement of operations of Meade for the year ended February 28, 2003 and the statement of operations of Simmons (successor) for the eight months ended October 2002. The pro forma information for the year ended February 28, 2002 has been prepared by combining the statement of operations of Meade for the year ended February 28, 2002 and the statement of operations of Simmons (predecessor) for the year ended December, 2001.

	Year Ended
	February 28,
	2003	2002
Net sales	$128,441,000	$121,644,000
Operating income (loss)	$4,258,000	$(3,274,000)
Net income (loss)	$982,000	$(4,496,000)
Basic and diluted earnings (loss) per share	$0.05	$(0.24)

     The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on March 1, 2001. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might have been achieved from the combined operations.

4.	Bank Debt

     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”). The amendment principally involved increasing the revolving credit facility and incorporating the Simmons acquisition into the credit agreement. The amended agreement provided the Company with a $35,645,000 credit facility consisting of a $34,000,000 revolving credit line (the “U.S. revolving loan”) and a $1,645,000 term loan (the “U.S. term loan”).

     Amounts outstanding on the U.S. revolving loan and U.S. term loan at February 29, 2004 were approximately $5,047,000 and $1,085,000, respectively. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 29, 2004 was approximately $12,000,000. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility has a three-year term, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (4.25% at February 29, 2004). Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the year ended February 29, 2004 was an unrealized gain of $32,000 which is included in other comprehensive income for the year ended February 29, 2004.

     In July 2003, the Company’s German subsidiary renegotiated its agreement with a bank to provide up to approximately $4,800,000 in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2004. The German subsidiary also has an agreement with the bank that provides a term loan expiring June 2006 collateralized by land and buildings owned by the German subsidiary (collectively, the “European Loans”). The European Loans are guaranteed by the U.S. parent company up to approximately $3,250,000 at February 29, 2004. The guarantee expires on the earlier of the termination of the bank agreement or July 31, 2008. Outstanding amounts on the revolving loan and the term loan in Europe at February 29, 2004 were approximately $13,000 and $1,224,000, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (7.75% and 6.0%, respectively at February 29, 2004).

     Aggregate maturities of long-term debt at February 29, 2004 are as follows:

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year:	Amount
2005	$580,000
2006	825,000
2007	904,000

Total	$2,309,000

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

     In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities in California. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. Lease commitments for this lease are subject to 9% increases at the beginning of the months 31, 61 and 91. In February 2000, the Company entered into a lease for warehouse space located near the Company’s corporate headquarters. That warehouse lease expired in March 2003 and the Company vacated the premise on April 1, 2003. In November 2003, a lease for office space in Florida was terminated. The Simmons subsidiary operates in a leased facility in Georgia. The Simmons facility lease term is eight years expiring in December 2007, with an option to renew for four additional four-year terms. Monthly rentals are adjusted at prescribed dates generally based on changes in the consumer price index. In November 2002, the Company leased warehouse space in Mississippi. The Mississippi facility lease is on a month-to-month basis.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Aggregate future minimum commitments under noncancellable leases and other agreements at February 29, 2004 that have remaining terms in excess of one year are as follows:

Fiscal Year	Operating
2005	$1,722,000
2006	1,689,000
2007	1,787,000
2008	1,294,000
2009	267,000
Thereafter	456,000

Net minimum lease payments	$7,215,000

     The preceding table assumes that any operating leases with renewal options that expire during fiscal 2004 or fiscal 2005 will be renewed under the terms of the governing lease agreement. For the fiscal years ended February 29, 2004, and February 28, 2002 and 2001, the Company incurred rent expense of $2,371,000, $2,731,000 and $2,312,000, respectively.

     In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”), charging the two companies with patent infringement and unfair competition. The complaints allege that a number of Tasco’s and Celestron’s consumer telescopes willfully infringe certain of the Company’s U.S. patents. In addition to seeking compensation for damages incurred, the suits seek to enjoin Tasco and Celestron from continuing to manufacture or sell products that infringe certain of the Company’s patents. Tasco and Celestron filed answers and certain counterclaims which deny the Company’s allegations. The counterclaims also allege, among other things, that the Company is infringing a Celestron design patent.

     On September 9, 2003, the Company and Celestron agreed to pursue non-binding mediation of all pending litigation between the parties. As part of the mediation process, the parties agreed to stay all pending litigation between them (including the discovery process). This mediation took place on May 10, 2004. Pursuant to a binding settlement agreement signed by the parties at the mediation, a settlement was reached as to all pending litigation among the parties on the terms of one of two settlement alternatives. In the event the conditions of the first settlement alternative (the “First Alternative”) are not satisfied on or before August 15, 2004, the pending litigation will be considered settled on the terms of the second settlement alternative (the “Second Alternative”). Pursuant to the terms of the First Alternative, in exchange for cash payments to be made by Meade, Meade will acquire the exclusive rights to Celestron’s computerized telescope technology. Consummation of the First Alternative is subject to the satisfaction of certain conditions, including approval of the United States Federal Trade Commission and Meade obtaining approval of its board of directors. If the First Alternative is not consummated, the Second Alternative will be effective. Pursuant to the terms of the Second Alternative, Meade grants a license to Celestron under which Celestron will pay Meade a royalty on any products sold by Celestron that include or use any “level the telescope and point it north” or similar telescope alignment technology until the expiration of the last patent licensed by Meade to Celestron. Regardless of which settlement alternative is consummated: (i) Celestron agrees that Meade’s distributed intelligence and “level north” patents are valid and enforceable; (ii) Meade agrees that certain of Celestron’s tripod and mount patents are valid (these patents are alleged by Celestron to have been infringed by Meade in its counterclaims); (iii) Celestron grants Meade paid-up, royalty free licenses for the rights to use the designs covered by the aforementioned tripod and mount patents; (iv) Celestron will stipulate to correction of inventorship of its United States Patent No. 6,369,942, entitled “Auto-alignment tracking telescope mount” and will transfer ownership of such patent to Meade; and (v) the parties will promptly dismiss with prejudice all claims and counterclaims in the pending litigation between them, including claims for past damages.

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     For the years ended February 29, 2004 and February 28, 2003 and 2002, the Company recognized ESOP contribution expense of $859,000, $905,000 and $1,367,000, respectively.

     As of February 29, 2004, approximately 2,001,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are generally made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 999,000 shares in suspense at February 29, 2004, including approximately 250,000 shares committed to be released as of February 29, 2004.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 29, 2004 was $3.74 per share, the market price as determined by the Nasdaq National Market. At February 29, 2004 there was no repurchase obligation.

7.	Income Taxes

     Pretax income (loss) from continuing operations for each of the three years ended February 29, 2004 and February 28, 2003 and 2002 consists of the following:

	Year Ended February 28/29,
	2004	2003	2002
Domestic	$979,000	$1,045,000	$(2,496,000)
Foreign	3,202,000	923,000	209,000

	$4,181,000	$1,968,000	$(2,287,000)

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Significant components of the provision for income taxes are as follows:

	Year Ended February 28/29,
	2004	2003	2002
Current:
Federal	$1,191,000	$(785,000)	$(609,000)
State	482,000	(262,000)	(84,000)
Foreign	1,157,000	97,000	(168,000)

	2,830,000	(950,000)	(861,000)

Deferred:
Federal	(1,081,000)	1,130,000	51,000
State	(208,000)	356,000	(51,000)
Foreign	188,000	294,000	16,000

	(1,101,000)	1,780,000	16,000

	$1,729,000	$830,000	$(845,000)

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended
	February 28/29,
	2004	2003	2002
Federal income tax rate	34.0%	34.0%	(34.0)%
State income taxes, of federal income tax benefit	4.3	3.4	(8.1)
Non-deductible ESOP charge	—	—	2.6
Foreign income	1.8	4.6	3.0
Other	1.3	0.2	(0.4)

	41.4%	42.2%	(36.9)%

     The significant components of the net deferred tax asset were as follows:

	February 29,	February 28,
	2004	2003
Sales returns	$979,000	$1,038,000
Inventory and accounts receivable	4,099,000	3,768,000
Accrued liabilities	2,780,000	1,629,000
Intangibles	(1,054,000)	(1,198,000)
Other	30,000	3,000

	$6,834,000	$5,240,000

     As of February 29, 2004, Meade had approximately $2,408,000 of state net operating loss carry forwards available to offset future taxable income, which begin to expire in 2014.

8.	Business Segments, Geographic Data and Major Customers

     The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes and other optical products. The Company is organized and operates as one segment in two principal geographic locations — North America and Europe. The following tables present information about product sales and geographic data for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended February 28/29,
	2004	2003	2002
Product sales:
Telescope and telescope accessories	$81,024,000	$73,489,000	$81,864,000
Binoculars	28,991,000	26,611,000	9,960,000
Riflescopes	24,878,000	8,300,000	—
Other	3,388,000	2,417,000	2,894,000

	$138,281,000	$110,817,000	$94,718,000

	Year Ended February 28/29,
	2004	2003	2002
Geographic data — product sales:
North America	$101,995,000	$83,628,000	$69,290,000
Germany	14,477,000	18,120,000	16,631,000
Other foreign/export	21,809,000	9,069,000	8,797,000

	$138,281,000	$110,817,000	$94,718,000

	February 28/29,
	2004	2003	2002
Geographic data — long-lived assets:
North America	$5,916,000	$8,701,000	$6,218,000
Germany	3,420,000	3,616,000	4,579,000

	$9,336,000	$12,317,000	$10,797,000

     The Company generated 11%, 15% and 13% of its revenue from one customer during the years ended February 29, 2004, and February 28, 2003 and 2002, respectively. The Company generated 11% of its revenue from another customer during the years ended February 28, 2003 and 2002.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Option activity under the Plan during fiscal years 2004, 2003 and 2002 was as follows:

		Weighted
	Option	Average
	Shares	Exercise Price
Options outstanding at February 29, 2001	3,423,000	6.41
Granted	43,000	5.33
Exercised	—	—
Forfeited	(9,000)	6.51

Options outstanding at February 28, 2002	3,457,000	6.39
Granted	918,000	2.41
Exercised	(25,000)	2.31
Cancelled	(450,000)	11.17
Forfeited	(108,000)	5.15

Options outstanding at February 28, 2003	3,792,000	4.92
Granted	653,000	2.92
Exercised	(183,000)	2.33
Cancelled	—	—
Forfeited	(826,000)	5.51

Options outstanding at February 29, 2004	3,436,000	4.54

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$2.31 – $3.81	1,565,000	7.4 years	$2.83	791,000	$2.86
$4.44 – $5.59	1,612,000	5.3 years	$4.94	1,601,000	4.95
$6.25 – $10.31	46,000	6.0 years	$7.75	46,000	7.71
$11.06 – $12.13	175,000	5.9 years	$11.23	175,000	11.23
$17.13 – $27.75	38,000	6.3 years	$22.90	35,000	22.90

	3,436,000			2,648,000

     The exercise price of options granted to employees was equal to the market price at the grant date. Options granted to employees generally become exercisable 25% after one year and ratably over the following 36 months or as otherwise determined by the Board of Directors. At February 29, 2004, 3,418,000 outstanding options for common stock were vested under the Plan. The option prices under the Plan range from $2.31 to $27.75 per share and are exercisable over periods ending no later than 2014.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Composition of Certain Balance Sheet Accounts

     The composition of inventories is as follows:

	February 29,	February 28,
	2004	2003
Raw materials	$7,691,000	$7,442,000
Work in process	6,193,000	4,972,000
Finished goods.	25,893,000	27,636,000

	$39,777,000	$40,050,000

     The composition of property and equipment is as follows:

	February 29,	February 28,
	2004	2003
Land	$198,000	$180,000
Buildings	2,110,000	1,891,000
Molds and dies	5,947,000	5,770,000
Machinery and equipment	3,659,000	3,426,000
Furniture and fixtures	2,765,000	2,426,000
Autos and trucks	176,000	176,000
Leasehold improvements	1,280,000	1,259,000

	16,135,000	15,128,000
Less accumulated depreciation and amortization	(11,584,000)	(9,286,000)

	$4,551,000	$5,842,000

     The gross value of assets under capital leases included above is $0 and $589,000 at February 29, 2004, and February 28, 2003, respectively. For the fiscal years ended February 29, 2004 and February 28, 2003 and 2002, the Company incurred depreciation expense of $2,298,000, $2,030,000 and $1,790,000, respectively.

     The composition of accrued liabilities is as follows:

	February 29,	February 28,
	2004	2003
Salaries, wages, bonuses and other associated payroll costs	$3,028,000	$1,950,000
Advertising and marketing expenses	1,012,000	351,000
Professional fees	332,000	745,000
Warranty costs	1,427,000	1,794,000
Other	1,085,000	1,453,000

	$6,884,000	$6,293,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 28, 2004	MEADE INSTRUMENTS CORP.
	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
President, Chief Executive Officer
and Secretary

By:	/s/ BRENT W. CHRISTENSEN
Brent W. Christensen
Senior Vice President, Finance and
Chief Financial Officer

II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Accounts(3)	Deductions(1)	of Period
Year ended February 28, 2002	$2,175,000	$2,090,000		$2,033,000	$2,232,000
Year ended February 28, 2003	$2,232,000	$163,000		$1,681,000	$714,000
Year ended February 29, 2004	$714,000	$1,210,000	$5,000	$1,215,000	$704,000

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Excess Inventories	Period	and Expenses	Accounts(3)	Deductions(2)	of Period
Year ended February 28, 2002	$9,106,000	$281,000		$288,000	$9,099,000
Year ended February 28, 2003	$9,099,000			$1,590,000	$7,509,000
Year ended February 29, 2004	$7,509,000	$1,471,000	$236,000	$1,101,000	$8,115,000

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

(3)	Effect of exchange rate changes during the period

EXHIBIT INDEX

Exhibit		Incorporation
Number	Description	Reference
2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, Rudolph Bresser, the Company and Meade Instruments Europe Corp., a California corporation (excluding Exhibits and Schedules thereto)	(h)

2.2†	Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto).	(o)

2.3†	First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California Corporation and wholly-owned subsidiary of Meade Instruments Corp.	(o)

2.4†	Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(o)

3.1†	Certificate of Incorporation of the Company, as amended	(c)

3.7	Amended and Restated Bylaws of the Company, as amended

4.1†	Specimen stock certificate	(d)

10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between The Irvine Company and the Company	(a)

10.13†+	Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), as amended and restated effective as of January 1, 1999.	(f)

10.14†+	Employee Stock Ownership Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A	(e)

10.15†+	Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996, between the ESOP and the Company, as amended	(a)

10.20†	Form of Trademark Distribution Agreement for EEC Countries	(a)

10.21†	Form of Trademark Distribution Agreement for Non-EEC Countries	(a)

10.24†	Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing Corp.	(b)

Exhibit		Incorporation
Number	Description	Reference
10.29†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(m)

10.30†	Form of Agreement of Merger, by and between the Company and the predecessor of the Company	(b)

10.33†	Agreement, dated as of May 5, 1998, by and between the Company and Weidy Optical Co., Ltd.

10.35†+	Form Indemnification Agreement, by and between the Company and each member of the Board of Directors and certain executive officers	(e)

10.42†+	Form Employment Agreement, by and between the Company and current executive officers of the Company	(j)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)

10.44†+	Amendment No. 1 to Amended and Restated Employee Stock Ownership Plan	(k)

10.45†	Credit Agreement, dated as of September 24, 2001, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(l)

10.46†	Amendment No. 1 to Credit Agreement, dated as of April 15, 2002, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(n)

10.47†	Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)	(o)

10.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof	(o)

10.49†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof	(o)

10.50†+	Amendment No. 2 to Amended and Restated Employee Stock Ownership Plan	(p)

10.51†	Transition Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp., a Delaware corporation, and John C. Diebel, an individual (excluding the Exhibit thereto)	(q)

10.52†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp., a Delaware corporation, and John C. Diebel, an individual	(q)

10.53†+	Nonqualified Stock Option Agreement, dated as of April 12, 2000, by and between Meade Instruments Corp. and Rolf Bresser	(q)

10.54†	First Amendment to Amended and Restated Credit Agreement, dated October 23, 2003	(r)

10.55	Lease Agreement, dated March 26, 1992, as amended, by and between Realty Four and Simmons Outdoor Corporation

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

Exhibit		Incorporation
Number	Description	Reference
31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen.

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen

†	Previously filed with the Securities and Exchange Commission as set forth in the following table:

+	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(j)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(n)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(o)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(p)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2002, as filed with the Securities and Exchange Commission on January 14, 2003.

(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2003.

(r)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.