Form 10-Q
period 2004-05-31
MEADE INSTRUMENTS CORP
filed 2004-07-15
CIK 1032067

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22183
                                ----------------

                             MEADE INSTRUMENTS CORP.
                             -----------------------
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

                                 Yes [ ] No [X]

    Number of shares of common stock outstanding as of July 1,, 2004 is 19,988,857, $0.01 par value per share.
================================================================================

                             MEADE INSTRUMENTS CORP.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets (Unaudited) -- May 31, 2004 and
   February 29, 2004...................................................     1

Consolidated Statements of Operations (Unaudited) -- Three Months
   Ended May 31, 2004 and 2003.........................................     2

Consolidated Statements of Cash Flows (Unaudited) -- Three Months
   Ended May 31, 2004 and 2003.........................................     3

Notes to Consolidated Financial Statements (Unaudited).................     4

Management's Discussion and Analysis of Financial Condition and
   Results of Operations...............................................     8

Quantitative and Qualitative Disclosures about Market Risk.............    10

Controls and Procedures................................................    11


                          PART II -- OTHER INFORMATION

Legal Proceedings......................................................    12

Changes in Securities, Use of Proceeds and Issuer Purchases of
  Equity Securities....................................................    13

Defaults Upon Senior Securities........................................    13

Submission of Matters to a Vote of Security Holders....................    13

Other Information......................................................    13

Exhibits and Reports on Form 8-K.......................................    13

Signatures.............................................................    15

ITEM 1. FINANCIAL STATEMENTS.

                                         MEADE INSTRUMENTS CORP.

                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                  ASSETS
                                                                               MAY 31,      FEBRUARY 29,
                                                                                2004           2004
                                                                            -------------   -------------
Current assets:
    Cash ................................................................   $  5,367,000    $  7,806,000
    Accounts receivable, less allowance for doubtful accounts of $810,000
       at May 31, 2004 and $704,000 at February 29, 2004 ................     20,107,000      22,462,000
    Inventories .........................................................     42,394,000      39,777,000
    Deferred income taxes ...............................................      8,153,000       7,888,000
    Prepaid expenses and other current assets ...........................        877,000         491,000
                                                                            -------------   -------------
              Total current assets ......................................     76,898,000      78,424,000
Goodwill ................................................................      1,548,000       1,548,000
Acquisition-related intangible assets, net ..............................      3,650,000       3,742,000
Property and equipment, net .............................................      4,295,000       4,551,000
Other assets, net .......................................................        177,000         297,000
                                                                            -------------   -------------
                                                                            $ 86,568,000    $ 88,562,000
                                                                            =============   =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit .................................................   $  4,877,000    $  5,059,000
    Accounts payable ....................................................      6,148,000       5,319,000
    Accrued liabilities .................................................      6,937,000       6,884,000
    Income taxes payable ................................................      2,001,000       3,059,000
    Current portion, long-term bank debt ................................        582,000         580,000
                                                                            -------------   -------------
              Total current liabilities .................................     20,545,000      20,901,000
Long-term bank debt .....................................................      1,559,000       1,729,000
Deferred income taxes ...................................................      1,054,000       1,054,000
Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized;
       19,989,000 shares issued and outstanding at May 31, 2004 and
       at February 29, 2004 .............................................        200,000         200,000
    Additional paid-in capital ..........................................     40,447,000      40,445,000
    Retained earnings ...................................................     24,732,000      25,891,000
    Accumulated other comprehensive income ..............................        461,000         882,000
                                                                            -------------   -------------
                                                                              65,840,000      67,418,000
    Unearned ESOP shares ................................................     (2,430,000)     (2,540,000)
                                                                            -------------   -------------
              Total stockholders' equity ................................     63,410,000      64,878,000
                                                                            -------------   -------------
                                                                            $ 86,568,000    $ 88,562,000
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

                                                    1



                                        MEADE INSTRUMENTS CORP.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MAY 31,
                                                                         -----------------------------
                                                                             2004            2003
                                                                         -------------   -------------
Net sales ............................................................   $ 19,617,000    $ 24,491,000
Cost of sales ........................................................     14,912,000      18,758,000
                                                                         -------------   -------------
    Gross profit .....................................................      4,705,000       5,733,000
Selling expenses .....................................................      3,402,000       3,327,000
General and administrative expenses ..................................      2,476,000       2,669,000
ESOP contribution expense ............................................        103,000         169,000
Research and development expenses ....................................        525,000         534,000
                                                                         -------------   -------------
    Operating loss ...................................................     (1,801,000)       (966,000)
Interest expense .....................................................        151,000         216,000
                                                                         -------------   -------------
Loss before income taxes .............................................     (1,952,000)     (1,182,000)
Benefit for income taxes .............................................       (793,000)       (470,000)
                                                                         -------------   -------------
Net loss .............................................................   $ (1,159,000)   $   (712,000)
                                                                         =============   =============
Basic and diluted loss per share .....................................   $      (0.06)   $      (0.04)
                                                                         =============   =============
Weighted average number of shares outstanding - basic and diluted ....     19,232,000      18,788,000
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

                                                  2


                                          MEADE INSTRUMENTS CORP.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          MAY 31,
                                                                                ---------------------------
                                                                                    2004           2003
                                                                                ------------   ------------
Cash flows from operating activities:
    Net loss ................................................................   $(1,159,000)   $  (712,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation and amortization ...........................................       490,000        629,000
    ESOP contribution .......................................................       103,000        169,000
    Allowance for doubtful accounts .........................................       107,000         47,000
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ...........................     2,228,000     (1,100,000)
       (Increase) decrease in inventories ...................................    (2,708,000)     1,625,000
       Increase in prepaid and deferred taxes, expenses and other assets ....      (148,000)      (183,000)
       Increase in accounts payable .........................................       850,000      1,083,000
       Decrease in accrued liabilities ......................................      (548,000)    (1,970,000)
       Decrease in income taxes payable .....................................    (1,045,000)            --
                                                                                ------------   ------------
              Net cash used in operating activities .........................    (1,830,000)      (412,000)
                                                                                ------------   ------------
Cash flows from investing activities:
    Capital expenditures ....................................................      (168,000)      (127,000)
                                                                                ------------   ------------
              Net cash used in investing activities .........................      (168,000)      (127,000)
                                                                                ------------   ------------
Cash flows from financing activities:
    Net (payments) borrowings on bank line of credit ........................      (182,000)     1,693,000
    Payments on long-term debt ..............................................      (144,000)      (113,000)
    Payments under capital lease obligations ................................            --        (29,000)
                                                                                ------------   ------------
              Net cash provided by financing activities .....................      (326,000)     1,551,000
                                                                                ------------   ------------
Effect of exchange rate changes on cash .....................................      (115,000)       148,000
                                                                                ------------   ------------
Net (decrease) increase in cash .............................................    (2,439,000)     1,160,000
Cash at beginning of period .................................................     7,806,000      2,445,000
                                                                                ------------   ------------
Cash at end of period .......................................................   $ 5,367,000    $ 3,605,000
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

                                                     3

                             MEADE INSTRUMENTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY AND ARE UNAUDITED.

         In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

         The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the Christmas holiday season. The results of operations for the quarters ended May 31, 2004 and 2003, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

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

                                                             THREE MONTHS ENDED MAY 31,
                                                               2004            2003
                                                         --------------- ---------------
   Reported net loss...................................  $   (1,159,000) $     (712,000)
   Compensation cost...................................        (236,000)       (257,000)
                                                         --------------- ---------------
   Pro forma net loss..................................  $   (1,395,000) $     (969,000)
                                                         =============== ===============
   Reported loss per share - basic and diluted.........  $        (0.06) $        (0.04)
                                                         =============== ===============
   Pro forma loss per share - basic and diluted........  $        (0.07) $        (0.05)
                                                         =============== ===============

         The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                             THREE MONTHS ENDED MAY 31,
                                                               2004            2003
                                                         --------------- ---------------
   Weighted average expected life (years)..............        6.0             6.0
   Volatility..........................................       69.3%          100.9%
   Risk-free interest rate.............................       3.01%           3.75%
   Expected dividends..................................       None            None
   Weighted average fair value of options granted......    $  1.90         $  2.19

C.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of inventories is as follows:

                                                    MAY 31,        FEBRUARY 29,
                                                     2004             2004
                                                --------------    --------------
Raw materials.................................  $    6,933,000    $    7,691,000
Work-in-process...............................       4,833,000         6,193,000
Finished goods................................      30,628,000        25,893,000
                                                --------------    --------------
                                                $   42,394,000    $   39,777,000
                                                ==============    ==============

         The composition of acquisition-related intangible assets is as follows:

                                                                       MAY 31,       FEBRUARY 29,
                                                                        2004             2004
                                                                   ---------------- ----------------
Brand names - non-amortizing...................................    $    2,041,000   $     2,041,000
                                                                   ---------------  ----------------
Trademarks.....................................................         1,398,000         1,398,000
Customer relationships.........................................         1,390,000         1,390,000
Accumulated amortization.......................................        (1,179,000)       (1,087,000)
                                                                   ---------------  ----------------
   Total amortizing acquisition-related intangible assets......         1,609,000         1,701,000
                                                                   ---------------  ----------------
   Total acquisition-related intangible assets.................    $    3,650,000    $    3,742,000
                                                                   ===============   ===============

         Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

                     FISCAL YEAR             AMOUNT
               ----------------------- -------------------

                      2005...........      $ 367,000
                      2006...........        367,000
                      2007...........        139,000
                      2008...........        139,000
                      2009...........        139,000

         The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.

D.  COMMITMENTS AND CONTINGENCIES

         In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron"), charging the two companies with patent infringement and unfair competition. The complaints alleged that a number of Tasco's and Celestron's consumer telescopes willfully infringe certain of the Company's U.S. patents. Tasco and Celestron filed answers and certain counterclaims denying the Company's allegations. The counterclaims also alleged, among other things, that the Company infringed certain Celestron patents. On July 8, 2004, the Company announced that it had reached an agreement, effective May 10, 2004, under which all outstanding litigation between the parties had been resolved.

         As stipulated in the agreement, Celestron acknowledges the validity of Meade's claims to two utility patents ("Meade's Patents"), including the "level-North" alignment technology for computerized telescopes, as well as a patented architecture by which several microprocessors in a computerized telescope optimally communicate with one another. Also as stipulated in the agreement, Meade acknowledges the validity of Celestron's claim to two design patents and one utility patent covering certain telescope tripods and mounts ("Celestron's Patents"). Celestron also transfers to Meade ownership of a patent, originally claimed by Celestron, covering "level-North" technology.

         The settlement includes a licensing agreement under which, effective August 15, 2004, and continuing for the life of the Meade Patents, Meade will grant Celestron a non-exclusive license to utilize the patents, and Celestron will pay to Meade royalties equal to the greater of $100-per-unit or 8% of Celestron's net revenue from sales of all telescopes that utilize the "level-North" technology. Celestron in turn grants Meade royalty-free, non-exclusive licenses for the rights to use the designs and technology covered by Celestron's Patents.

         The agreement further stipulates that the parties will promptly dismiss with prejudice all claims and counterclaims in the pending litigation between them, including for past damages.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

E.  NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock consist of outstanding stock options which are included under the treasury stock method. Due to the net loss in each quarter presented, potential shares of common stock of 224,000 and 85,000 related to stock options have been excluded from diluted weighted average shares of common stock for the three months ended May 31, 2004 and 2003, respectively, as the effect would be anti-dilutive.

F.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at May 31, 2004, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended May 31, 2004 and 2003, respectively, the Company had other comprehensive income (loss) as follows:

                                                              THREE MONTHS ENDED
                                                                    MAY 31,
                                                        ------------------------------
                                                             2004            2003
                                                        --------------  --------------
Net loss...........................................     $  (1,159,000)  $    (712,000)
Currency translation adjustment....................           (31,000)        362,000
Change in fair value of foreign currency forward
   contracts, net of tax...........................          (398,000)       (876,000)
Unrealized loss in marketable securities,
   net of tax......................................                --         (97,000)
Change in fair value of interest rate swap.........             8,000           6,000
                                                        --------------  --------------
Total other comprehensive loss.....................     $  (1,580,000)  $  (1,317,000)
                                                        ==============  ==============

G.  PRODUCT WARRANTIES

         The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, follows.

                                                     THREE MONTHS ENDED
                                                           MAY 31,
                                                     2004              2003
                                                --------------   --------------

Beginning balance............................   $   1,427,000    $   1,794,000
Warranty accrual.............................         130,000          123,000
Labor and material usage.....................        (353,000)        (173,000)
                                                --------------   --------------
Ending balance...............................   $   1,204,000    $   1,744,000
                                                ==============   ==============

H.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                      MAY 31, 2004                FEBRUARY 29, 2004
                                      -------------------------   -------------------------
                                      NOTIONAL                    NOTIONAL
                                      AMOUNT        FAIR VALUE    AMOUNT        FAIR VALUE
                                      ------------  -----------   ------------  -----------
Interest rate swap agreement          $   980,000   $   (9,000)   $ 1,085,000   $  (17,000)
Forward currency contracts            $ 3,000,000   $ (663,000)            --           --

         At May 31, 2004, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income, net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2005.

I.  BANK BORROWINGS

         At May 31, 2004, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement, with the exception of its U.S. EBITDA requirement. On July 9, 2004 the Company executed the Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Amendment extends the term of the facility to September 30, 2007, eliminates the U.S. EBITDA covenant, adds a U.S. fixed charge coverage ratio requirement, and makes several other changes, principally improving the facility's pricing, availability calculations and reporting requirements. The Company is required to report its covenant calculations to the bank for the quarter ended May 31, 2004 based upon the terms of the Amendment. The Company was in compliance with all restrictive covenants and required ratios as of May 31, 2004 as prescribed in the Amendment.

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

         THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003

         Net sales for the first quarter of fiscal 2005 were $19.6 million compared to $24.5 million for the first quarter of fiscal 2004, a decrease of 19.9%. The decrease in net sales from the prior year was partly due to a decrease of over $2 million in sales of the Company's mid-priced and higher-priced telescopes. Management believes that the Mars opposition (a celestial event that occurred in the second quarter of last fiscal year) may have had a positive effect on first quarter sales of such telescopes in the prior year that was not repeated during the current year's first quarter. In addition, sales of such telescopes were strong in the fourth quarter of fiscal 2004 due, in part, to certain promotional programs which management believes may have affected sales in the first quarter of the current year. Also included in the prior year's net sales was nearly $3 million in discontinued product sales from the Simmons subsidiary. Those sales were not repeated during the current year quarter. The Simmons acquisition was completed in October 2002. Offsetting those decreases was an increase in sales of over $1 million primarily comprised of sales of the Company's binocular with an integrated digital camera.

         Gross profit decreased from $5.7 million (23.4% of net sales) for the first quarter of fiscal 2004 to $4.7 million (24.0% of net sales) for the first quarter of fiscal 2005, a decrease of 17.9%. The decrease followed the decrease in net sales for the quarter. The increase in gross margin (gross profit as a percent of net sales) was principally due to higher average selling prices on many of the products sold during the quarter. Unit price increases and the sale of first line product at Simmons (as opposed to the significant sales of close-out and discontinued product in the prior year) contributed to the slightly higher average selling prices.

         Selling, general and administrative expenses decreased from $6.0 million (24.5% of net sales) for the first quarter of fiscal 2004 to $5.9 million (30.0% of net sales) for the first quarter of fiscal 2005, a decrease of 2.0%. There were no significant fluctuations in the selling, general and administrative accounts of the Company, resulting in selling, general and administrative expenses remaining relatively flat as compared to the prior year.

         ESOP contribution expense decreased from $0.2 million for the first quarter of fiscal 2004 to $0.1 million for the first quarter of fiscal 2005, a decrease of 39.1%. The decrease in this non-cash charge was principally due to a decrease in the number of shares allocated to the Employee Stock Ownership Plan during the quarter as compared to the prior year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

         Research and development expenses remained flat at $0.5 million (2.2% and 2.7% of net sales for the prior and current year quarter, respectively) in each of the periods presented. Research and development expenses continue to be focused on new product development and product improvement in the Company's core consumer product categories.

         Interest expense remained relatively flat, at approximately $0.2 million in each of the quarters presented. Lower average borrowings were the principal reason the expense decreased slightly from the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended May 31, 2004 the Company funded its operations principally with cash on hand. The net loss for the period adjusted for non-cash charges was principally offset by a decrease in accounts receivable and an increase in accounts payable. Additional cash was used principally through an increase in inventories and a decrease in income taxes payable. The changes in the inventories and receivables were influenced by lower sales during the quarter. The change in accounts payable principally reflected cash management and the change in income taxes payable reflects the net loss for the period. Net working capital totaled approximately $56.4 million at May 31, 2004, compared to $57.5 million at February 29, 2004. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

         The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at May 31, 2004 was approximately $14.0 million. At May 31, 2004, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement, with the exception of its U.S. EBITDA requirement. On July 9, 2004 the Company executed the Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Amendment extends the term of the facility to September 30, 2007, eliminates the U.S. EBITDA covenant, adds a U.S. fixed charge coverage ratio requirement, and makes several other changes, principally improving the facility's pricing, availability calculations and reporting requirements. The Company is required to report its covenant calculations to the bank for the quarter ended May 31, 2004 based upon the terms of the Amendment. The Company was in compliance with all restrictive covenants and required ratios as of May 31, 2004 as prescribed in the Amendment. In the event the Company's plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

         Capital expenditures, including financed purchases of equipment, aggregated $0.2 million and $0.1 million for the three month periods ended May 31, 2004 and 2003, respectively. The Company had no material capital expenditure commitments at May 31, 2004.

FORWARD-LOOKING INFORMATION

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company's ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company's ability to integrate, develop and grow the Simmons business; the Company's ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of its European subsidiary; the Company's ability to recognize any benefits from its engineering office in China; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in certain industrial applications such as digital imaging; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

    Our intellectual property rights are subject to risks, including:

       o the potential that we may be unable to obtain and maintain patents and copyrights to protect our proprietary technologies;

       o competitors' infringement upon Meade's existing and future intellectual property; and

       o competitors' intellectual property that may restrict our ability to compete effectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company conducts business in a number of foreign countries and is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in the Euro. Business activities in various currencies expose the Company to the risk that the eventual net United States dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. In prior years foreign currency fluctuations have not had a material impact on Meade's revenues or results of operations. There can be no assurance that European or other currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, financial condition or cash flows.

         The Company has adopted a hedging program to manage its foreign currency exchange rate and interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks.

         Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the period ended May 31, 2004 was an unrealized gain of $8,000 which is included in other comprehensive income for the period ended May 31, 2004.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On October 17, 2001, the Company filed suit ("the '376 lawsuit") against Tasco Sales, Inc. ("Tasco") and Celestron International, Inc. ("Celestron 1"), charging the two companies with patent infringement and unfair competition. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 01-976 (GLT)), alleged that Tasco and Celestron 1 willfully infringed Meade's Patent No. 6,304,376, entitled "Fully Automated Telescope System with Distributed Intelligence" (the "'376 Patent"). In addition to seeking compensation for damages incurred, including enhanced damages, the suit sought to enjoin Tasco and Celestron 1 from continuing to manufacture or sell products that infringe Meade's patent. On or around November 7, 2001, the defendants filed an answer, subsequently amended, to the complaint, in which they denied the Company's allegations and set forth various affirmative defenses. On or around November 19, 2001, the defendants filed a counterclaim, also subsequently amended, against the Company for declaratory judgment of non-infringement of the '376 Patent, for declaratory judgment that the '376 Patent is unenforceable and invalid, and for claims that the Company is infringing a Celestron 1 design patent, U.S. Patent No. D438,221 (the "'221 Patent"), and Celestron 1's trade dress. The counterclaim further alleged that the Company had willfully infringed the '221 Patent and sought an unspecified amount of damages, enhanced damages, and an injunction and other unspecified relief against the Company. However, this design-patent counterclaim was later dismissed with prejudice as to Meade products on sale up to that time.

         On June 4, 2002, the Company filed suit ("the '799 lawsuit") against Celestron 1, Tasco and other related or affiliated parties charging the defendants with patent infringement. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA CV 02-544 (GLT)), alleged that the defendants willfully infringed Meade's Patent No. 6,392,799, entitled "Fully Automated Telescope System with Distributed Intelligence" (the "'799 Patent"). The '799 Patent covers the Company's "level the telescope and point it North" alignment technology (the "Telescope Alignment Technology"), which allows a telescope user to easily align a computer operated telescope. In addition to seeking compensation for damages incurred, including enhanced damages, the suit sought to enjoin Tasco, Celestron 1, and the other defendants from continuing to manufacture or sell products that infringe the '799 Patent.

         On June 7, 2002, the Company filed suit (the '942 lawsuit) against Celestron 1, Tasco and other related or affiliated parties, charging the defendants with correction of patent inventorship, false and misleading representations in violation of the Lanham Act, unfair competition and fraudulent business practices. The complaint, filed in the United States District Court, Central District of California, Southern Division (Case No. SA-CV 02-558 (GLT)), alleged that the defendants misappropriated the Company's Telescope Alignment Technology and subsequently conspired to obtain United States Patent No. 6,369,942, entitled "Auto-Alignment Tracking Telescope Mount" (the "'942 Patent"), by fraudulently representing themselves as the inventors and owners of the Telescope Alignment Technology. In addition to other remedies, the suit sought to establish that Meade invented the Telescope Alignment Technology and that equitable and legal title to the '942 Patent should be vested in the Company

         Celestron 1 and Tasco, in May 2002, transferred certain of their assets in an assignment for the benefit of creditors proceeding to James Feltman, an assignee. Assignee James Feltman subsequently sold the assets on or around June 24, 2002 to a new Celestron entity, Celestron Acquisition LLC ("Celestron 2"). Celestron 2 appeared as a defendant and counterclaimant in the above-referenced lawsuits. James Feltman was also a named defendant in the '799 lawsuit, but not the '376 and '942 lawsuits.

         On November 21, 2002, Celestron 2 filed an action alleging that Meade products infringe United States Patent No. 6,467,738 entitled "Tripod Structure for Telescopes" (the "'738 Patent"). The complaint sought injunctive relief, compensatory and treble damages in an unspecified amount, and attorneys' fees and costs. Meade filed an answer denying all claims in Celestron 2's complaint.

         On September 9, 2003, the Company, Celestron 2, and James Feltman agreed to pursue non-binding mediation of all pending litigation between the parties. As part of the mediation process, the parties agreed to stay all pending litigation (including the discovery process) in the above four cases. This mediation took place on May 10, 2004. Pursuant to a binding handwritten settlement agreement signed by the parties at the mediation (the "Handwritten Agreement"), a settlement was reached as to all pending litigation among the parties on the terms of one of two settlement alternatives. The Handwritten Agreement provided that, in the event the conditions of the first settlement alternative (the "First Alternative") were not satisfied on or before August 15, 2004, the pending litigation would be considered settled on the terms of the second settlement alternative (the "Second Alternative"). Pursuant to the terms of the First Alternative, in exchange for cash payments to be made by Meade, Meade would acquire the exclusive rights to Celestron's computerized telescope technology. Consummation of the First Alternative was subject to the satisfaction of certain conditions, including approval of the United States Federal Trade Commission and approval by Meade's board of directors. The Handwritten Agreement provided that, if the First Alternative was not consummated, the Second Alternative would be effective. Pursuant to the terms of the Second Alternative, Meade grants a license to Celestron under which Celestron will pay Meade a royalty from the sales of telescope products sold by Celestron that include or use any "level the telescope and point it North" or similar telescope alignment technology until the expiration of the last patent licensed by Meade to Celestron. Regardless of which settlement alternative is consummated: (i) Celestron agrees that Meade's '376 and '799 Patents are valid and enforceable; (ii) Meade agrees that Celestron's '221, '899, and '738 Patents are valid and enforceable; (iii) Celestron grants Meade paid-up, royalty free licenses for the rights to use the designs covered by Celestron's '221, '899, and '738 Patents; (iv) Celestron will stipulate to correction of inventorship of its `942 patent and will transfer ownership of such patent to Meade; and (v) the parties will promptly dismiss with prejudice all claims and counterclaims in the pending litigation between them, including claims for past damages.

         Thereafter, the Company and Celestron signed a further settlement agreement, in which they agreed to proceed with the Second Alternative and in which they more fully and formally set forth the terms and conditions of the settlement, and pursuant to which Celestron will pay the Company royalties equal to the greater of $100 per unit or 8% of Celestron's net revenue from sales of all telescope products that utilize the "level-North" technology. On July 8, 2004, the Company and Celestron jointly announced the settlement.

         The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        6(a) Exhibits filed with or incorporated by reference to this Form 10-Q.

         1. Settlement Agreement effective May 10, 2004, between the Company, on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other hand (excluding exhibits thereto) (incorporated by reference to Exhibit 10.56 to the Form 8-K filed with the SEC on July 12, 2004).

         2.  Exhibit 10.57    Second Amendment to Amended and Restated Credit
                              Agreement dated July 9, 2004

         3.  Exhibit 31.1     Sarbanes-Oxley Act Section 302 Certification by
                              Steven G. Murdock

         4.  Exhibit 31.2     Sarbanes-Oxley Act Section 302 Certification by
                              Brent W. Christensen

         5.  Exhibit 32.1     Sarbanes-Oxley Act Section 906 Certification by
                              Steven G. Murdock

         6.  Exhibit 32.2     Sarbanes-Oxley Act Section 906 Certification by
                              Brent W. Christensen

        6(b) Reports on Form 8-K.

         The Company furnished the following Report with the SEC on the following date.

         1. Form 8-K, furnished on April 22, 2004, covering a press release announcing the Company's financial results for the quarterly period and fiscal year ended February 29, 2004.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2004
                                     MEADE INSTRUMENTS CORP.

                                     By: /s/ STEVEN G. MURDOCK
                                        ----------------------------------------
                                             Steven G. Murdock
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND SECRETARY

                                     By: /s/ BRENT W. CHRISTENSEN
                                        ----------------------------------------
                                             Brent W. Christensen
                                             SENIOR VICE PRESIDENT, FINANCE AND
                                             CHIEF FINANCIAL OFFICER