Form 10-Q/A
period 2004-05-31
MEADE INSTRUMENTS CORP
filed 2004-07-21
CIK 1032067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-Q/A
                                Amendment No. 1

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

                                 Yes [ ] No [X]

    Number of shares of common stock outstanding as of July 1, 2004 is 19,988,857, $0.01 par value per share.
================================================================================

                                EXPLANATORY NOTES

THIS AMENDMENT TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2004 IS BEING FILED SOLELY TO INCLUDE EXHIBITS 31.1, 31.2, 32.1 AND 32.2, WHICH WERE INADVERTENTLY OMITTED FROM THE FORM 10-Q FILED ON JULY 15, 2004. NO REVISIONS HAVE BEEN MADE TO THE COMPANY'S FINANCIAL STATEMENTS OR ANY OTHER DISCLOSURE CONTAINED IN THE ORIGINAL FORM 10-Q.

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

      6(a) Exhibits filed with or incorporated by reference to this Form 10-Q/A.

         1. Settlement Agreement effective May 10, 2004, between the Company, on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other hand (excluding exhibits thereto) (incorporated by reference to Exhibit 10.56 to the Form 8-K filed with the SEC on July 12, 2004).

         2.  Exhibit 10.57    Second Amendment to Amended and Restated Credit
                              Agreement dated July 9, 2004 (incorporated by reference to the Form 10-Q filed with the SEC on July 15, 2004).

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

Date: July 21, 2004

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