Form 10-Q
period 2004-08-31
MEADE INSTRUMENTS CORP
filed 2004-10-15
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004
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

(949) 451-1450
(Registrant’s telephone number, including area code)

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

Yes [  ]     No [X]

     Number of shares of common stock outstanding as of September 30, 2004 is 19,988,857, $0.01 par value per share.

MEADE INSTRUMENTS CORP.

i

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31,	February 29,
	2004	2004
ASSETS
Cash	$6,001,000	$7,806,000
Accounts receivable, less allowance for doubtful accounts of $800,000 at August 31, 2004 and $704,000 at February 29, 2004	20,257,000	22,462,000
Inventories	55,726,000	39,777,000
Deferred income taxes	8,755,000	7,888,000
Prepaid expenses and other current assets	777,000	491,000

Total current assets	91,516,000	78,424,000
Goodwill	1,548,000	1,548,000
Acquisition-related intangible assets, net	3,558,000	3,742,000
Property and equipment, net	3,970,000	4,551,000
Other assets, net	144,000	297,000

	$100,736,000	$88,562,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$15,349,000	$5,059,000
Accounts payable	12,349,000	5,319,000
Accrued liabilities	6,230,000	6,884,000
Income taxes payable	1,407,000	3,059,000
Current portion long-term debt	580,000	580,000

Total current liabilities	35,915,000	20,901,000
Long-term bank debt	1,399,000	1,729,000
Deferred income taxes	1,349,000	1,054,000

Total long-term liabilities	2,748,000	2,783,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,989,000 shares issued and outstanding at August 31, 2004 and at February 29, 2004, respectively	200,000	200,000
Additional paid-in capital	40,432,000	40,445,000
Retained earnings	23,851,000	25,891,000
Accumulated other comprehensive (loss) income	(90,000)	882,000

	64,393,000	67,418,000
Unearned ESOP shares	(2,320,000)	(2,540,000)

Total stockholders’ equity	62,073,000	64,878,000

	$100,736,000	$88,562,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2003	2004	2003
Net sales	$22,511,000	$28,284,000	$42,128,000	$52,775,000
Cost of sales	16,939,000	20,123,000	31,851,000	38,881,000

Gross profit	5,572,000	8,161,000	10,277,000	13,894,000
Selling expenses	3,850,000	4,258,000	7,252,000	7,585,000
General and administrative expenses	2,456,000	3,026,000	4,932,000	5,695,000
ESOP expense	95,000	125,000	198,000	294,000
Research and development expenses	442,000	455,000	967,000	989,000

Operating (loss) income	(1,271,000)	297,000	(3,072,000)	(669,000)
Interest expense	199,000	220,000	350,000	436,000

(Loss) income before income taxes	(1,470,000)	77,000	(3,422,000)	(1,105,000)
(Benefit) provision for income taxes	(589,000)	37,000	(1,382,000)	(433,000)

Net (loss) income	$(881,000)	$40,000	$(2,040,000)	$(672,000)

Basic and diluted (loss) earnings per share	$(0.05)	$0.00	$(0.11)	$(0.04)

Weighted average number of shares outstanding — basic	19,262,000	18,876,000	19,247,000	18,832,000

Weighted average number of shares outstanding — diluted	19,262,000	19,026,000	19,247,000	18,832,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,040,000)	$(672,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	998,000	989,000
ESOP contribution	198,000	294,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,162,000	(5,005,000)
Increase in inventories	(16,068,000)	(8,566,000)
(Increase) decrease in prepaid expenses and other assets	(80,000)	362,000
Increase in accounts payable	7,164,000	8,910,000
Decrease in accrued liabilities	(1,966,000)	(593,000)
Decrease in income taxes payable	(1,630,000)	—

Net cash used in operating activities	(11,262,000)	(4,281,000)

Cash flows from investing activities:
Capital expenditures	(216,000)	(282,000)

Net cash used in investing activities	(216,000)	(282,000)

Cash flows from financing activities:
Net borrowings under bank lines of credit	10,290,000	5,733,000
Payments on long-term bank notes	(285,000)	(256,000)
Payments under capital lease obligations	—	(25,000)

Net cash provided by financing activities	10,005,000	5,452,000

Effect of exchange rate changes on cash	(332,000)	71,000

Net increase (decrease) in cash	(1,805,000)	960,000
Cash at beginning of period	7,806,000	2,445,000

Cash at end of period	$6,001,000	$3,405,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Basis of Presentation

          In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

          The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The results of operations for the quarters ended August 31, 2004 and 2003, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. Stock Based Compensation

          The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s loss and loss per share would have been increased to the pro forma amounts indicated below.

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Reported income (loss)	$(881,000)	$40,000	$(2,040,000)	$(672,000)
Compensation expense determined under fair value method, net of tax	(275,000)	(281,000)	(513,000)	(540,000)

Pro forma net loss	$(1,156,000)	$(241,000)	$(2,553,000)	$(1,212,000)

Reported net (loss) income per share – basic and diluted	$(0.05)	$0.00	$(0.11)	$(0.04)

Pro forma loss per share – basic and diluted	$(0.06)	$(0.01)	$(0.13)	$(0.06)

          The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Weighted average expected life (years)	6.0	6.0	6.0	6.0
Volatility	69.3%	100.9%	69.3%	100.9%
Risk-free interest rate	3.38%	3.75%	3.38%	3.75%
Expected dividends	None	None	None	None
Weighted average fair value of options granted	$1.99	$2.33	$1.99	$2.33

C. Composition of Certain Balance Sheet Accounts

          The composition of inventories is as follows:

	August 31,	February 29,
	2004	2004
Raw materials	$6,323,000	$7,691,000
Work-in-process	4,389,000	6,193,000
Finished goods	45,014,000	25,893,000

	$55,726,000	$39,777,000

          The composition of acquisition-related intangible assets is as follows:

	August 31,	February 29,
	2004	2004
Brand names – non-amortizing	$2,041,000	$2,041,000

Trademarks	1,398,000	1,398,000
Customer relationships	1,390,000	1,390,000
Accumulated amortization	(1,271,000)	(1,087,000)

Total amortizing acquisition-related intangible assets	1,517,000	1,701,000

Total acquisition-related intangible assets	$3,558,000	$3,742,000

          Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2005	$367,000
2006	367,000
2007	139,000
2008	139,000
2009	139,000

          The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually or when an indicator of impairment exists.

D. Commitments and Contingencies

          In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”), charging the two companies with patent infringement and unfair competition. The complaints alleged that a number of Tasco’s and Celestron’s consumer telescopes willfully infringe certain of the Company’s U.S. patents. Tasco and Celestron filed answers and certain counterclaims denying the Company’s allegations. The counterclaims also alleged, among other things, that the Company infringed certain Celestron patents. On July 8, 2004, the Company announced that it had reached an agreement, effective May 10, 2004, under which all outstanding litigation between the parties had been resolved.

          As stipulated in the agreement, Celestron acknowledges the validity of Meade’s claims to two utility patents (“Meade’s Patents”), including the “level-North” alignment technology for computerized telescopes, as well as a patented architecture by which several microprocessors in a computerized telescope optimally communicate with one another. Also as stipulated in the agreement, Meade acknowledges the validity of Celestron’s claim to two design patents and one utility patent covering certain telescope tripods and mounts (“Celestron’s Patents”). Celestron also transfers to Meade ownership of a patent, originally claimed by Celestron, covering “level-North” technology.

          The settlement includes a licensing agreement under which, effective August 15, 2004, and continuing for the life of the Meade Patents, Meade granted Celestron a non-exclusive license to utilize the patents, and Celestron will pay to Meade royalties equal to the greater of $100-per-unit or 8% of Celestron’s net revenue from sales of all telescopes that utilize the “level-North” technology. Celestron in turn granted Meade royalty-free, non-exclusive licenses for the rights to use the designs and technology covered by Celestron’s Patents.

          In accordance with the terms of the agreement the parties have dismissed with prejudice all claims and counterclaims in the pending litigation between them, including for past damages.

          The Company is also involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

E. Earnings (loss) Per Share

          Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock consist of outstanding stock options which are included under the treasury stock method. The sole difference between the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended August 31, 2003 reflects additional potential shares of common stock for outstanding stock options. Due to the net losses for the three and six months ended August 31, 2004 and the six months ended August 31, 2003, potential shares of common stock of 139,000, 181,000, and 74,000, respectively, have been excluded from diluted weighted average shares of common stock as the effect would be anti-dilutive.

F. Comprehensive Income (Loss)

          Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at August 31, 2004, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended August 31, 2004, the Company had other comprehensive income (loss) as follows:

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Net (loss) income	$(881,000)	$40,000	$(2,040,000)	$(672,000)
Currency translation adjustments	(117,000)	(366,000)	(148,000)	(4,000)
Change in fair value of foreign currency forward contracts, net of tax	(441,000)	471,000	(839,000)	(405,000)
Unrealized loss in marketable securities, net of tax	—	—	—	(97,000)
Change in fair value of interest rate swap	7,000	11,000	15,000	17,000

Total other comprehensive (loss) income	$(1,432,000)	$156,000	$(3,012,000)	$(1,161,000)

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

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Beginning balance	$1,204,000	$1,744,000	$1,427,000	$1,794,000
Warranty accrual	126,000	84,000	256,000	207,000
Labor and material usage	(171,000)	(268,000)	(524,000)	(441,000)

Ending balance	$1,159,000	$1,560,000	$1,159,000	$1,560,000

H. Derivative instruments and hedging activities

          The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

	August 31, 2004		February 29, 2004
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Interest rate swap agreement	$875,000	$(2,000)	$1,085,000	$(17,000)
Cash flow forward currency contracts	$6,665,000	$(1,399,000)	—	—

          At August 31, 2004, the fair values of forward currency contracts and interest rate swap agreements are recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income, net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

          The nature of the Company’s business is seasonal. Historically, sales in the third quarter have been higher than sales achieved in each of the other three fiscal quarters of the year. Thus, expenses and, to a greater extent, operating income vary by quarter. Caution, therefore, is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

          Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

          Net sales for the second quarter of fiscal 2005 were $22.5 million compared to $28.3 million for the second quarter of fiscal 2004, a decrease of 20.4%. Sales of the Company’s mid-priced and higher-priced telescopes were down approximately $4 million from the prior year quarter. This decrease in sales reflects current-year weakness in the mid-to-higher price telescope categories. Management also believes that sales of mid-to-higher priced telescopes in the prior year were higher because of the Mars opposition. Sales of smaller-aperture telescopes and binoculars were each down over $1 million, from the prior year quarter. The decrease in sales of smaller-aperture telescopes was principally due to a more conservative purchasing pattern at one of the Company’s significant customers. The decrease in sales of binoculars was primarily the result of lower sales of discontinued products and continuing price competition in the digital camera/binocular lines. The Simmons subsidiary was liquidating several discontinued binocular lines in the prior year quarter. Those sales were not repeated in the current year quarter.

          Gross profit decreased from $8.2 million (28.9 % of net sales) for the second quarter of fiscal 2004 to $5.6 million (24.8 % of net sales) for the second quarter of fiscal 2005, a decrease of 31.7%. The decrease was due to decreased sales compared to the prior year quarter. The decrease in gross margin (gross profit as a percent of net sales) was principally due sales mix and the effect of relatively fixed costs on lower sales volume.

          Selling expenses decreased from $4.3 million (15.1% of net sales) for the second quarter of fiscal 2004 to $3.9 million (17.1% of net sales) for the second quarter of fiscal 2005, a decrease of 9.6%. The net decrease was primarily attributable to lower freight costs on lower sales volume. General and administrative expenses decreased from $3.0 million (10.7% of net sales) for the second quarter of fiscal 2004, to $2.5 million (10.9% of net sales) for the second quarter of fiscal 2005, a decrease of 18.8%. The net decrease was principally due to lower consulting and professional fees in the current year quarter.

          ESOP contribution expense remained relatively flat at $0.1 million (0.4% of net sales) for each period presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

          Research and development expenses remained relatively flat, decreasing from $0.5 million (1.6% of net sales) for the second quarter of fiscal 2004 to $0.4 million (2.0% of net sales) for the second quarter of fiscal 2005, a decrease of only 2.9%. The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market.

          Interest expense remained flat at approximately $0.2 million for each quarter presented. Average borrowings and borrowing rates were comparable during the periods presented.

          Six Months Ended August 31, 2004 Compared to Six Months Ended August 31, 2003

          Net sales for the six months ended August 31, 2004 were $42.1 million compared to $52.8 million for the comparable prior year period, a decrease of 20.2%. Sales of the Company’s mid-priced and higher-priced telescopes were down approximately $7 million from the prior year period. This decrease in sales reflects current-year weakness in the mid-to-higher price telescope categories. Management also believes that sales of mid-to-higher priced telescopes in the prior year were higher because of the Mars opposition. Sales of smaller-aperture telescopes and binoculars were down approximately $1 million, and $2 million, respectively, from the prior year period. The decrease in sales of smaller-aperture telescopes was principally due to a more conservative purchasing pattern at one of the Company’s significant customers. The decrease in sales of binoculars was primarily the result of lower sales of discontinued products and continuing price competition in the digital camera/binocular lines. The Simmons subsidiary was liquidating several discontinued binocular lines in the prior year quarter. Those sales were not repeated in the current year quarter.

          Gross profit decreased from $13.9 million (26.3% of net sales) for the six months ended August 31, 2003 to $10.3 million (24.4% of net sales) for the comparable current year period, a decrease of 26.0%. The decrease was due to decreased sales compared to the prior year period. Although average selling prices on many of the Company’s products have increased over the prior year, gross margin (gross profit as a percent of net sales) decreased due to changes in sales mix and the effect of relatively fixed costs on lower sales volume.

          Selling expenses decreased from $7.6 million (14.4% of net sales) for the six months ended August 31, 2003 to $7.3 million (17.2% of net sales) for the comparable current year period, a decrease of 4.4%. The slight net decrease was primarily due to lower freight costs on lower sales volume. General and administrative expenses decreased from $5.7 million (10.8% of net sales) for the six months ended August 31, 2003 to $4.9 million (11.7% of net sales) for the comparable current year period, a decrease of 13.4%. The net decrease was principally due to lower consulting and professional fees in the current year quarter.

          ESOP contribution expense decreased from $0.3 million (0.6% of net sales) for the six months ended August 31, 2003 to $0.2 million (0.5% of net sales) for the comparable current year period, a decrease of 32.7%. The decrease in this non-cash charge was principally due to a decrease in the number of shares allocated to the Employee Stock Ownership Plan during the period as compared to the prior year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

          Research and development expenses remained relatively flat at $1.0 million for each of the periods presented (representing 1.9% and 2.3% of net sales for the six months ended August 31, 2003 and 2004, respectively). The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market.

          Interest expense remained relatively flat at approximately $0.4 million for each of the periods presented. A small decrease in average borrowings from the prior year lowered interest expense slightly.

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

Liquidity and Capital Resources

          For the six months ended August 31, 2004 the Company funded its operations with short-term bank borrowings. Internally generated cash flow from the net loss adjusted for non-cash charges was used to increase inventories and decrease accrued liabilities and income taxes payable. Operating cash flows were increased by a decrease in accounts receivable and an increase in accounts payable. Inventory levels increased on lower than expected second quarter sales and in anticipation of seasonally higher third quarter sales. Historically, sales in the third quarter have been higher than sales achieved in each of the other three fiscal quarters of the year. The increase in inventories was partially funded by bank borrowings and partially by a significant increase in accounts payable. Lower sales and losses during the period led to decreases in accounts receivable, income taxes and accrued liabilities. Net working capital totaled approximately $55.6 million at August 31, 2004, compared to $57.5 million at February 29, 2004. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

          The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at August 31, 2004 was approximately $14.8 million. At August 31, 2004, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement. On July 9, 2004 the Company executed the Second Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment extended the term of the facility to September 30, 2007, eliminated a U.S. EBITDA covenant, added a U.S. fixed charge coverage ratio requirement, and made several other changes, principally improving the facility’s pricing, availability calculations and reporting requirements. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

          Capital expenditures, including financed purchases of equipment, aggregated $0.2 million and $0.3 million for the six months ended August 31, 2004 and 2003, respectively. The Company had no material capital expenditure commitments at August 31, 2004.

Forward-Looking Information

          The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company’s ability to integrate, develop and grow the Simmons business; the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company’s ability to recognize any benefits from its engineering office in China; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in certain industrial applications such as digital imaging; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

     Our business is vulnerable to changing economic conditions, including:

•	a decline in general economic conditions;

•	uncertainties affecting consumer spending; and

•	changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive instruments.

     Our intellectual property rights are subject to risks, including:

•	the potential that we may be unable to obtain and maintain patents and copyrights to protect our proprietary technologies;

•	competitors’ infringement upon Meade’s existing and future intellectual property; and

•	competitors’ intellectual property rights that may restrict our ability to compete effectively.

     Our business is subject to other risks, including:

•	a general decline in demand for the Company’s products;

•	an inability to continue to design and manufacture products that will achieve and maintain commercial success;

•	the potential that we may fail to penetrate the binocular and riflescope markets and achieve meaningful sales;

•	any significant interruption of our manufacturing abilities in our domestic or Mexican facilities or in any of our suppliers located in the Far East;

•	greater than anticipated competition;

•	any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; and

•	increasing ESOP charges in the event the market price of the Company’s stock increases.

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

          Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the six months ended August 31, 2004 was an unrealized gain of $15,000 which is included in other comprehensive income for the six months ended August 31, 2004.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In connection with the Company’s Annual Meeting of Stockholders, held on July 8, 2004, the stockholders of the Company re-elected Timothy C. McQuay as a director for a three-year term expiring at the Company’s Annual Meeting to be held in 2007.

          The voting results were as follows:

	For	Withheld
Re-election of Timothy C. McQuay to the Company’s Board of Directors	14,613,496	100,703

ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS

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

Date: October 15, 2004

MEADE INSTRUMENTS CORP.

	By:	/s/ STEVEN G. MURDOCK

Steven G. Murdock
President, Chief Executive Officer
and Secretary

	By:	/s/ BRENT W. CHRISTENSEN

Brent W. Christensen
Senior Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen