Form 10-Q
period 2004-11-30
MEADE INSTRUMENTS CORP
filed 2005-01-07
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22183

MEADE INSTRUMENTS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2988062 (I.R.S. Employer Identification No.)

6001 Oak Canyon, Irvine, CA (Address of principal executive offices)	92618 (Zip Code)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     Number of shares of common stock outstanding as of December 31, 2004 is 20,001,855, $0.01 par value per share.

MEADE INSTRUMENTS CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	November 30,	February 29,
	2004	2004
Current assets:
Cash	$894,000	$7,806,000
Accounts receivable, less allowance for doubtful accounts of $742,000 at November 30, 2004 and $704,000 at February 29, 2004	43,948,000	22,462,000
Inventories	49,678,000	39,777,000
Deferred income taxes	6,629,000	7,888,000
Prepaid expenses and other current assets	714,000	491,000

Total current assets	101,863,000	78,424,000
Goodwill	1,548,000	1,548,000
Acquisition-related intangible assets, net	3,466,000	3,742,000
Property and equipment, net	4,107,000	4,551,000
Other assets, net	89,000	297,000

	$111,073,000	$88,562,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$21,402,000	$5,059,000
Accounts payable	11,259,000	5,319,000
Accrued liabilities	7,484,000	6,884,000
Income taxes payable	2,185,000	3,059,000
Current portion long-term debt	590,000	580,000

Total current liabilities	42,920,000	20,901,000
Long-term bank debt	1,354,000	1,729,000
Deferred income taxes	1,054,000	1,054,000

Total long-term liabilities	2,408,000	2,783,000

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 20,002,000 shares issued and outstanding at November 30, 2004 and 19,989,000 at February 29, 2004, respectively	200,000	200,000
Additional paid-in capital	40,452,000	40,445,000
Retained earnings	26,650,000	25,891,000
Accumulated other comprehensive income	617,000	882,000

	67,919,000	67,418,000
Unearned ESOP shares	(2,174,000)	(2,540,000)

Total stockholders’ equity	65,745,000	64,878,000

	$111,073,000	$88,562,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Net sales	$49,687,000	$54,448,000	$92,060,000	$107,223,000
Cost of sales	35,775,000	37,892,000	67,626,000	76,773,000

Gross profit	13,912,000	16,556,000	24,434,000	30,450,000
Selling expenses	5,911,000	6,573,000	13,163,000	14,158,000
General and administrative expenses	2,223,000	3,275,000	7,410,000	8,970,000
ESOP expense	130,000	341,000	318,000	635,000
Research and development expenses	672,000	462,000	1,639,000	1,451,000

Operating income	4,976,000	5,905,000	1,904,000	5,236,000
Interest expense	283,000	325,000	633,000	761,000

Income before income taxes	4,693,000	5,580,000	1,271,000	4,475,000
Provision for income taxes	1,894,000	2,204,000	512,000	1,771,000

Net income	$2,799,000	$3,376,000	$759,000	$2,704,000

Basic earnings per share	$0.14	$0.18	$0.04	$0.14

Diluted earnings per share	$0.14	$0.17	$0.04	$0.14

Weighted average number of shares outstanding — basic	19,312,000	19,070,000	19,269,000	18,911,000

Weighted average number of shares outstanding — diluted	19,477,000	19,335,000	19,445,000	19,068,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	November 30,
	2004	2003
Cash flows from operating activities:
Net income	$759,000	$2,704,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,346,000	1,541,000
ESOP contribution	318,000	635,000
Changes in assets and liabilities:
Increase in accounts receivable	(20,292,000)	(27,344,000)
Increase in inventories	(9,585,000)	(6,955,000)
Decrease in prepaid expenses and other assets	940,000	1,224,000
Increase in accounts payable	5,603,000	3,683,000
Increase (decrease) in accrued liabilities	(571,000)	783,000
Increase (decrease) in income taxes payable	(190,000)	1,468,000
Net cash used in operating activities	(21,672,000)	(22,261,000)

Cash flows from investing activities:
Capital expenditures	(562,000)	(323,000)

Net cash used in investing activities	(562,000)	(323,000)

Cash flows from financing activities:
Net borrowings under bank lines of credit	16,032,000	22,012,000
Payments on long-term bank notes	(431,000)	(398,000)
Proceeds from the exercise of stock options	32,000	410,000
Payments under capital lease obligations	—	(25,000)
Net cash provided by financing activities	15,633,000	21,999,000

Effect of exchange rate changes on cash	(311,000)	307,000

Net increase (decrease) in cash	(6,912,000)	(278,000)
Cash at beginning of period	7,806,000	2,445,000

Cash at end of period	$894,000	$2,167,000

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

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2004 and 2003, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. Stock Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below.

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Reported income	$2,799,000	$3,376,000	$759,000	$2,704,000
Compensation expense determined under fair value method, net of tax	(268,000)	(45,000)	(781,000)	(583,000)

Pro forma net income (loss)	$2,531,000	$3,331,000)	$(22,000)	$2,121,000

Reported net income per share – basic	$0.14	$0.18	$0.04	$0.14

Reported net income per share – diluted	$0.14	$0.17	$0.04	$0.14

Pro forma income (loss) per share – basic and diluted	$0.13	$0.17	$(0.00)	$0.11

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Weighted average expected life (years)	6.0	6.0	6.0	6.0
Volatility	69.3%	100.9%	69.3%	100.9%
Risk-free interest rate	3.38%	3.75%	3.38%	3.75%
Expected dividends	None	None	None	None
Weighted average fair value of options granted	$2.01	$2.34	$2.01	$2.34

C. Composition of Certain Balance Sheet Accounts

     The composition of inventories is as follows:

	November 30,	February 29,
	2004	2004
Raw materials	$6,695,000	$7,691,000
Work-in-process	5,764,000	6,193,000
Finished goods.	37,219,000	25,893,000

	$49,678,000	$39,777,000

     The composition of acquisition-related intangible assets is as follows:

	November 30,	February 29,
	2004	2004
Brand names – non-amortizing	$2,041,000	$2,041,000

Trademarks (7-15 year life)	1,398,000	1,398,000
Customer relationships (10 year life)	1,390,000	1,390,000
Accumulated amortization	(1,363,000)	(1,087,000)

Total amortizing acquisition-related intangible assets	1,425,000	1,701,000

Total acquisition-related intangible assets	$3,466,000	$3,742,000

     Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2005	$367,000
2006	367,000
2007	139,000
2008	139,000
2009	139,000

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

     The settlement includes a licensing agreement under which, effective August 15, 2004, and continuing for the life of the Meade Patents, Meade granted Celestron a non-exclusive license to utilize the patents, and Celestron will pay to Meade royalties equal to the greater of $100-per-unit or 8% of Celestron’s net revenue from sales of all telescopes that utilize the “level-North” technology. Celestron in turn granted Meade royalty-free, non-exclusive licenses for the rights to use the designs and technology covered by Celestron’s Patents. Included in net sales for the three and nine months ended November 30, 2004 was approximately $23,000 for royalties received.

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

E. Earnings Per Share

     Basic earnings per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding which excludes unallocated ESOP shares. Diluted earnings per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock consist of outstanding stock options which are included under the treasury stock method. The sole difference between the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and nine month periods ended November 30, 2004 and 2003 reflects additional potential shares of common stock for outstanding stock options.

F. Comprehensive Income

     Comprehensive income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at November 30, 2004, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the periods ended November 30, 2004, the Company had other comprehensive income as follows:

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Net income	$2,799,000	$3,376,000	$759,000	$2,704,000
Currency translation adjustments, net of tax	540,000	412,000	392,000	408,000
Change in fair value of foreign currency forward contracts, net of tax	165,000	392,000	(674,000)	(13,000)
Unrealized loss in marketable securities, net of tax	—	—	—	(97,000)
Change in fair value of interest rate swap	2,000	9,000	17,000	26,000

Total other comprehensive income	$3,506,000	$4,189,000	$494,000	$3,028,000

G. Product Warranties

     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a one or two-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. The following are changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets.

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Beginning balance	$1,159,000	$1,560,000	$1,427,000	$1,794,000
Warranty accrual	70,000	507,000	326,000	714,000
Labor and material usage	(151,000)	(231,000)	(675,000)	(672,000)

Ending balance	$1,078,000	$1,836,000	$1,078,000	$1,836,000

H. Derivative instruments and hedging activities

     The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

	November 30, 2004		February 29, 2004
	Notional amount	Fair Value	Notional amount	Fair Value
Interest rate swap agreement	$—	$—	$1,085,000	$(17,000)
Cash flow forward currency contracts	$3,400,000	$(1,123,000)	—	—

     At November 30, 2004, the fair values of forward currency contracts are recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. As of November 30, 2004, the interest rate swap agreement had matured. Changes in the fair value of the interest rate swap agreement and the cash flow forward currency contracts have been recorded as a component of other comprehensive income, net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through April 2005.

I. Bank Borrowings

     At November 30, 2004, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement, with the exception of its U.S. fixed charge coverage ratio requirement. On December 15, 2004 the Company executed the Third Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment amends the U.S. fixed charge coverage ratio covenant, the consolidated fixed charge coverage ratio covenant, sets minimum availability requirements, and makes several other changes, principally adjusting the facility’s pricing tables. The Company is required to report its covenant calculations to the bank for the quarter ended November 30, 2004 based upon the terms of the Amendment. The Company was in compliance with all restrictive covenants and required ratios as of November 30, 2004 after giving effect to the Amendment.

J. Subsequent event

     On December 1, 2004, Coronado Instruments, Inc., a California corporation (“Coronado Instruments”) and wholly-owned subsidiary of Meade signed an agreement to purchase substantially all of the assets and assume substantially all of the liabilities of Coronado Technology Group LLC (“Coronado”), an Arizona limited liability company in the business of manufacturing and selling solar observation filters and equipment. Meade will account for the purchase as an asset purchase and will operate the business as Coronado Instruments. Under the terms of the agreement Meade is to pay an initial payment of $2.5 million to Coronado (payable as prescribed by the agreement). Meade may also pay an earn-out payment based upon the profitability of Coronado Instruments during the 2005 calendar year. Any earn-out payment will be accounted for as additional purchase price.

K. New Accounting Pronouncements

     On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law's provisions relating to allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

     In December 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes the FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The Company will be required to implement the new pronouncement at the beginning of the third quarter of fiscal 2006. The Company has not yet assessed the impact of adopting this new standard.

L. Reclassifications

     Certain reclassifications have been made to conform prior periods to the current presentation.

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

     Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

     Net sales for the third quarter of fiscal 2005 were $49.7 million compared to $54.4 million for the third quarter of fiscal 2004, a decrease of 8.7%. Sales of the Company’s mid-priced and higher-priced telescopes were down approximately $5 million from the prior year quarter. This decrease in sales reflects current-year weakness in the mid-to-higher priced telescope categories. In addition, management believes that sales of mid-to-higher priced telescopes in the prior year were higher because of the Mars opposition. As the effects of the Mars opposition (i.e. high inventory levels at several of the Company’s dealers and distributors and sales pull from a unique celestial event) continue to diminish, and with the introduction of several new products slated for the mid-to-higher priced telescope market in the coming months, management believes that the downward trend in sales of telescopes in this price category will end. Sales of smaller-aperture telescopes were also down approximately $2 million largely due to decreased sales at one of the Company’s significant customers. Binocular sales were down approximately $2 million primarily due to continuing price competition in the digital camera/binocular market. Offsetting these reductions was an increase of approximately $2 million in riflescope sales, principally to one new customer, an increase of approximately $1 million in the company’s new night vision products, and an increase of over $1 million in microscope sales due to a large order in Europe. The weakened dollar versus the euro compared to the prior year period also positively affected sales (by approximately $1 million).

     Gross profit decreased from $16.6 million (30.4% of net sales) for the third quarter of fiscal 2004 to $13.9 million (28.0% of net sales) for the third quarter of fiscal 2005, a decrease of 16.0%. The decrease was due to decreased sales compared to the prior year quarter. The decrease in gross margin (gross profit as a percent of net sales) was principally due to sales mix and the effect of relatively fixed costs on lower sales volume. The weakened dollar versus the euro did not have a significant effect on gross profit because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases.

     Selling expenses decreased from $6.6 million (12.1% of net sales) for the third quarter of fiscal 2004 to $5.9 million (11.9% of net sales) for the third quarter of fiscal 2005, a decrease of 10.1%. Several expense categories decreased from the prior year. Shipping and sales department wages, freight, temporary help and allowance for doubtful accounts each decreased approximately $0.2 million dollars due principally to lower sales. Offsetting those selling expenses was an increase in marketing and advertising costs of approximately $0.2 million dollars. General and administrative expenses decreased from $3.3 million (6.0% of net sales) for the third quarter of fiscal 2004, to $2.2 million (4.5% of net sales) for the third quarter of fiscal 2005, a decrease of 32.1%. The decrease was principally due to lower performance based compensation, which was down approximately $1.0 million from the prior year, and consulting and professional fees which were down approximately $0.3 million.

     ESOP contribution expense decreased from $0.3 million (0.6% of net sales) for the third quarter of fiscal 2004 to $0.1 million (0.3% of net sales) for the third quarter of fiscal 2005, a decrease of 61.9%. The decrease in this non-cash charge was principally due to a decrease in the number of shares allocated to the Employee Stock Ownership Plan during the period as compared to the prior year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

     Research and development expenses increased from $0.5 million (0.8% of net sales) for the third quarter of fiscal 2004 to $0.7 million (1.3% of net sales) for the third quarter of fiscal 2005, an increase of 45.5%. Outsourced expenditures affected the increase. The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market.

     Interest expense remained flat at approximately $0.3 million for each quarter presented. Average borrowings and borrowing rates were comparable during the periods presented.

     Nine months Ended November 30, 2004 Compared to Nine months Ended November 30, 2003

     Net sales for the nine months ended November 30, 2004 were $92.1 million compared to $107.2 million for the comparable prior year period, a decrease of 14.1%. Sales of the Company’s mid-priced and higher-priced telescopes were down approximately $14 million from the prior year period. This decrease in sales reflects current-year weakness in the mid-to-higher priced telescope categories. In addition, management believes that sales of mid-to-higher priced telescopes in the prior year were higher because of the Mars opposition. As the effects of the Mars opposition (i.e. high inventory levels at several of the Company’s dealers and distributors and sales pull from a unique celestial event) continue to diminish, and with the introduction of several new products slated for the mid-to-higher priced telescope market in the coming months, management believes that the downward trend in sales of telescopes in this price category will end. Sales of smaller-aperture telescopes were also down approximately $3 million largely due to decreased sales at one of the Company’s significant customers. Binocular sales were down approximately $3 million, primarily due to continuing price competition in the digital camera/binocular market. Offsetting these reductions was increase of approximately $2 million in the company’s new night vision products, and an increase of over $1 million in microscope sales due to a large order in Europe. The weakened dollar versus the euro compared to the prior year period also positively affected sales (by approximately $2 million).

     Gross profit decreased from $30.5 million (28.4% of net sales) for the nine months ended November 30, 2003 to $24.4 million (26.6% of net sales) for the comparable current year period, a decrease of 19.8%. The decrease was due to decreased sales compared to the prior year period. Gross margin (gross profit as a percent of net sales) decreased overall due to changes in sales mix and the effect of relatively fixed costs on lower sales volume. The weakened dollar versus the euro did not have a significant effect on gross profit because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases.

     Selling expenses decreased from $14.2 million (13.2% of net sales) for the nine months ended November 30, 2003 to $13.2 million (14.3% of net sales) for the comparable current year period, a decrease of 7.0%. The decrease was primarily due to lower in-store advertising costs (approximately $0.5 million), and lower freight costs on lower sales volume. General and administrative expenses decreased from $9.0 million (8.4% of net sales) for the nine months ended November 30, 2003 to $7.4 million (8.0% of net sales) for the comparable current year period, a decrease of 17.4%. The decrease was principally due to lower performance based compensation, which was down approximately $1.0 million from the prior year, and consulting and professional fees which were down approximately $0.5 million.

     ESOP contribution expense decreased from $0.6 million (0.6% of net sales) for the nine months ended November 30, 2003 to $0.3 million (0.3% of net sales) for the comparable current year period, a decrease of 49.9%. The decrease in this non-cash charge was principally due to a decrease in the number of shares allocated to the Employee Stock Ownership Plan during the period as compared to the prior year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

     Research and development expenses increased from $1.5 million (1.4% of net sales) for the nine months ended November 30, 2003 to $1.6 million (1.8% of net sales) for the comparable current year period, an increase of 13.0%. The increase was largely related to outsourced expenditures. The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market.

     Interest expense decreased from $0.8 million (0.7% of net sales) for the nine months ended November 30, 2003 to $0.6 million (0.7% of net sales) for the comparable current year period, a decrease of 16.8%. Small changes in average borrowings and borrowing rates from the prior year lowered interest expense slightly.

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

Liquidity and Capital Resources

     For the nine months ended November 30, 2004 the Company funded its operations with net income and short-term bank borrowings. In November 2004, approximately $3 million in cash was transferred from the Company’s European subsidiary to fund the initial payment for the Coronado acquisition. Payment of the Coronado initial payment is expected to occur during the Company’s fourth fiscal quarter. Until the payment of the Coronado initial payment is made, the cash will be used to pay down the Company’s U.S. revolving line of credit. Internally generated cash flow from net income adjusted for non-cash charges plus bank borrowings were used to increase accounts receivable and inventories. Operating cash flows were increased by an increase in accounts payable. Accounts payable increased with increased inventories. Inventories increased to $49.7 million at November 30, 2004 from $47.4 million at November 30, 2003 an increase of approximately 5%. Inventory levels have increased over the nine months ended November 30, 2004 on lower than expected sales during the year. The increase in inventories was partially funded by bank borrowings and partially by an increase in accounts payable. Net working capital totaled approximately $58.9 million at November 30, 2004, compared to $57.5 million at February 29, 2004. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at November 30, 2004 was approximately $15.4 million. At November 30, 2004, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement, with the exception of its U.S. fixed charge coverage ratio requirement. On December 15, 2004 the Company executed the Third Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment amends the U.S. fixed charge coverage ratio covenant and the consolidated fixed charge coverage ratio covenant, sets minimum availability requirements, and makes several other changes, principally adjusting the facility’s pricing tables. The Company is required to report its covenant calculations to the bank for the quarter ended November 30, 2004 based upon the terms of the Amendment. The Company was in compliance with all restrictive covenants and required ratios as of November 30, 2004 after giving effect to the Amendment. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

     Capital expenditures, including financed purchases of equipment, aggregated $0.6 million and $0.3 million for the nine months ended November 30, 2004 and 2003, respectively. The Company had no material capital expenditure commitments at November 30, 2004.

New Accounting Pronouncements

     On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law's provisions relating to allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

     In December 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes the FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The Company will be required to implement the new pronouncement at the beginning of the third quarter of fiscal 2006. The Company has not yet assessed the impact of adopting this new standard.

Forward-Looking Information

     The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers and end the downward trend in telescope sales; the Company’s ability to develop and grow the Simmons business; the Company’s ability to integrate and grow the Coronado business: the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company’s ability to recognize any benefits from its engineering and quality control office in China; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in certain industrial applications such as digital imaging; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

     Our business is vulnerable to changing economic conditions, including:

•	a decline in general economic conditions;

•	uncertainties affecting consumer spending; and

•	changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive instruments.

     Our intellectual property rights are subject to risks, including:

•	the potential that we may be unable to obtain and maintain patents and copyrights to protect our proprietary technologies;

•	competitors’ infringement upon Meade’s existing and future intellectual property; and

•	competitors’ intellectual property rights that may restrict our ability to compete effectively.

     Our business is subject to other risks, including:

•	a general decline in demand for the Company’s products;

•	an inability to continue to design and manufacture products that will achieve and maintain commercial success;

•	the potential that we may fail to penetrate the binocular, riflescope and solar observing markets and achieve meaningful sales;

•	any significant interruption of our manufacturing abilities in our domestic or Mexican facilities or in any of our suppliers located in the Far East;

•	greater than anticipated competition;

•	any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; and

•	increasing ESOP charges in the event the market price of the Company’s stock increases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company has agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The change in the fair value of the interest rate swap for the nine months ended November 30, 2004 was an unrealized gain of $17,000 which is included in other comprehensive income for the nine months ended November 30, 2004. As of November 30, 2004 the swap agreement had matured.

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

Date: January 7, 2005

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