Form 10-K/A
period 2004-02-29
MEADE INSTRUMENTS CORP
filed 2005-03-17
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 Par Value Per Share

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     As of May 14, 2004, there were 19,988,857 outstanding shares of the Registrant’s common stock, par value $0.01 per share (“common stock”), which is the only class of common stock of the Registrant.

     As of August 31, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $3.23 per share as reported by Nasdaq, was approximately $35.6 million.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2).

Yes ☐ No ☑

Documents Incorporated by Reference

     Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2004, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
Item 9A. Controls and Procedures
SIGNATURES
Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by Meade Instruments Corp. (the “Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended February 29, 2004 to: 1) amend and restate in its entirety Item 9A of the Form 10-K, and 2) amend the signatures page.

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

     The Company’s chief executive officer and chief financial officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company.

     No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005	MEADE INSTRUMENTS CORP.
	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
President, Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Murdock Steven G. Murdock	Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	March 16, 2005
/s/ Brent W. Christensen Brent W. Christensen	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ Harry L. Casari Harry L. Casari	Director and Chairman of the Board	March 16, 2005
/s/ Timothy C. McQuay Timothy C. McQuay	Director	March 16, 2005
/s/ Michael P. Hoopis Michael P. Hoopis	Director	March 16, 2005
/s/ Vernon L. Fotheringham Vernon L. Fotheringham	Director	March 16, 2005