Form 10-K/A
period 2004-02-29
MEADE INSTRUMENTS CORP
filed 2005-05-31
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10K/A is being filed by Meade Instruments Corp. (the “Company”) as an amendment to our Annual Report on Form 10K for the fiscal year ended February 29, 2004 to amend the signatures page.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Aggregate maturities of long-term debt at February 29, 2004 are as follows:

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

Dated: May 27, 2005	MEADE INSTRUMENTS CORP.
	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
President, Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Murdock Steven G. Murdock	Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	May 27, 2005
/s/ Brent W. Christensen Brent W. Christensen	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2005
/s/ Harry L. Casari Harry L. Casari	Director and Chairman of the Board	May 27, 2005
/s/ Timothy C. McQuay Timothy C. McQuay	Director	May 27, 2005
/s/ Michael P. Hoopis Michael P. Hoopis	Director	May 27, 2005
/s/ Vernon L. Fotheringham Vernon L. Fotheringham	Director	May 27, 2005

II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Accounts(3)	Deductions(1)	of Period
Year ended February 28, 2002	$2,175,000	$2,090,000		$2,033,000	$2,232,000
Year ended February 28, 2003	$2,232,000	$163,000		$1,681,000	$714,000
Year ended February 29, 2004	$714,000	$1,210,000	$5,000	$1,215,000	$704,000

	Balance At
	Beginning of	Charged to Costs	Charged to Other		Balance At End
Allowance for Excess Inventories	Period	and Expenses	Accounts(3)	Deductions(2)	of Period
Year ended February 28, 2002	$9,106,000	$281,000		$288,000	$9,099,000
Year ended February 28, 2003	$9,099,000			$1,590,000	$7,509,000
Year ended February 29, 2004	$7,509,000	$1,471,000	$236,000	$1,101,000	$8,115,000

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

(3)	Effect of exchange rate changes during the period

EXHIBIT INDEX

Exhibit		Incorporation
Number	Description	Reference
2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, Rudolph Bresser, the Company and Meade Instruments Europe Corp., a California corporation (excluding Exhibits and Schedules thereto)	(h)

2.2†	Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto).	(o)

2.3†	First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California Corporation and wholly-owned subsidiary of Meade Instruments Corp.	(o)

2.4†	Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(o)

3.1†	Certificate of Incorporation of the Company, as amended	(c)

3.7†	Amended and Restated Bylaws of the Company, as amended	(s)

4.1†	Specimen stock certificate	(d)

10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between The Irvine Company and the Company	(a)

10.13†+	Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), as amended and restated effective as of January 1, 1999.	(f)

10.14†+	Employee Stock Ownership Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A	(e)

10.15†+	Employee Stock Ownership Plan Loan and Pledge Agreement, dated April 23, 1996, between the ESOP and the Company, as amended	(a)

10.20†	Form of Trademark Distribution Agreement for EEC Countries	(a)

10.21†	Form of Trademark Distribution Agreement for Non-EEC Countries	(a)

10.24†	Celtic Master Lease, dated as of February 23, 1995, by and between the Company and Celtic Leasing Corp.	(b)

Exhibit		Incorporation
Number	Description	Reference
10.29†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(m)

10.30†	Form of Agreement of Merger, by and between the Company and the predecessor of the Company	(b)

10.33†	Agreement, dated as of May 5, 1998, by and between the Company and Weidy Optical Co., Ltd.

10.35†+	Form Indemnification Agreement, by and between the Company and each member of the Board of Directors and certain executive officers	(e)

10.42†+	Form Employment Agreement, by and between the Company and current executive officers of the Company	(j)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)

10.44†+	Amendment No. 1 to Amended and Restated Employee Stock Ownership Plan	(k)

10.45†	Credit Agreement, dated as of September 24, 2001, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(l)

10.46†	Amendment No. 1 to Credit Agreement, dated as of April 15, 2002, between Bank of America, N.A. as the Lender and Meade Instruments Corp. as the Borrower (excluding Exhibits and Schedules thereto)	(n)

10.47†	Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)	(o)

10.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof	(o)

10.49†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof	(o)

10.50†+	Amendment No. 2 to Amended and Restated Employee Stock Ownership Plan	(p)

10.51†	Transition Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp., a Delaware corporation, and John C. Diebel, an individual (excluding the Exhibit thereto)	(q)

10.52†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp., a Delaware corporation, and John C. Diebel, an individual	(q)

10.53†+	Nonqualified Stock Option Agreement, dated as of April 12, 2000, by and between Meade Instruments Corp. and Rolf Bresser	(q)

10.54†	First Amendment to Amended and Restated Credit Agreement, dated October 23, 2003	(r)

10.55†	Lease Agreement, dated March 26, 1992, as amended, by and between Realty Four and Simmons Outdoor Corporation	(s)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

Exhibit		Incorporation
Number	Description	Reference
31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen.

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen

†	Previously filed with the Securities and Exchange Commission as set forth in the following table:

+	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(j)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(n)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(o)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(p)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2002, as filed with the Securities and Exchange Commission on January 14, 2003.

(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2003.

(r)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.

(s)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year Ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004.