Form 10-K
period 2005-02-28
MEADE INSTRUMENTS CORP
filed 2005-05-31
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2005

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

Common Stock, $0.01 Par Value Per Share

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     As of May 20, 2005, there were 20,003,855 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

     As of August 31, 2004, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $3.09 per share as reported by Nasdaq, was approximately $53 million.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2).

Yes ☐ No ☑

Documents Incorporated by Reference

     Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2005, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

     Meade Instruments Corp. is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, spotting scopes, microscopes, night vision and other consumer optical products. Meade Instruments is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. The company’s brands, which include Meade®, Bresser®, Simmons®, Weaver®, Redfield®, and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the recently announced RCX400 high-end telescopes, featuring an advanced Ritchey-Chrétien optical design, the Deep Sky Imager (“DSI”), a high-performance charge-coupled device (“CCD”) camera that has advanced astro-imaging to near point-and-shoot simplicity, the CaptureView™, a binocular with an integrated digital camera and NightView™, a compact night vision monocular built on an innovative and proprietary digital imaging technology, help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer optical products. The Bresser brand, active in the European market for nearly 30 years, is known for its wide range of modestly-priced products including binoculars and smaller-aperture telescopes. In October 2002, the Company acquired Simmons Outdoor Corp. (“Simmons”) to expand its brand name offerings and extend its reach into the worldwide sporting goods marketplace. Simmons offers complete binocular and riflescope product lines under the Simmons, Weaver and Redfield brand names. The Simmons, Weaver and Redfield brand names have long histories in the sporting goods channel (the Redfield brand name is nearly 100 years old). In December 2004, in an effort to vertically expand the Company’s product offerings, the company purchased substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, a supplier of high-end hydrogen-alpha solar filters and high-end dedicated solar telescopes, as well as various related accessories and more modestly priced dedicated solar observation equipment.

     The Company offers numerous different telescope, riflescope and binocular models as well as hundreds of accessory products for consumer amateur astronomy and sporting goods buyers. The Company’s telescopes range in aperture from under 2 inches to 16 inches and in retail price from less than $50 to more than $20,000. The Company offers several families of riflescopes and binoculars under its various brand names at retail price points from about $10 to more than $500. Whether a consumer is a serious amateur astronomer, an avid naturalist or someone just looking for a good binocular, Meade Instruments offers a complete range of quality products to satisfy almost any desire of a consumer optics buyer.

     Founded in 1972, Meade has a decades-long reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed successfully its less-expensive telescopes to beginning and intermediate amateur astronomers. The Company is a major supplier of consumer optics to such retailers as Discovery Channel Stores, Aldi and Lidl (in Germany), Wal-Mart, Sam’s Club, Dick’s Sporting Goods and Jerry’s Sport Center.

     Meade has consistently emphasized a business plan that is concentrated on new product development, supply chain management, effective targeted marketing and customer service. As an indication of its commitment to product development, the Company spent $2.0 million, $2.0 million and $3.0 million on research and development during fiscal 2005, 2004 and 2003, respectively, and has, over the last five fiscal years, committed $11.3 million in the aggregate to research and development. These research and development expenditures were centered on the development of technologically advanced telescopes, new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.

     The Company manufactures a complete line of advanced astronomical telescopes in Irvine, California, including the production of all of the advanced optical systems, which are critical components of telescopes. Many of the

Company’s less-expensive telescopes and its binoculars and riflescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, the Philippines and Japan. The Company also assembles many of its small to midrange products and accessories into finished products in the Company’s Mexican assembly plant (See Item 2. Properties).

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

     On September 1, 1999 the Company acquired 100% of the equity interests in Bresser Optik GmbH & Co. KG, and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively “Bresser”), for $5.0 million in cash and 201,830 shares of the Company’s common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. Bresser has provided the Company greater foreign distribution opportunities for the Company’s products. Moreover, Bresser’s significant presence in the binocular and low-priced telescope market in Europe has strengthened the Company’s penetration into these markets. The cost structure at Meade Europe (formerly Bresser), operating as a distribution company with the majority of its sales coming from product manufactured in the Far East, has resulted in steady profitability since the Company acquired Bresser in 1999. In January 2000, the Company also purchased what was formerly its German distributor for approximately $1.1 million cash.

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

     On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. The contingent consideration is based upon financial performance of the acquired operations for the twelve months ended December 31, 2005. The contingent consideration is the excess of three times earnings before interest and taxes (“EBIT”) over $2.5 million. If three times EBIT does not exceed $2.5 million, no additional consideration will be paid. Coronado is a supplier of high-quality hydrogen-alpha filters and dedicated solar telescopes, as well as various related accessories, designed to meet the needs of amateur as well as professional solar observers. The acquisition of Coronado added a respected name in the solar observation markets to Meade’s suite of brands, vertically adding to the Company’s product offerings, particularly the telescope and accessory lines.

     In the United States and Canada, the Company distributes its products through a network of more than 600 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 12,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. Revenues from customers outside North America were $32.1 million, $36.3 million and $27.2 million for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively, and accounted for approximately 28.7%, 26.2% and 24.5% of the Company’s net sales for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively (See Note 9 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company’s domestic and international distribution networks.

     During fiscal 2002, the Company began to pursue industrial applications for its technologies and its product development and manufacturing capabilities. To that end, the Company announced several relationships with companies involved in free-space optics communication technologies and digital imaging applications in the scientific research and medical diagnostic equipment markets. Many of those companies have since ceased doing business. Meade’s principal source of revenue in the industrial marketplace is the sale of digital CCD imagers used in a life sciences research system manufactured and sold by the Eastman Kodak Company’s Scientific Imaging Systems group (based in Rochester, NY and New Haven, CT). However, sales to Eastman Kodak amounted to less than 1% of net sales for each of the years ended February 28, 2005, February 29, 2004 and February 28, 2003. The Company does not believe sales of products into industrial markets will contribute meaningfully to top-line sales or profitability for the foreseeable future.

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

     The binocular market is typically characterized less by technological developments than by styling, features and price. However, the Company believes its introduction in 2002 of the CaptureView binocular with an integrated digital camera demonstrated that innovation can drive binocular sales as well. The principal features considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image — either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binocular’s field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under ten dollars to several thousand dollars. The Company’s binoculars, offered under the Meade, Bresser, Simmons, Weaver and Redfield brand names, as well as various private label names, generally sell for between $10 and $400 at retail.

     The riflescope (and pistol scope) market demands a product that is rugged, absolutely waterproof and unerringly accurate. Like the binocular and telescope markets, features, styling and price are prime motivators in the riflescope market. Brand reputation is also a critical element in the riflescope consumer’s buying decision. The principal features considered by rifle and pistol scope buyers include: (1) light gathering ability and light transmission which are principally dependent on the diameter of the objective lens and the effectiveness of the anti-reflective coatings applied to the various lens surfaces in the scope, (2) waterproof/fogproof/shockproof integrity and durability of construction, (3) eye relief, which measures the distance from the shooter’s eye to the surface of the ocular lens, (4) ease of adjustment for windage and elevation, and (5) magnification – riflescopes typically offer variable magnification but come in fixed magnifications as well. Rifle and pistol scopes are sized by the diameter of the objective lens, which typically ranges from 20mm to 56mm, and are priced from under $30 to nearly $2,000 at retail. The Company’s rifle and pistol scopes, offered under the Simmons, Weaver and Redfield brand names, generally sell for between $30 and $600 at retail.

     Meade Instruments Corp. believes that it is well positioned in the marketplace to capitalize on its strong family of brand names, its research and development resources, its history of innovation and its manufacturing capabilities, to bring new and innovative products to the consumer and sports optics markets.

Competitive Strengths

     The Company believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, riflescopes, spotting scopes, microscopes, night vision and other consumer optical related products. These benefits include its ability to offer its customers a broad and innovative, product line embodying both high quality and value. The Company attributes its success to the following competitive strengths:

     New Products/Research and Development. The Company places a primary emphasis on product innovation and quality through its research and development efforts. The Company employs an in-house engineering staff at both its Irvine, CA and Guangzhou, China facilities that develops new products for the broad spectrum of markets the Company sells into as well as technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its senior-level engineering management team are among the most experienced in the consumer optics industry. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the consumer optics industry’s most technically advanced, easy to use, consumer optical products. During fiscal 2004, the Company established an engineering office in mainland China. The Chinese office is staffed with engineers that work under the supervision of the Company’s domestic engineering team. The Company believes that this facility’s proximity to the Company’s Asian suppliers will allow more efficient coordination between the Company and its Asian suppliers as well as improve the overall efficiency of the Company’s design process.

     Broad Line of Products. The Company has pursued a strategy in which it uses the advancements in microprocessor technology to build on its existing know-how in advanced telescope design and operation to bring computer technology and features to consumer optical products at lower and lower price points. Through its acquisitions of Bresser in 1999, Simmons in 2002 and Coronado in 2004, the Company has expanded its product lines to include a wide variety of binoculars and telescopes under the Bresser brand name (a well-known and respected brand in Germany and throughout Europe), complete lines of riflescopes, pistol scopes and binoculars under the Simmons, Weaver and Redfield brand names, and a broad assortment of solar viewing equipment under the Coronado brand name. As a result, the Company offers numerous different telescope, riflescope, spotting scope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer telescope and sports optics buyers. The Company’s telescopes range in aperture from under 2 to 16 inches and in retail price from less than $50 to more than $20,000. The Company offers several families of riflescopes and binoculars (including digital camera binoculars) under its several brand names at retail price points from about $10 to more than $500. During fiscal 2004, Meade and Weaver introduced a compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Whether a consumer is a serious amateur astronomer, an avid hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy almost any desire the consumer optics buyer may have.

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

     Quality Control. Meade’s manufacturing and engineering personnel coordinate the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Certain of the Company’s less expensive and mid-range telescope models and accessories are assembled at the Company’s assembly plant located in Tijuana, Mexico. The Company manufactures the majority of its high-end advanced telescopes in its manufacturing facility in Irvine, California, while many of the Company’s less-expensive telescopes, and its binoculars and riflescopes are produced for the Company by manufacturers located in the Far East, principally mainland China, Taiwan, Japan, Korea and the Philippines. Through its new Guangzhou, China facility product and design engineers in the Far East monitor the manufacturing processes at the various plants that produce its products. Meade also regularly commits at least one of its United States based quality control engineers to the Far East.

     Broad Distribution Network. The Company’s sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade expanded its distribution network with the acquisition of Simmons. Simmons distributes its products, inside and outside the U.S., principally through mass merchandisers and distributors in the sporting goods marketplace. Meade did not have significant presence in the sporting goods marketplace prior to the acquisition of Simmons. Meade has its own on-site graphic arts departments in both Irvine, CA and Borken, Germany to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes, binoculars and riflescopes to such retailers as Discovery Channel Store, Aldi and Lidl (in Germany), Wal-Mart, Sam’s Club, Dick’s Sporting Goods and Jerry’s Sport Center. Meade Europe also has continued to expand the Company’s international presence.

     Superior Customer Service. Meade believes that its high levels of customer service and technical support are important factors that differentiate it from its competitors. In an effort to provide each of the Company’s customers with post-sale service and to relieve them of the burden of such service, Meade has established multiple dedicated toll-free telephone numbers so that its customers and end users can call the Company’s support personnel with any questions relating to its products. In addition to giving its customers personal attention, the Company believes that providing this toll-free assistance also reduces product returns by better educating first-time users about the operation of its products. In addition, to help further enhance the out-of-the-box experience for first-time telescope buyers, Meade has begun to include instructional DVD’s with many of its entry-level and mid-level telescopes.

Products

     Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses and the Company’s CaptureView binocular with an integrated digital camera. The Company’s product offerings also include a complete line of riflescopes from the lower-to-moderate priced Simmons line to the higher priced precision scopes in the Weaver and Redfield lines. During fiscal 2004, Meade and Weaver introduced a new compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade’s products are described in greater detail below:

     Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its RCX and LX series Ritchey-Chrétien, Schmidt-Cassegrain and Maksutov-Cassegrain telescopes, which incorporate optical systems that provide high-quality resolution, contrast and light transmission. The RCX and LX series offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90, to the state-of-the-art RCX400 and LX200GPS lines. The RCX400 telescopes, currently available in 10 and 12 inch apertures, (with 14 and 16 inch apertures planned for manufacture during calendar 2005) are the Company’s new state-of-the-art large-aperture scopes specifically targeting serious amateur astronomers interested in astrophotography. The optical design in the RCX400 is similar to that used in the Hubble Space Telescope. The RCX line makes observatory-grade optics, mechanics and electronics available at commercial prices. The LX200GPS telescopes, available in 7, 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. Both the RCX and the LX200GPS telescopes feature a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LXD75 series. The LXD75 series offers the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. With the acquisition of Coronado in December 2004, the Company added sophisticated, dedicated solar viewing telescopes to its advanced telescope lines. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. Advanced astronomical telescopes collectively represented approximately 1%, 2%,and 3% of telescope units shipped and approximately 11%, 17% and 21% of the Company’s net sales for its fiscal years ended February 28/29, 2005, 2004 and 2003, respectively.

     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 70mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. With the acquisition of Coronado in December 2004, in addition to the advanced H-alpha scopes described above, the Company added dedicated solar-viewing telescopes to its entry-level offerings. The Coronado Personal Solar Telescope (“PST”) is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with a few unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 99%, 98% and 97% of the Company’s telescope units shipped and approximately 34%, 35% and 36% of the Company’s net sales for the fiscal years ended February 28/29, 2005, 2004 and 2003, respectively.

     Binoculars. The Company expanded its market presence in binoculars with the acquisition of Simmons in 2002 and Bresser in 1999. The Simmons brands are widely recognized in the sports optics marketplace as quality products at competitive prices. The Bresser name is equally well recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Sales of Bresser branded binoculars accounted for approximately one third of Meade Europe’s sales during fiscal 2005, and over one third during fiscal 2004 and fiscal 2003. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network under the Meade brand name. The company’s CaptureView line of binoculars with integrated digital cameras are sold under the Meade and Simmons brand names. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales, comprising over one million units in each of the fiscal years ended February 28/29, 2005, 2004 and 2003, respectively, represented approximately 23%, 21% and 24% of the Company’s net sales during those fiscal years, respectively.

     Rifle and pistol scopes. The Company expanded its product offerings to include riflescopes and pistol scopes with the acquisition of Simmons in October 2002. Simmons sells riflescopes under the Simmons, Weaver and Redfield brand names. Riflescope sales accounted for most of the Company’s sales attributed to Simmons during fiscal 2005, 2004 and 2003. The riflescopes sold by the Company are purchased from manufacturers outside the United States. Riflescopes represented approximately 20%, 18% and 8% of the Company’s net sales for its fiscal years ended February 28/29, 2005, 2004 and 2003, respectively.

     Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and celestial observation software for telescopes to bore sighters for riflescopes. The Coronado acquisition added several high-end H-alpha etalon filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 8%, 6% and 9% of the Company’s net sales for the fiscal years ended February 28/29, 2005, 2004 and 2003, respectively. Other miscellaneous products such as industrial optical and digital imaging products, microscopes, night vision and other consumer optical products accounted for approximately 4%, 3% and 2% of the Company’s net sales for fiscal 2005, 2004 and 2003, respectively.

Intellectual Property

     The Company relies on a combination of patent, trademark and trade secret laws to establish and protect its proprietary rights and its technology. In general, the Company pursues patent protection both in the United States and selected foreign countries for subject matter considered patentable and important to the Company’s business strategy. The Company has patents either issued and/or pending in the U.S. and in several countries including Europe, Australia, Canada and the Far East.

     Generally, patents issued in the U.S. are effective for 20 years from the original date of application. The duration of foreign patents varies in accordance with applicable foreign local law. While the duration of the Company’s patents varies, its most important patents have been issued within the last five years.

     The Company believes that its patents, proprietary technology, know-how and trademarks provide significant protection for the Company’s competitive position and the Company intends to protect and enforce its intellectual property assets. Nevertheless, there can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technologies or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

Sales and Marketing

     The Company’s products are sold through a domestic network of mail order dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company’s products are sold through its wholly owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company’s high-end telescopes are generally sold through mail order dealers or single and multiple-location specialty retailers. Meade’s less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company’s binoculars and riflescopes are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are the following retail outlets, mass merchandisers and foreign distributors: Discovery Channel Stores, Wal-Mart, Aldi and Lidl (in Germany), Sam’s Club, Dick’s Sporting Goods and Jerry’s Sport Center. For additional information about geographic areas, see Note 9 of Notes to Consolidated Financial Statements.

     The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs over forty persons in sales and customer service positions in the U.S. and Europe, all of whom have significant industry experience. The Company’s internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes, binoculars and riflescopes. The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

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

     Throughout fiscal 2005, the Company sold its products to mail order dealers, to distributors and to more than 600 specialty retailers and mass merchandisers that offer Meade’s products in more than 12,000 retail store outlets. During the fiscal years 2005, 2004 and 2003, Wal-Mart (including Sam’s Club), accounted for approximately 11%, 11% and 15% of the Company’s net sales, respectively. During fiscal year 2003 Discovery Channel Store accounted for approximately 11% of the Company’s net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 35%, 34% and 49% of the Company’s net sales for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality).

Operations

     Materials and Supplies. The Company purchases high grade optical glass for its higher-end telescopes in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company’s domestically manufactured telescopes are individually polished and figured by master opticians to precise tolerances to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company’s products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.

     Polishing and Figuring. After a Ritchey-Chrétien, Schmidt-Cassegrain, Maksutov-Cassegrain, or Schmidt-Newtonian glass surface is fine ground, the telescope mirror or lens is polished for up to 16 hours to obtain full transmission or reflectivity. It is at this point that the Company’s opticians perform the final lens or mirror shaping (a process called figuring).

     Optical Testing. As each of Meade’s, Ritchey-Chrétien optical sets, Maksutov-Cassegrain optical sets, Schmidt-Cassegrain optical sets, or parabolic Newtonian primary telescope mirrors progress through the grinding, polishing and figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction.

     Optical Alignment and Centration. Finished, individually-matched Ritchey-Chrétien, Maksutov-Cassegrain and Schmidt-Cassegrain optical sets are sent to the optical alignment and centration department, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. With optimal orientation fixed, each optics set is placed into machined housings of an optical tube or collimation lens cell. The optical system is once again tested and only after passing this final test is a telescope’s optical tube system ready to be used.

     The Company works closely with factories in the Far East to develop proprietary product designs. In an effort to mitigate the risks associated with reliance on any one supplier, Meade maintains relationships with several suppliers in the Far East. Most of such suppliers are located in mainland China. Many of the Company’s products purchased during fiscal 2005 were supplied by these Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. Through its new Guangzhou, China facility, Meade employs product and design engineers to monitor the manufacturing processes at the various plants that produce its products and accessories. Meade also regularly commits at least one of its United States-based quality control engineers to the Far East.

     The Company also utilizes its 50,000 sq. ft. assembly facility in Tijuana, Mexico (the “Mexico Facility”) in the manufacturing and assembly process. This facility employs from 100 to over 150 people (based on product sales levels) engaged in the assembly of several products including less-expensive and mid-range telescopes, electronic sub-assemblies, and accessory products.

Competition

     The consumer optics market is highly competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with SW Technology Corporation (“Celestron”), and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other smaller companies which service niche markets. In April 2005, SW Technology Corporation (a Delaware corporation), an affiliate of Synta Technology Corporation of Taiwan, a long-time supplier to Celestron, acquired all of the outstanding members’ ownership interests in Celestron Acquisition LLC. The Company is unable, at this time, to assess what impact the sale of Celestron may have on the competitive landscape of the telescope market, if any. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and substantially lower costs of labor associated with manufacturing.

     The binocular and riflescope markets are generally more competitive than the telescope market with a greater number of competitors at each price point. In the binocular market, the Company competes primarily with Bushnell, Nikon Inc., Pentax Corporation, Barska Optics and various smaller manufacturers and resellers. In the riflescope market, the Company competes primarily with Bushnell, Leupold & Stevens, Inc., Nikon Inc., BSA Optics, Inc., Burris Company and Swarovski Optik. Many of these competitors in the binocular and riflescope market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

Employees

     As of February 28, 2005, Meade had approximately 530 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico Facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

     In order to enable its employees to share in the Company’s growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade’s common stock.

Available Information

     Our website is located at http://www.meade.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). The information contained on the Company’s website is not part of this report. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-

SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Executive Officers of the Registrant

     See Item 10. Directors and Executive Officers of the Registrant contained herein.

Item 2. Properties

     During fiscal 2005, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease expires in 2007 and is renewable at the Company’s option for two five-year terms. Simmons leases a 96,000 square foot distribution facility in Thomasville, Georgia that includes 6,000 square feet of office space. The Simmons lease expires in December 2007, with an option for the Company to renew this lease for up to four four-year terms. The Company leases 45,000 square feet of warehouse space in Meridian, Mississippi on a month-to-month basis. The Company also leases a 50,000 square foot manufacturing and assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2010 with two, five-year options remaining. The Company owns a 30,000 square foot office and distribution facility located in Borken, Germany. The Company also leases a 1,200 square foot office space, in Graefelfing, Germany with a cancellation notice period of 6 months prior to the end of any calendar year. The Company also leases 8,280 sq.ft. of office and manufacturing space in Tuscon, Arizona for its Coronado Instruments subsidiary. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is listed on the Nasdaq National Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2005 and February 29, 2004, respectively, were:

Year Ended February 28, 2005	High	Low	Year Ended February 29, 2004:	High	Low
Fourth quarter	$3.53	$3.03	Fourth quarter	$4.30	$3.19
Third quarter	$3.65	$2.89	Third quarter	$4.76	$3.15
Second quarter	$3.50	$2.87	Second quarter	$3.59	$2.71
First quarter	$4.28	$2.84	First quarter	$3.30	$2.31

     The reported closing sales price of the Company’s common stock on the Nasdaq National Market on May 20, 2005 was $2.70. As of May 20, 2005, there were 180 holders of record of the Company’s common stock.

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

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following data have been derived from the Company’s audited consolidated financial statements, including the consolidated balance sheets at February 28, 2005 and February 29, 2004 and the consolidated statements of operations for the three years ended February 28, 2005 and the notes thereto appearing elsewhere herein and should be read in conjunction with such financial statements. Such data should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated balance sheet data as of February 28, 2003, 2002 and 2001, and the consolidated income statement data for each of the two fiscal years in the period ended February 28, 2002, are derived from audited consolidated financial statements of the Company, which are not included herein.

	Year Ended February 28/29,
	2005	2004	2003 (a)	2002	2001
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net sales	$111,799	$138,281	$110,817	$94,718	$123,000
Cost of sales	83,605	99,380	76,923	70,108	82,809

Gross profit	28,194	38,901	33,894	24,610	40,191
Selling expenses	16,046	18,106	14,248	12,920	21,782
General and administrative expenses(b)	10,211	12,671	12,628	9,098	8,439
ESOP contribution expense	419	859	905	1,367	2,997
Research and development expenses	2,018	2,038	3,008	2,167	2,062

Operating income (loss)	(500)	5,227	3,105	(942)	4,911
Interest expense	888	1,046	1,137	1,345	2,036

Income (loss) before income taxes	(1,388)	4,181	1,968	(2,287)	2,875
Income tax provision (benefit)	(513)	1,729	830	(845)	1,589

Net income (loss)	$(875)	$2,452	$1,138	$(1,442)	$1,286

Per share information:
Net income (loss) — basic	$(0.05)	$0.13	$0.07	$(0.10)	$0.09

Net income (loss) — diluted	$(0.05)	$0.13	$0.07	$(0.10)	$0.08

Weighted average common shares outstanding — basic	19,288	18,983	16,410	15,100	14,700

Weighted average common shares outstanding — diluted	19,288	19,174	16,624	15,100	15,600

Balance Sheet Data:
Working capital	$53,579	$57,523	$51,275	$41,802	$38,867
Total assets	88,749	88,562	84,995	64,823	76,466
Total current liabilities	22,557	20,901	21,403	12,224	25,944
Long-term debt, net of current portion	1,241	1,729	2,139	2,463	—
Stockholders’ equity	64,951	64,878	60,255	50,108	50,351

(a)	The Company acquired Simmons on October 25, 2002 (see Note 4. of Notes to Consolidated Financial Statements).

(b)	The Company adopted SFAS No. 142 on March 1, 2002 and as such ceased amortizing goodwill (see Note 1. of Notes to Consolidated Financial Statements).

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

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company accepts product returns. Product returns are principally related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns have been within management’s estimates and, for the lower-end Meade branded products, have run at approximately 20% of gross sales of such products in each of the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. However, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to sales return estimates.

Inventories

     Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Inventory reserves represented 15.5%, 16.9% and 15.8% of gross inventory value at February 28/29, 2005, 2004 and 2003, respectively (see Item 15. Exhibits and Financial Statement Schedules – Schedule II Valuation and Qualifying Accounts). Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to determining the net realizable value of its inventories.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Year Ended February 28/29 ,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.8	71.9	69.4

Gross profit	25.2	28.1	30.6
Operating expenses:
Selling expenses	14.4	13.1	12.9
General and administrative expenses	9.1	9.2	11.4
ESOP contribution expense	0.4	0.6	0.8
Research and development expenses	1.8	1.5	2.7

Total operating expenses	25.7	24.4	27.8

Income (loss) from operations	(0.5)	3.7	2.8
Interest expense	0.8	0.7	1.0

Income (loss) before income taxes	(1.3)	3.0	1.8
Provision (benefit) for income taxes	(0.5)	1.2	0.8

Net income (loss)	(0.8)	1.8	1.0

Overview

     Net sales during fiscal 2005 decreased significantly from the prior year. Sales of most of the company’s product lines were down from fiscal 2004 levels. Management believes that current fiscal year sales were negatively influenced by several key factors including the Mars opposition that occurred during the summer months of calendar 2003, a lack of new product introductions during the current year, certain promotions during the fourth quarter of fiscal 2004 and general softness in the markets for the Company’s products, principally in telescopes and digital camera/binoculars.

     Management believes that the Mars opposition (Mars passed notably close to earth during 2003) pulled sales of mid-priced to higher-priced telescopes that might otherwise have been made in fiscal 2005, into fiscal 2004. That belief is based, in part, on the significant decrease in sales to one of the Company’s key retailers of those types of products, (the Company experienced a decrease in sales to this customer of approximately 60% from fiscal 2004 to fiscal 2005). Sales to many of the Company’s other retailers of mid-priced to higher-priced telescopes were also down from the prior year. Management believes those decreases were influenced by both the Mars opposition and product introductions that came late in the year. Softness in the telescope market was also manifest in sales decreases to the Company’s largest customer, Wal-Mart (down approximately 15% from the prior year). The Company’s change to a year-around telescope supplier to Wal-Mart from, principally, a seasonal supplier in previous years, also influenced sales. That change in supplier status improved the product return rate from Wal-Mart but negatively affected current year sales. Management believes that full year sales of telescope products introduced during fiscal 2005 coupled with new products already in production (such as the new RCX400 line of telescopes) and slated for introduction throughout fiscal 2006 will positively impact sales for the 2006 fiscal year.

     Decreases in unit and dollar sales of the Company’s CaptureView also affected sales during fiscal 2005. The Company has continued to see price competition in the CaptureView market brought on, at least partially management believes, by the fact that the pixel count of CMOS imaging chips (used in nearly all binoculars with integrated digital imagers because of power and weight constraints) has not kept pace with the pixel count of CCD imaging chips (used in nearly all digital cameras). As the CMOS suppliers narrow the pixel count gap between the CMOS and CCD imaging chips, management believes the Company is positioned to utilize the improving technology to maintain its share of the market for binoculars with integrated digital imagers.

     Sales at the Company’s Simmons subsidiary were down from the prior year as well. Notwithstanding the decrease in sales, the Simmons subsidiary continued to be profitable. The cost structure at Simmons, operating as a distribution company principally selling riflescopes and binoculars manufactured in the Far East, has resulted in steady profitability since the Company acquired Simmons in 2002. The decrease in sales at Simmons (down approximately 5% from the prior year) was principally due to the inclusion in the prior year of sales of significant amounts of discontinued and close-out product that had been identified when the Company purchased Simmons. Sales of discontinued and close-out Simmons inventory were significantly less in the current fiscal year. Management believes that sales at the Simmons subsidiary will be positively impacted by the many newly engineered Simmons brand riflescopes expected to be introduced during fiscal 2006. These new Simmons brand scopes have been completely re-engineered and include many new proprietary technologies protected by intellectual property filings that management believes will differentiate them in the marketplace.

     The Company’s European subsidiary continues to be profitable as well. The cost structure at Meade Europe is similar to that of the Simmons subsidiary – it operates as a distribution company with the majority of its sales coming from product manufactured in the Far East. Meade Europe (formerly Bresser) has been steadily profitable since the Company purchased Bresser in 1999.

Fiscal 2005 Compared to Fiscal 2004

     Net sales decreased from $138.3 million in fiscal 2004 to $111.8 million in fiscal 2005, a decrease of 19.2%. Sales of the Company’s mid-priced and higher-priced telescopes were down approximately $19 million from the prior year period. This decrease in sales reflects current-year weakness in the mid-to-higher priced telescope categories. In addition, management believes that sales of mid-to-higher priced telescopes in the prior year were higher because of the Mars opposition and certain promotions during the fourth quarter of the prior year. As the effects of the Mars opposition and the promotions (i.e. high inventory levels at several of the Company’s dealers and distributors and sales pull from a unique celestial event) diminish, and with the introduction of new products both during the latter part of fiscal 2005 and into fiscal 2006, management believes that sales trends in these telescope categories will improve. Sales of smaller-aperture telescopes were also down approximately $3 million. The decrease in smaller-aperture telescopes was broad-based across the Company’s customers with decreased sales to one of the Company’s significant customers playing a major role in the decrease. Binocular sales were down approximately $4 million, primarily due to continuing price competition in the digital camera/binocular market. Sales of riflescopes were down approximately $3 million principally due to lower sales of close-out and discontinued items in the current year as compared to the prior year. Partially offsetting these reductions was an increase of approximately $2 million in the Company’s new night vision products, and an increase of approximately $1 million in microscope sales due to a large order in Europe. Included in the above discussion of specific year over year changes is the positive effect of the weakened dollar versus the euro compared to the prior year (European U.S. dollar sales were positively affected by approximately $2 million).

     Gross profit decreased from $38.9 million (28.1% of net sales) in fiscal 2004 to $28.2 million (25.2% of net sales) in fiscal 2005, a decrease of 27.5%. The decrease was due to decreased sales compared to the prior year period. Gross margin (gross profit as a percent of net sales) decreased overall due to changes in sales mix and the effect of relatively fixed costs on lower sales volume, especially in the mid to higher-priced telescope lines. The weakened dollar versus the euro did not have a significant effect on gross profit because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases.

     Selling expenses decreased from $18.1 million (13.1% of net sales) in fiscal 2004 to $16.0 million (14.4% of net sales) in fiscal 2005, a decrease of 11.4%. The decrease was primarily due to lower in-store advertising costs, down approximately $1.5 million from the prior year, and lower freight costs on lower sales volume, down approximately $0.7 million from the prior year.

     General and administrative expenses decreased from $12.7 million (9.2% of net sales) in fiscal 2004 to $10.2 million (9.1% of net sales) in fiscal 2005, a decrease of 19.4%. The decrease was principally due to lower performance based compensation, which was down approximately $2.0 million from the prior year, and consulting and professional fees which were down approximately $0.5 million.

     ESOP contribution expense decreased from $0.9 million (0.6% of net sales) in fiscal 2004 to $0.4 million (0.4% of net sales) in fiscal 2005, a decrease of 51.2%. The decrease in this non-cash charge was principally due to a decrease in the number of shares allocated to the Employee Stock Ownership Plan during the period as compared to the prior year. A slightly lower average common stock price during the current year also contributed to the decrease. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

     Research and development expenses remained flat at $2.0 million in fiscal 2005 (1.8% of net sales) and fiscal 2004 (1.5% of net sales). The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market.

     Interest expense decreased from $1.0 million for fiscal 2004 (0.7% of net sales) to $0.9 million for fiscal 2005 (0.8% of net sales), a decrease of 15.1%. This decrease was principally due to lower average borrowings (in line with lower sales for the year) offset partially by higher costs of funds as compared to the prior year.

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

     Selling expenses increased from $14.2 million (12.9% of net sales) in fiscal 2003 to $18.1 million (13.1% of net sales) in fiscal 2004, an increase of 27.1%. This increase was due, principally, to the inclusion of a full year of selling expenses at Simmons. The increase in selling expenses over the prior year attributable to Simmons was approximately $4 million.

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

     Interest expense for the fiscal years ended 2003 and 2004 remained flat at approximately $1.1 million (1.0% and 0.7% of net sales, respectively). Average borrowing rates and average outstanding borrowing remained relatively unchanged during fiscal 2004.

Seasonality

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company’s net sales and operating income typically occurs in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive consumer products during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.

Liquidity and Capital Resources

     As of February 28, 2005, the Company had $3.9 million in cash. The Company funded its operations during the fiscal year with cash and short-term bank borrowings. Operating cash flows were augmented principally by a $4.9 million decrease in accounts receivable. The decrease in accounts receivable resulted from significantly lower sales during the fourth quarter of fiscal 2005 compared to the fourth quarter of the prior year. Contributions to operating cash flows were more than offset by significant increases in inventories and a significant decrease in accrued liabilities resulting in the use of $4.7 million from operating activities. Sales decreased by 19.2% for fiscal year 2005; that decrease and inventory purchases for anticipated orders that did not materialize, led to an increase in inventories of approximately $6.7 million. The increase in inventories led to a decline in inventory turns to approximately 1.9 times in fiscal 2005 compared to 2.5 times in fiscal 2004. Certain compensation costs that were accrued at the end of fiscal 2004 were paid during fiscal 2005, resulting in a decrease in accrued liabilities. Net cash used in financing activities was $3.4 million in fiscal 2005, principally resulting from a $2.5 million cash payment by the Company in connection with its acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Coronado Technologies Group, LLC. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”) to provided the Company with a $35,645,000 credit facility consisting of a $34,000,000 revolving credit line (the “U.S. revolving loan”) and a $1,645,000 term loan (the “U.S. term loan”).

     On July 9, 2004 the Company executed the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment made the following key changes to the U.S. credit agreement, it: (1) extended the term of the facility to September 30, 2007, (2) eliminated the U.S. EBITDA covenant, (3) added a U.S. fixed charge coverage ratio requirement and (4) adjusted the pricing grid to allow improved pricing, based on performance.

     On December 15, 2004 the Company executed the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment made the following key changes to the U.S. credit agreement, it: (1) amended the U.S. fixed charge coverage ratio and the consolidated fixed charge coverage ratio covenants, (2) set minimum availability requirements and (3) added a higher pricing level to the pricing grid.

     The impetus behind the Second and Third Amendments was the Company’s performance falling below the requirements underlying the fixed charge coverage ratios. After execution of the amendments, the Company’s was in compliance with the amended fixed charge coverage ratio requirements. Due to continuing losses during the fourth quarter of fiscal 2005, the Company concluded that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the year ended February 28, 2005. Accordingly, on May 27, 2005, the Company executed the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment made the following key changes to the U.S. credit agreement, it: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants, (2) added a $1 million availability reserve until the Company reaches certain consolidated fixed charge coverage ratio levels and (3) added higher pricing levels to the pricing grid. The Company is required to report its covenant calculations to the bank for the year ended February 28, 2005 based upon the terms of the Fourth Amendment. Upon execution of the Fourth Amendment the Company was in compliance with all of its bank covenants.

     Amounts outstanding on the U.S. revolving loan and U.S. term loan at February 28, 2005 were approximately $9,816,000 and $665,000, respectively. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 28, 2005 was approximately $6,000,000. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility expires in September 2007, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios and minimum tangible net worth. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (5.5% at February 28, 2005). Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) was higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The swap contract expired on September 1, 2004. The U.S. credit agreement does not require the Company to renew the swap contract on the remaining principal outstanding on the term note.

     In July 2004, the Company’s German subsidiary renegotiated its agreement with a bank to provide up to approximately $4,800,000 in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2005. The German subsidiary also has an agreement with the bank that provides a term loan expiring June 2006 collateralized by land and buildings owned by the German subsidiary (collectively, the “European Loans”). The European Loans are guaranteed by the U.S. parent company up to approximately $3,400,000 at February 28, 2005. The guarantee expires on the earlier of the termination of the bank agreement or July 31, 2008. Outstanding amounts on the revolving loan and the term loan in Europe at February 28, 2005 were approximately $11,000 and $1,129,000, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (7.5% and 6.0%, respectively at February 28, 2005).

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

     Capital expenditures aggregated $0.9 million, $0.6 million and $0.7 million for the fiscal years ended February 28, 2005, and February 29, 2004 and February 28, 2003, respectively.

     Contributions to the Company’s Employee Stock Ownership Plan (“ESOP”) are accounted for as a contribution expense on the Company’s statement of operations and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding number of shares are added to the Weighted Average Common Shares Outstanding and Unearned ESOP Shares on the Company’s Balance Sheet are reduced. The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the

Company will realize cash tax savings equal to the product of the tax basis of the contributions, multiplied by the applicable statutory tax rates in effect at the time.

     The following table summarizes the Company’s contractual obligations as of February 28, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments due by period:
		Up to			After
Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,982,000	$765,000	$1,217,000	$—	$—
Non-cancelable operating leases and other contractual obligations	5,724,000	1,856,000	3,145,000	495,000	228,000

Total contractual cash obligations	$7,706,000	$2,621,000	$4,362,000	$495,000	$228,000

     The preceding table assumes that any operating leases with renewal options that expire during fiscal 2005 or fiscal 2006 will be renewed under the terms of the governing lease agreement.

     On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. The contingent consideration is based upon financial performance of the acquired operations for the twelve months ended December 31, 2005. The contingent consideration is the excess of three times earnings before interest and taxes (“EBIT”) over $2.5 million. If three times EBIT does not exceed $2.5 million, no additional consideration will be paid.

Inflation

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company’s business will not be affected by inflation in the future.

New Accounting Pronouncements

     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law’s provisions relating to allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the application of this statement will have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt the provisions of SFAS No. 123R effective March 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, an adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of February 28, 2005, the Company did not have any outstanding forward exchange contracts.

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) is currently higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The swap contract matured on September 1, 2004.

     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the U.S. revolving and term loans. The debt under the U.S. revolving and term loans bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Had interest rates been one percentage point higher during fiscal 2005, interest expense for the year ended February 28, 2005 would have increased by approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table (in thousands of dollars, except per share amounts) presents unaudited financial results for each of the eight quarters in the period ended February 28, 2005. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fiscal 2005				Fiscal 2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$19,617	$22,511	$49,687	$19,739	$24,491	$28,284	$54,448	$31,058
Gross profit	4,705	5,572	13,912	3,760	5,733	8,161	16,556	8,451
Operating income (loss)	(1,801)	(1,271)	4,976	(2,404)	(966)	297	5,905	(9)
Net income (loss)	(1,159)	(881)	2,799	(1,634)	(712)	40	3,376	(252)
Net income (loss) per share – basic	(0.06)	(0.05)	0.14	(0.08)	(0.04)	0.00	0.18	(0.01)
Net income (loss) per share – diluted	(0.06)	(0.05)	0.14	(0.08)	(0.04)	0.00	0.17	(0.01)

     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability..

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

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Executive Officers of the Registrant

     Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 10, 2005:

Name	Age	Position
Steven G. Murdock	53	Chief Executive Officer, President, Secretary, Director

Brent W. Christensen	46	Senior Vice President — Finance and Chief Financial Officer

Mark D. Peterson	43	Senior Vice President and General Counsel

Robert L. Davis	38	Senior Vice President — Corporate Development

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

Equity Compensation Plan Information

     The following table provides information as of February 28, 2005 with respect to shares of Meade common stock that may be issued under the Company’s various equity compensation plans.

	A	B	C
Number of
Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued upon		(Excluding
	Exercise of	Weighted Average	Securities
	Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	A)
Equity compensation plans approved by Shareholders	3,969,905	$4.26	799,351
Equity compensation plans not approved by shareholders	310,000	25.87	0

Total	4,279,905	$5.82	799,351

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page
Number
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at February 28, 2005 and February 29, 2004	F-2
Consolidated Statements of Operations for each of the three years in the period ended February 28, 2005	F-3
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended February 28, 2005	F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended February 28, 2005	F-5
Notes to Consolidated Financial Statements	F-6
2. Financial Statement Schedule:
For each of the three years in the period ended February 28, 2005 — II — Valuation and Qualifying Accounts.
3. Exhibits included or incorporated herein: See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meade Instruments Corp.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 25, present fairly, in all material respects, the financial position of Meade Instruments Corp. and its subsidiaries at February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page 25, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
May 27, 2005

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2005	2004
ASSETS
Current assets:
Cash	$3,929,000	$7,806,000
Accounts receivable, less allowance for doubtful accounts of $687,000 in 2005 and $704,000 in 2004	17,549,000	22,462,000
Inventories	47,149,000	39,777,000
Deferred income taxes	6,738,000	7,888,000
Prepaid expenses and other current assets	771,000	491,000

Total current assets	76,136,000	78,424,000
Goodwill	4,331,000	1,548,000
Acquisition-related intangible assets, net	3,375,000	3,742,000
Property and equipment, net	4,343,000	4,551,000
Deferred income taxes	329,000	—
Other assets, net	235,000	297,000

	$88,749,000	$88,562,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$9,827,000	$5,059,000
Accounts payable	3,954,000	5,319,000
Accrued liabilities	4,775,000	6,884,000
Income taxes payable	3,225,000	3,059,000
Current portion of long-term debt and capital lease obligations	776,000	580,000

Total current liabilities	22,557,000	20,901,000

Long-term debt	1,241,000	1,729,000
Deferred income taxes	—	1,054,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,002,000 and 19,989,000 shares issued and outstanding at February 28, 2005 and February 29, 2004, respectively	200,000	200,000
Additional paid-in capital	40,442,000	40,445,000
Retained earnings	25,016,000	25,891,000
Accumulated other comprehensive income	1,374,000	882,000

	67,032,000	67,418,000
Unearned ESOP shares	(2,081,000)	(2,540,000)

Total stockholders’ equity	64,951,000	64,878,000

	$88,749,000	$88,562,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28/29
	2005	2004	2003
Net sales	$111,799,000	$138,281,000	$110,817,000
Cost of sales	83,605,000	99,380,000	76,923,000

Gross profit	28,194,000	38,901,000	33,894,000
Selling expenses	16,046,000	18,106,000	14,248,000
General and administrative expenses	10,211,000	12,671,000	12,628,000
ESOP contribution expense	419,000	859,000	905,000
Research and development expenses	2,018,000	2,038,000	3,008,000

Operating (loss) income	(500,000)	5,227,000	3,105,000
Interest expense	888,000	1,046,000	1,137,000

(Loss) income before income taxes	(1,388,000)	4,181,000	1,968,000
(Benefit) provision for income taxes	(513,000)	1,729,000	830,000

Net (loss) income	$(875,000)	$2,452,000	$1,138,000

Net (loss) income per share — basic and diluted	$(0.05)	$0.13	$0.07

Weighted average common shares outstanding — basic	19,288,000	18,983,000	16,410,000

Weighted average common shares outstanding — diluted	19,288,000	19,174,000	16,624,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Unearned
	Shares	Amount	Capital	Income (Loss)	Earnings	ESOP Shares	Total
Balance at February 28, 2002	16,481,000	165,000	32,574,000	(559,000)	22,301,000	(4,373,000)	50,108,000
Release of ESOP shares	—	—	(11,000)	—	—	916,000	905,000
Shares issued as compensation	8,000	—	38,000	—	—	—	38,000
Exercise of stock options	25,000	—	67,000	—	—	—	67,000
Shares issued in common stock offering	3,292,000	33,000	7,311,000	—	—	—	7,344,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	678,000	—	—	678,000
Interest rate swap valuation	—	—	—	(23,000)	—	—	(23,000)
Net income	—	—	—	—	1,138,000	—	1,138,000

Total comprehensive income	—	—	—	—	—	—	1,793,000

Balance at February 28, 2003	19,806,000	198,000	39,979,000	96,000	23,439,000	(3,457,000)	60,255,000
Release of ESOP shares	—	—	(58,000)	—	—	917,000	859,000
Exercise of stock options	183,000	2,000	424,000	—	—	—	426,000
Tax benefit of stock options exercised	—	—	100,000		—	—	100,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	851,000	—	—	851,000
Interest rate swap valuation	—	—	—	32,000	—	—	32,000
Unrealized loss in marketable securities, net of tax	—	—	—	(97,000)	—	—	(97,000)
Net income	—	—	—	—	2,452,000	—	2,452,000

Total comprehensive income	—	—	—	—	—	—	3,238,000

Balance at February 29, 2004	19,989,000	$200,000	$40,445,000	$882,000	$25,891,000	$(2,540,000)	$64,878,000
Release of ESOP shares	—	—	(40,000)	—	—	459,000	419,000
Exercise of stock options	13,000	—	32,000	—	—	—	32,000
Tax benefit of stock options exercised	—	—	5,000		—	—	5,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	378,000	—	—	378,000
Interest rate swap valuation	—	—	—	17,000	—	—	17,000
Reclassification of realized loss on sale of marketable securities, net of tax	—	—	—	97,000	—	—	97,000
Net loss	—	—	—	—	(875,000)	—	(875,000)

Total comprehensive (loss)	—	—	—	—	—	—	(383,000)

Balance at February 28, 2005	20,002,000	$200,000	$40,442,000	$1,374,000	$25,016,000	$(2,081,000)	$64,951,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28/29,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(875,000)	$2,452,000	$1,138,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,014,000	2,427,000	2,161,000
ESOP contribution	419,000	859,000	905,000
Allowance for doubtful accounts	203,000	1,210,000	163,000
Deferred income taxes	(421,000)	(1,695,000)	1,942,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,869,000	(1,095,000)	(5,268,000)
Inventories	(6,658,000)	828,000	4,987,000
Prepaid expenses and other current assets	(289,000)	458,000	2,416,000
Other assets	321,000	290,000	595,000
Accounts payable	(1,823,000)	(277,000)	(265,000)
Accrued liabilities	(2,565,000)	637,000	1,192,000
Income taxes payable	114,000	3,039,000	—

Net cash (used in) provided by operating activities	(4,691,000)	9,133,000	9,966,000

Cash flows from investing activities:
Capital expenditures	(898,000)	(626,000)	(734,000)
Acquisitions, net of cash acquired	(2,474,000)	—	(20,826,000)

Net cash used in investing activities	(3,372,000)	(626,000)	(21,560,000)

Cash flows from financing activities:
Payments on long-term debt	(583,000)	(667,000)	(565,000)
Net proceeds from the sale of common stock	—	—	7,344,000
Net (payments) borrowings under bank lines of credit	4,768,000	(4,032,000)	5,710,000
Exercise of stock options, with tax benefit	37,000	426,000	67,000
Payments under capital lease obligations	(27,000)	(25,000)	(190,000)

Net cash provided by (used in) financing activities	4,195,000	(4,298,000)	12,366,000

Effect of exchange rate changes on cash	(9,000)	1,152,000	477,000

Net (decrease) increase in cash	(3,877,000)	5,361,000	1,196,000
Cash at beginning of year	7,806,000	2,445,000	1,249,000

Cash at end of year	$3,929,000	$7,806,000	$2,445,000

Supplemental disclosures of cash flow information: Cash paid (received) during the period for:
Interest	$888,000	$1,046,000	$1,141,000
Income taxes	$(245,000)	$—	$250,000

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

Revenue recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company accepts product returns. Material management judgments must be made and used in connection with establishing the sales returns estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

Foreign currency translation

     The assets and liabilities of the Company’s foreign operations are translated at end of period exchange rates for the Euro. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity as a component of accumulated other comprehensive income. The effects of foreign currency transactions denominated in a currency other than its foreign entities’ functional currency are included in general and administrative expenses. Foreign currency exchange gains included in general and administrative expenses were approximately $200,000 in each of the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization range from seven to fifteen years depending on the nature of the assets acquired. The carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, are evaluated in the fourth quarter of each fiscal year.

     The Company’s reporting units for purposes of applying the provisions of SFAS 142 are Meade Europe, Simmons and Coronado. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on market multiples. As of February 28, 2005, the Company does not believe any impairment of goodwill has occurred.

     Acquisition-related intangible assets with finite lives are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company reviews the recoverability by comparing the estimated future cash flows on an undiscounted basis to the net book value of the assets. In the event that projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are written down to their fair value, less costs to sell. Fair value is generally based on discounted cash flows. Assets that are to be disposed of are measured at the lower of cost or fair value, less costs to sell.

     At February 28, 2005 and February 29, 2004, goodwill and acquisition-related intangible assets included the following:

		February 28/29,
		2005		2004
	Amortization Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Goodwill	none	$4,331,000	$—	$1,548,000	$—
Acquisition-related intangible assets:
Brand names	none	2,041,000	—	2,041,000	—
Customer relationships	10	1,390,000	(278,000)	1,390,000	(139,000)
Trademarks	7-15	1,398,000	(1,176,000)	1,398,000	(948,000)

Total acquisition-related intangible assets		4,829,000	(1,454,000)	4,829,000	(1,087,000)

Total goodwill and acquisition-related intangible assets		$9,160,000	$(1,454,000)	$6,377,000	$(1,087,000)

     The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 28, 2005 and February 29, 2004 are as follows:

	Non-amortizing	Amortizing
	intangible assets	intangible assets
Balance, net, February 28, 2003	$3,589,000	$2,068,000
Amortization	—	(367,000)

Balance, net, February 29, 2004	3,589,000	1,701,000
New assets acquired	2,783,000	—
Amortization	—	(367,000)

Balance, net, February 28, 2005	$6,372,000	$1,334,000

     Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2006	$361,000
2007	139,000
2008	139,000
2009	139,000
2010	139,000

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

Shipping and handling costs

     The Company records shipping and handling costs in selling expenses. For the years ended February 28, 2005, and February 29, 2004 and February 28, 2003, the Company incurred shipping and handling costs of $4,861,000, $5,476,000, and $4,134,000, respectively.

Advertising

     The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 28, 2005, and February 29, 2004 and February 28, 2003, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $4,090,000, $5,465,000 and $4,406,000, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.

Research and development

     Expenditures for research and development costs are charged to expense as incurred.

Earnings (loss) per share

     Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Potential shares of common stock of 159,000 have been excluded from diluted weighted average shares of common stock for fiscal 2005, as the Company incurred a loss and the effect would be anti-dilutive. For fiscal years 2005, 2004 and 2003, options to purchase 2,271,000, 1,889,000, and 2,994,000 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the fiscal years ended February 28, 2005, and February 29, 2004 and February 28, 2003.

	Year Ended February 28/29 ,
	2005	2004	2003
Net (loss) income	$(875,000)	$2,452,000	$1,138,000

Shares outstanding — basic	19,288,000	18,983,000	16,410,000
Effect of dilutive securities: Stock options	—	191,000	214,000

Shares outstanding — diluted	19,288,000	19,174,000	16,624,000

Net (loss) income — basic and diluted	$(0.05)	$0.13	$0.07

Comprehensive income

     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at February 28, 2005, includes foreign currency translation adjustments. During fiscal year 2005 the Company sold the underlying security that generated the unrealized loss in the prior year. As of February 28, 2005 and February 29, 2004, accumulated other comprehensive income consists of the following:

	February 28/29
	2005	2004
Foreign currency translation adjustments	$1,374,000	$996,000
Unrealized loss in marketable securities, net of tax		(97,000)
Fair value of interest rate swap, net of tax		(17,000)

Total accumulated other comprehensive income	$1,374,000	$882,000

Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. Several customers filed for bankruptcy during fiscal 2002 and 2001. The frequency and significance of customer bankruptcy filings has diminished since the 2001 and 2002 years. Based upon the Company’s assessment of the recoverability of the receivables from these customers and in the opinion of management, the Company has established adequate reserves related to these receivables.

Fair value of financial instruments

     The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and short-term loans approximate fair value due to the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions and involve payment of a fixed rate and receipt of a floating rate and specified intervals. The Company may enter into foreign exchange contracts to manage risk associated with fluctuations on certain firm sales and purchase commitments denominated in foreign currencies.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a “fair value” hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or accumulated other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	February 28/29,
	2005	2004
Beginning balance	$1,427,000	$1,794,000
Warranty accrual	623,000	367,000
Labor and material usage	(898,000)	(775,000)
Effect of change in foreign currency exchange rates	21,000	41,000

Ending balance	$1,173,000	$1,427,000

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

	Year Ended February 28/29,
	2005	2004	2003
Reported net (loss) income	$(875,000)	$2,452,000	$1,138,000
Compensation cost, net of taxes	(886,000)	(682,000)	(1,587,000)

Pro forma net (loss) income	$(1,761,000)	$1,770,000	$(449,000)

Reported (loss) earnings per share – basic and diluted	$(0.05)	$0.13	$0.07
Pro forma (loss) earnings per share – basic and diluted	$(0.09)	$0.09	$(0.03)

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended February 28/29,
	2005	2004	2003
Weighted average expected life (years)	6.0	6.0	6.0
Volatility	33.1%	69.3%	100.9%
Risk-free interest rate	3.65%	3.01%	3.75%
Expected dividends	None	None	None
Weighted average fair value of options granted	$1.99	$1.90	$2.19

Accounting pronouncements

     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP109-2states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law’s provisions relating to allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt the provisions of SFAS No. 123R effective March 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the application of this statement will have a material impact on the Company’s financial position or results of operations.

Reclassifications

     Certain reclassifications have been made to conform prior year information to the current year presentation.

3. Acquisition of Coronado Technology Group, LLC

          On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. The contingent consideration is based upon financial performance of the acquired operations for the twelve months ended December 31, 2005. The contingent consideration is the excess of three times earnings before interest and taxes (“EBIT”) over $2.5 million. If three times EBIT does not exceed $2.5 million, no additional consideration will be paid. Coronado is a supplier of high-quality hydrogen-alpha filters and dedicated solar telescopes, as well as various related accessories, designed to meet the needs of amateur as well as professional solar observers. The acquisition of Coronado added a respected name in the solar observation markets to Meade’s suite of brands, vertically adding to the Company’s product offerings, particularly the telescope and accessory lines. The acquisition of Coronado was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase price allocation is based upon evaluations and other studies of the fair value of the assets acquired. The preliminary allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in goodwill. The Company has engaged a third party valuation firm to assist in its final determination of the allocation of excess purchase price. If the financial results during the earnout period result in additional consideration, the fair value of the additional consideration will be added to the cost of the acquired assets. On an unaudited pro-forma basis, the effects of the acquisition were not significant to the Company’s results of operations.

     A summary of the purchase price allocation (net of $25,000 cash acquired) is as follows:

Accounts receivable	$72,000
Inventories	312,000
Property, plant, equipment	367,000
Other assets	70,000
Intangible assets (preliminarily goodwill)	2,783,000
Current liabilities	(1,071,000)
Long-term liabilities, net of current portion	(59,000)

Total purchase price	$2,474,000

4. Acquisition of Simmons Outdoor Corp.

     On October 25, 2002 the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. (“Simmons”) for $20,829,000 cash ($16,000,000 was paid at close; the balance, $4,829,000 was paid in December, 2002). Simmons is a designer and distributor of riflescopes, binoculars and other consumer sports optics offering products under the Simmons, Weaver and Redfield brand names. The acquisition of Simmons presented the Company with opportunities to enter into the consumer sports optics marketplace with brand names that management believes are highly recognized and well regarded. To fund a portion of the purchase price, the Company sold 3,291,801 shares of its common stock in a private placement for net cash proceeds of $7,344,000. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit. The acquisition of Simmons was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase price allocation is based upon evaluations and other

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

studies of the fair value of the assets acquired. The excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in acquisition related intangible assets at February 29, 2004, and has been allocated to the value of the brand names and customer relationships acquired.

     A summary of the purchase price allocation (net of $3,000 cash acquired) is as follows:

Net accounts receivable	$4,820,000
Net inventories	14,407,000
Property, plant and equipment	239,000
Intangible assets	3,431,000
Current liabilities	(2,071,000)

Total purchase price	$20,826,000

     As of December 6, 2001, Simmons was a wholly owned subsidiary of Blount International, Inc. (“Blount”). On December 7, 2001, Blount sold Simmons to Alliant Techsystems, Inc. (“ATK”). The accompanying unaudited pro forma consolidated condensed financial information reflects ATK’s (successor) basis for periods subsequent to December 6, 2001.

     The following table presents unaudited pro forma condensed consolidated financial information for the year ended February 28, 2003, as though the acquisition occurred on March 1, 2002. The pro forma information for the year ended February 28, 2003 has been prepared by combining the statement of operations of Meade for the year ended February 28, 2003 and the statement of operations of Simmons (successor) for the eight months ended October 2002.

February 28,
2003
Net sales	$128,441,000
Operating income	$4,258,000
Net income	$982,000
Basic and diluted earnings per share	$0.05

     The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on March 1, 2002. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might have been achieved from the combined operations.

5. Bank and other debt

     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”) to provide the Company with a $35,645,000 credit facility consisting of a $34,000,000 revolving credit line (the “U.S. revolving loan”) and a $1,645,000 term loan (the “U.S. term loan”).

     On July 9, 2004 the Company executed the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment made the following key changes to the U.S. credit agreement, it: (1) extended the term of the facility to September 30, 2007, (2) eliminated the U.S. EBITDA covenant, (3) added a U.S. fixed charge coverage ratio requirement and (4) adjusted the pricing grid to allow improved pricing, based on performance.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On December 15, 2004 the Company executed the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment made the following key changes to the U.S. credit agreement, it: (1) amended the U.S. fixed charge coverage ratio and the consolidated fixed charge coverage ratio covenants, (2) set minimum availability requirements and (3) added a higher pricing level to the pricing grid.

     The impetus behind the Second and Third Amendments was the Company’s performance falling below the requirements underlying the fixed charge coverage ratios. After execution of the amendments, the Company’s was in compliance with the amended fixed charge coverage ratio requirements. Due to continuing losses during the fourth quarter of fiscal 2005, the Company concluded that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the year ended February 28, 2005. Accordingly, on May 27, 2005, the Company executed the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment made the following key changes to the U.S. credit agreement, it: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants, (2) added a $1 million availability reserve until the Company reaches certain consolidated fixed charge coverage ratio levels and (3) added higher pricing levels to the pricing grid. The Company is required to report its covenant calculations to the bank for the year ended February 28, 2005 based upon the terms of the Fourth Amendment. Upon execution of the Fourth Amendment the Company was in compliance with all of its bank covenants.

     Amounts outstanding on the U.S. revolving loan and U.S. term loan at February 28, 2005 were approximately $9,816,000 and $665,000, respectively. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 28, 2005 was approximately $6,000,000. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility expires in September 2007, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios and minimum tangible net worth. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (5.5% at February 28, 2005). Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) was higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The swap contract expired on September 1, 2004.

     In July 2004, the Company’s German subsidiary renegotiated its agreement with a bank to provide up to approximately $4,800,000 in revolving loans (subject to a borrowing base of eligible accounts receivable and inventories) expiring in July 2005. The German subsidiary also has an agreement with the bank that provides a term loan expiring June 2006 collateralized by land and buildings owned by the German subsidiary (collectively, the “European Loans”). The European Loans are guaranteed by the U.S. parent company up to approximately $3,400,000 at February 28, 2005. The guarantee expires on the earlier of the termination of the bank agreement or July 31, 2008. Outstanding amounts on the revolving loan and the term loan in Europe at February 28, 2005 were approximately $11,000 and $1,129,000, respectively. The European Loans bear interest at the bank’s base rate plus or minus applicable margins (7.5% and 6.0%, respectively at February 28, 2005).

     In connection with the purchase of certain assets and the assumption of certain liabilities of Coronado in December 2004, the Company assumed an unsecured note, payable in monthly installments of $6,400, including interest at 10% per annum through May 2006 and a note, collateralized by equipment, payable in monthly installments of $26,000, including interest at 6% per annum through April 2005.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate maturities of long-term debt not including capital leases at February 28, 2005 are as follows:

Fiscal Year:	Amount
2006	$765,000
2007	1,217,000

Total	$1,982,000

     The current portion of long-term debt consists of 1) $420,000 related to the U.S. term note, 2) $169,000 related to the European term loan and 3) $176,000 related to the Coronado notes payable assumed. The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

6. Commitments and Contingencies

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

     In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The lease term is five years with three, five-year renewal options. In January 2000, the Company entered into a lease for an office, repair and distribution facility in Graefelfing, Germany. During fiscal 2003, the Graefelfing space was reduced to office space only. In connection with the purchase of certain assets and the assumption of certain liabilities of Coronado in December 2004, the Company assumed a capital lease for equipment used in the manufacture of Coronado product. The equipment had an initial cost of $56,000, interest is 7.1% per annum with monthly payments of principal and interest of $1,100.

     Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 2005 that have remaining terms in excess of one year are as follows:

Fiscal Year	Capital	Operating
2006	$13,000	$1,843,000
2007	13,000	1,825,000
2008	13,000	1,294,000
2009	—	267,000
2010	—	228,000
Thereafter	—	228,000

Net minimum lease payments	39,000	$5,685,000

Less amount representing interest	4,000

Capital lease obligations	$35,000

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The preceding table assumes that any operating leases with renewal options that expire during fiscal 2005 or fiscal 2006 will be renewed under the terms of the governing lease agreement. For the fiscal years ended February 28, 2005, and February 29, 2004 and February 28, 2003, the Company incurred rent expense of $2,337,000, $2,371,000 and $2,731,000, respectively.

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

     The settlement includes a licensing agreement under which, effective August 15, 2004, and continuing for the life of the Meade Patents, Meade granted Celestron a non-exclusive license to utilize the patents, and Celestron will pay to Meade royalties equal to the greater of $100-per-unit or 8% of Celestron’s net revenue from sales of all telescopes that utilize the “level-North” technology. Celestron in turn granted Meade royalty-free, non-exclusive licenses for the rights to use the designs and technology covered by Celestron’s Patents. Included in net sales for the year ended February 28, 2005 was approximately $135,000 for royalties received.

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

     For the years ended February 28, 2005 and February 29, 2004 and February 28, 2003, the Company recognized ESOP contribution expense of $419,000, $859,000 and $905,000, respectively.

     As of February 28, 2005, approximately 2,251,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are generally made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 749,000 shares in suspense at February 28, 2005, including approximately 125,000 shares committed to be released as of February 28, 2005.

     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 2005 was $3.10 per share, the closing market price as determined by the Nasdaq National Market. At February 28, 2005 there was no repurchase obligation.

8. Income Taxes

     Pretax income (loss) from continuing operations for each of the three years February 28, 2005, February 29, 2004 and February 28, 2003 consists of the following:

	Year Ended February 28/29,
	2005	2004	2003
Domestic	$(4,302,000)	$979,000	$1,045,000
Foreign	2,914,000	3,202,000	923,000

	$(1,388,000)	$4,181,000	$1,968,000

     Significant components of the provision for income taxes are as follows:

	Year Ended February 28/29,
	2005	2004	2003
Current:
Federal	$(521,000)	$1,191,000	$(785,000)
State	(261,000)	482,000	(262,000)
Foreign	502,000	1,157,000	97,000

	(280,000)	2,830,000	(950,000)

Deferred:
Federal	(346,000)	(1,081,000)	1,130,000
State	(509,000)	(208,000)	356,000
Foreign	622,000	188,000	294,000

	(233,000)	(1,101,000)	1,780,000

	$(513,000)	$1,729,000	$830,000

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended February 28/29,
	2005	2004	2003
Federal income tax rate	(34.0)%	34.0%	34.0%
State income taxes, of federal income tax benefit	(9.9)	4.3	3.4
Federal and state refunds received from refund claims	(33.2)	—	—
Foreign income	37.4	1.8	4.6
Research and development credits	(2.2)	—	—
Other	4.9	1.3	0.2

	(37.0)%	41.4%	42.2%

     The significant components of the net deferred tax asset were as follows:

	February 28,	February 29,
	2005	2004
Sales returns	$1,154,000	$979,000
Inventory and accounts receivable	4,367,000	4,099,000
Accrued liabilities	1,217,000	2,780,000
Intangibles	(1,224,000)	(1,054,000)
Credits	1,549,000	—
Other	4,000	30,000

	$7,067,000	$6,834,000

     As of February 29, 2004, Meade had approximately $2,408,000 of state net operating loss carry forwards available to offset future taxable income. Those net operating loss carryforwards were utilized in full during the fiscal year ended February 28, 2005. The Company has foreign tax credits of approximately $936,000 which begin to expire during the fiscal year ending February 28, 2013 and research and experimentation credits of approximately $612,000 which begin to expire during the fiscal year ending February 28, 2024. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States. Management currently believes that it is more likely than not that realization of the credits will occur within the carryforward period.

9. Business Segments, Geographic Data and Major Customers

     The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes and other optical products. The Company is organized and operates as one segment in two principal geographic locations — North America and Europe. The following tables

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

present information about product sales and geographic data for the fiscal years ended February 28, 2005 and February 29, 2004 and February 28, 2003.

	Year Ended February 28/29,
	2005	2004	2003
Product sales:
Telescope and telescope accessories	$58,823,000	$81,024,000	$73,489,000
Binoculars	25,192,000	28,991,000	26,611,000
Riflescopes	21,643,000	24,878,000	8,300,000
Other	6,141,000	3,388,000	2,417,000

	$111,799,000	$138,281,000	$110,817,000

	Year Ended February 28/29,
	2005	2004	2003
Geographic data — product sales:
North America	$79,732,000	$101,995,000	$83,628,000
Germany	12,296,000	14,477,000	12,124,000
Other foreign/export	19,771,000	21,809,000	15,065,000

	$111,799,000	$138,281,000	$110,817,000

	February 28/29,
	2005	2004	2003
Geographic data — long-lived assets:
North America	$9,046,000	$5,916,000	$8,701,000
Germany	3,238,000	3,420,000	3,616,000

	$12,284,000	$9,336,000	$12,317,000

     The Company generated 11%, 11% and 15% of its revenue from one customer during the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. The Company generated 11% of its revenue from another customer during the fiscal year ended February 28, 2003.

10. Stock Incentive Plan

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Option activity under the Plan during fiscal years 2005, 2004 and 2003 was as follows:

		Weighted
	Option	Average
	Shares	Exercise Price
Options outstanding at February 28, 2002	3,457,000	6.39
Granted	918,000	2.41
Exercised	(25,000)	2.31
Cancelled	(450,000)	11.17
Forfeited	(108,000)	5.15

Options outstanding at February 28, 2003	3,792,000	4.92
Granted	653,000	2.92
Exercised	(183,000)	2.33
Cancelled	—	—
Forfeited	(826,000)	5.51

Options outstanding at February 29, 2004	3,436,000	4.54
Granted	588,000	3.07
Exercised	(13,000)	2.48
Cancelled	—	—
Forfeited	(41,000)	7.96

Options outstanding at February 28, 2005	3,970,000	4.26

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$2.31 – $4.10	2,121,000	7.2 years	$2.90	1,591,000	$2.78
$4.44 – $5.59	1,604,000	4.3 years	$4.94	1,594,000	4.95
$6.25 – $10.31	46,000	5.0 years	$7.75	46,000	7.75
$11.06 – $12.13	175,000	4.9 years	$11.23	175,000	11.23
$17.13 – $27.75	24,000	5.3 years	$21.28	24,000	21.28

	3,970,000			3,430,000

     The exercise price of options granted to employees was equal to the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. At February 28, 2005, 3,965,000 outstanding options for common stock were vested under the Plan. The option prices under the Plan range from $2.31 to $27.75 per share and are exercisable over periods ending no later than 2014.

11. Composition of Certain Balance Sheet Accounts

     The composition of inventories is as follows:

	February 28,	February 29,
	2005	2004
Raw materials	$7,449,000	$7,691,000
Work in process	6,023,000	6,193,000
Finished goods	33,677,000	25,893,000

	$47,149,000	$39,777,000

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The composition of property and equipment is as follows:

	February 28,	February 29,
	2005	2004
Land	$205,000	$198,000
Buildings	2,222,000	2,110,000
Molds and dies	6,482,000	5,947,000
Machinery and equipment	3,900,000	3,659,000
Furniture and fixtures	3,168,000	2,765,000
Autos and trucks	176,000	176,000
Leasehold improvements	1,427,000	1,280,000

	17,580,000	16,135,000
Less accumulated depreciation and amortization	(13,237,000)	(11,584,000)

	$4,343,000	$4,551,000

     The gross value of assets under capital leases included above is $56,000 at February 28, 2005; there were no assets under capital lease at February 29, 2004. For the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, the Company incurred depreciation expense of $1,653,000, $2,298,000 and $2,030,000, respectively.

     The composition of accrued liabilities is as follows:

	February 28,	February 29,
	2005	2004
Salaries, wages, bonuses and other associated payroll costs	$1,349,000	$3,028,000
Advertising and marketing expenses	425,000	1,012,000
Professional fees	437,000	332,000
Warranty costs	1,173,000	1,427,000
Other	1,391,000	1,085,000

	$4,775,000	$6,884,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 2005	MEADE INSTRUMENTS CORP.
	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
President, Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven G. Murdock	Director, President, Chief Executive Officer	May 31, 2005
and Secretary
Steven G. Murdock	(Principal Executive Officer)

/s/ Brent W. Christensen	Senior Vice President — Finance and	May 31, 2005
Chief Financial Officer
Brent W. Christensen	(Principal Financial and Accounting Officer)

/s/ Harry L. Casari	Director and Chairman of the Board	May 31, 2005

Harry L. Casari

/s/ Timothy C. McQuay	Director	May 31, 2005

Timothy C. McQuay

/s/ Michael P. Hoopis	Director	May 31, 2005

Michael P. Hoopis

/s/ Vernon L. Fotheringham	Director	May 31, 2005

Vernon L. Fotheringham

/s/ Frederick H. Schneider	Director	May 31, 2005

Frederick H. Schneider

II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At
Allowance for	Beginning of	Charged to Costs	Charged to Other		Balance At End
Doubtful Accounts	Period	and Expenses	Accounts(3)	Deductions(1)	of Period
Year ended February 28, 2003	$2,232,000	$163,000		$1,681,000	$714,000
Year ended February 29, 2004	$714,000	$1,210,000	$(5,000)	$1,215,000	$704,000
Year ended February 28, 2005	$704,000	$203,000	$5,000	$225,000	$687,000

	Balance At
Allowance for	Beginning of	Charged to Costs	Charged to Other		Balance At End
Excess Inventories	Period	and Expenses	Accounts(3)	Deductions(2)	of Period
Year ended February 28, 2003	$9,099,000			$1,590,000	$7,509,000
Year ended February 29, 2004	$7,509,000	$1,471,000	$236,000	$1,101,000	$8,115,000
Year ended February 28, 2005	$8,115,000	$2,788,000	$99,000	$2,331,000	$8,671,000

(1) Principally recoveries and write-off of delinquent accounts

(2) Principally sale or destruction of previously reserved inventory

(3)	Effect of exchange rate changes during the period

EXHIBIT INDEX

Incorporation
Exhibit	Description	Reference
2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, and Rudolf Bresser, an individual, on the one hand, and the Company and Meade Instruments Europe Corp., a California corporation, on the other (excluding Exhibits and Schedules thereto)	(h)
2.2†	Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto)	(p)
2.3†	First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(p)
2.4†	Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(p)
3.1†	Certificate of Incorporation of the Company, as amended	(c)
3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(k)
3.7†	Amended and Restated Bylaws of the Company, as amended	(u)
4.1†	Specimen Stock Certificate	(d)
4.2†	Subscription Agreement, dated as of October 22, 2002, by and among Meade and the Purchasers Named on the Signature Page thereto	(q)
4.3†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade and Purchasers Named therein	(q)
4.4†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp. and John C. Diebel	(s)
10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between the Company and The Irvine Company	(a)
10.14†+	Employee Stock Ownership Plan (“ESOP”) Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A.	(e)
10.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)

Incorporation
Exhibit	Description	Reference
10.35†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)
10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)
10.47†	Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)	(p)
10.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof.	(p)
10.51†	Transition Agreement, by and between Meade Instruments Corp. and John Diebel, dated April 18, 2003	(s)
10.53†+	Nonqualified Stock Option Agreement, dated as of April 12, 2000, by and between Meade and Rolf Bresser	(bb)
10.54†	First Amendment to Amended and Restated Credit Agreement dated October 27, 2003	(t)
10.55†	Lease Agreement, dated as of March 26, 1992, between Simmons Outdoor Corporation and Realty Four, and three Addendum Agreements thereto, dated April 1, 1992, June 6, 1995 and November 2, 1999 respectively	(u)
10.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(v)
10.57†	Second Amendment to Amended and Restated Credit Agreement, dated July 9, 2004	(w)
10.58†	Asset Purchase Agreement, dated as of October 20, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation	(x)
10.59†	First Amendment to Asset Purchase Agreement, dated as of December 1, 2004, by and between Coronado Technology Group, L.L.C., .an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation and wholly-owned subsidiary of Meade that subsequently changed its name to Coronado Instruments, Inc., a California corporation, on the other, excluding Schedules and Exhibits	(y)
10.60†	Third Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, and entered into by and among Bank of America, N.A. and Meade Instruments	(z)

Incorporation
Exhibit	Description	Reference
Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
10.61+	Amended and Restated Meade Instruments Corp. Employee Stock Ownership Plan, as amended
10.62+	Meade Instruments Corp. Employee Stock Ownership Plan Loan and Pledge Agreement, between the ESOP and the Company, as amended
10.63+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended.
10.64+	Form Employment Agreement between the Company and executive officers of the Company
10.65+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended
10.66+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments 1997 Stock Incentive Plan, as amended
10.67+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended
10.68†	Fourth Amendment to Amended and Restated Credit Agreement, dated May 27, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(aa)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock
31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen
32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock
32.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen

†	Previously filed with the Securities Exchange Commission as set forth in the following table:

+	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(j)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(k)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.

(l)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(m)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(n)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(o)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(p)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(q)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-101404), as filed with the Securities and Exchange Commission on November 22, 2002.

(r)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2002, as filed with the Securities and Exchange Commission on January 14, 2003.

(s)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2003.

(t)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.

(u)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004.

(v)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.

(w)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2004, as filed with the Securities and Exchange Commission on July 15, 2004.

(x)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2004.

(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2004.

(aa)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2005.

(bb)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2003, as filed with the Securities and Exchange Commission on May 29, 2003.