Form 10-Q
period 2005-05-31
MEADE INSTRUMENTS CORP
filed 2005-07-15
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22183

MEADE INSTRUMENTS CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-2988062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 Oak Canyon, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

     Number of shares of common stock outstanding as of June 30, 2005 is 20,003,855, $0.01 par value per share.

MEADE INSTRUMENTS CORP.

PART I — FINANCIAL INFORMATION

i

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	February 28,
	2005	2005
ASSETS
Current assets:
Cash	$2,804,000	$3,929,000
Accounts receivable, less allowance for doubtful accounts of $629,000 at May 31, 2005 and $687,000 at February 28, 2005	20,169,000	17,549,000
Inventories	42,465,000	47,149,000
Deferred income taxes	8,004,000	6,738,000
Prepaid expenses and other current assets	627,000	771,000

Total current assets	74,069,000	76,136,000
Goodwill	4,331,000	4,331,000
Acquisition-related intangible assets, net	3,283,000	3,375,000
Property and equipment, net	4,193,000	4,343,000
Deferred income taxes	329,000	329,000
Other assets, net	248,000	235,000

	$86,453,000	$88,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$7,945,000	$9,827,000
Accounts payable	4,348,000	3,954,000
Accrued liabilities	7,971,000	4,775,000
Income taxes payable	2,548,000	3,225,000
Current portion of long-term debt and capital lease obligations	671,000	776,000

Total current liabilities	23,483,000	22,557,000

Long-term debt and capital lease obligations	1,008,000	1,241,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,004,000 and 20,002,000 shares issued and outstanding at May 31, 2005 and February 28, 2005, respectively	200,000	200,000
Additional paid-in capital	41,102,000	40,442,000
Retained earnings	24,223,000	25,016,000
Deferred stock compensation	(676,000)	—
Accumulated other comprehensive (loss) income	(915,000)	1,374,000

	63,934,000	67,032,000
Unearned ESOP shares	(1,972,000)	(2,081,000)

Total stockholders’ equity	61,962,000	64,951,000

	$86,453,000	$88,749,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31,
	2005	2004
Net sales	$21,525,000	$19,617,000
Cost of sales	15,546,000	14,912,000

Gross profit	5,979,000	4,705,000
Selling expenses	3,693,000	3,402,000
General and administrative expenses	2,898,000	2,476,000
ESOP contribution expense	92,000	103,000
Research and development expenses	369,000	525,000

Operating loss	(1,073,000)	(1,801,000)
Interest expense	204,000	151,000

Loss before income taxes	(1,277,000)	(1,952,000)
Benefit for income taxes	(484,000)	(793,000)

Net loss	$(793,000)	$(1,159,000)

Basic and diluted loss per share	$(0.04)	$(0.06)

Weighted average number of shares outstanding — basic and diluted	19,252,000	19,232,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(793,000)	$(1,159,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504,000	490,000
ESOP contribution	92,000	103,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,898,000)	2,335,000
Decrease (increase) in inventories	4,374,000	(2,708,000)
Decrease (increase) in prepaid expenses and other assets	95,000	(148,000)
Increase in accounts payable	469,000	850,000
Increase (decrease) in accrued liabilities	94,000	(548,000)
Decrease in income taxes payable	(462,000)	(1,045,000)

Net cash provided by (used in) operating activities	1,475,000	(1,830,000)

Cash flows from investing activities:
Capital expenditures	(324,000)	(168,000)

Net cash used in investing activities	(324,000)	(168,000)

Cash flows from financing activities:
Net borrowings on bank line of credit	(1,883,000)	(182,000)
Payments on long-term debt	(272,000)	(144,000)
Payments under capital lease obligations	(3,000)	—

Net cash used in financing activities	(2,158,000)	(326,000)

Effect of exchange rate changes on cash	(118,000)	(115,000)

Net decrease increase in cash	(1,125,000)	(2,439,000)
Cash at beginning of period	3,929,000	7,806,000

Cash at end of period	$2,804,000	$5,367,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.

     In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended May 31, 2005 and 2004, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B. Stock Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below.

	Three months ended May 31,
	2005	2004
Reported net loss	$(793,000)	$(1,159,000)
Compensation cost, net of tax	(91,000)	(236,000)

Pro forma net loss	$(884,000)	$(1,395,000)

Reported loss per share — basic and diluted.	$(0.04)	$(0.06)

Pro forma loss per share — basic and diluted	$(0.05)	$(0.07)

     The fair value of the Company’s stock options used to compute pro forma net income (loss) and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended May 31,
	2005	2004
Weighted average expected life (years)	6.0	6.0
Volatility	33.1%	69.3%
Risk-free interest rate	4.00%	3.01%
Expected dividends	None	None
Weighted average fair value of options granted	$1.10	$1.90

C. Composition of Certain Balance Sheet Accounts

     The composition of inventories is as follows:

	May 31,	February 28,
	2005	2005
Raw materials	$8,037,000	$7,449,000
Work-in-process	5,260,000	6,023,000
Finished goods.	29,168,000	33,677,000

	$42,465,000	$47,149,000

     The composition of acquisition-related intangible assets is as follows:

	May 31,	February 28,
	2005	2005
Brand names — non-amortizing	$2,041,000	$2,041,000

Trademarks	1,398,000	1,398,000
Customer relationships	1,390,000	1,390,000
Accumulated amortization	(1,546,000)	(1,454,000)

Total amortizing acquisition-related intangible assets	1,242,000	1,334,000

Total acquisition-related intangible assets	$3,283,000	$3,375,000

     Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2006	$361,000
2007	139,000
2008	139,000
2009	139,000
2010	139,000

     The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.

D. Commitments and Contingencies

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

E. Earnings (Loss) Per Share

     Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which are included under the treasury stock method. Due to the net loss in each quarter presented, 71,000 and 224,000 potential shares of common stock have been excluded from diluted weighted average shares of common stock for the three months ended May 31, 2005 and 2004, respectively, as the effect would be anti-dilutive. For the quarters ended May 31, 2005 and 2004, options to purchase an average of 3,172,000 and 1,989,000 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

F. Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at May 31, 2005, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three months ended May 31, 2005 and 2004, respectively, the Company had other comprehensive income (loss) as follows:

	Three months ended
	May 31,
	2005	2004
Net loss	$(793,000)	$(1,159,000)
Currency translation adjustment	(392,000)	(31,000)
Change in fair value of foreign currency forward contracts, net of tax	(1,897,000)	(398,000)
Change in fair value of interest rate swap	—	8,000

Total other comprehensive loss	$(3,082,000)	$(1,580,000)

G. Product Warranties

     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Most of the Coronado products have limited five-year warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows.

	Three months ended
	May 31,
	2005	2004
Beginning balance	$1,173,000	$1,427,000
Warranty accrual	162,000	130,000
Labor and material usage	(152,000)	(353,000)

Ending balance	$1,183,000	$1,204,000

H. Derivative Instruments and Hedging Activities

     The Company, at times, utilizes derivative financial instruments to manage its currency exchange rate and interest rate risks. The Company does not enter into these arrangements for trading or speculation purposes.

	May 31, 2005		February 28, 2005
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$13,300,000	$(3,163,000)	—	—

     At May 31, 2005, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2006.

I. Bank Borrowings

     At May 31, 2005, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement.

J. Restricted stock

     On May 24, 2005, pursuant to the Company’s 1997 Stock Incentive Plan, the Company granted an award of 247,500 shares of restricted stock to various employees. The fair value of the shares was $681,000, as measured by the closing price of the Company’s stock on the Nasdaq National Market on the grant date. The fair value of the award is included in additional paid in capital and deferred stock compensation in the equity section of the accompanying Consolidated Balance Sheets. One third of the shares vest on each annual anniversary of the grant date. The restricted stock awards provide for acceleration of vesting upon the achievement of certain consolidated net sales levels specified in the award agreements. Compensation cost will be recognized on a straight line basis over the three year vesting period. Recognition of compensation cost will accelerate if the vesting schedule accelerates.

K. New Accounting Pronouncement

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on its results of operations or financial position.

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

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

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

Overview

     Net sales during the first quarter of fiscal year 2006 were up nearly ten percent from the prior year’s first quarter. Sales at the Company’s European subsidiary were very strong during the first quarter of 2006; sales were up over 75% from the prior year quarter. The increase at Meade Europe was principally attributable to orders for Bresser brand binoculars from a significant customer. Sales at the Company’s Coronado subsidiary also contributed to the increase in sales for the quarter. There were no Coronado sales in the prior year’s quarter as Coronado was acquired in December 2004. Meade’s higher-end telescope and related accessory sales improved over the prior year as that market began to respond to Meade’s new products (notably the RCX400 series of high-end telescopes and the DSI astro imager) and as the effect of the 2003 Mars opposition continued to diminish. The improvement in Meade brand high-end telescope and accessory sales was more than offset by lower sales of Meade brand binoculars, principally Meade binoculars with integrated digital cameras as several large orders from the prior year were not repeated in the current year quarter. Management expects pricing pressure and weak demand to continue in the market for Meade brand digital-camera binoculars. Small telescope sales were also lower in the current year quarter as sales principally to two large customers were lower in the current year than in the prior year. Management expects annual sales of smaller-aperture telescopes to be relatively consistent with the prior year overall. The Company’s Simmons Outdoor Corp. subsidiary experienced lower riflescope sales during the first quarter as its customers awaited delivery of the new Simmons brand Master Series scopes. The Master Series is a near complete redesign of the Simmons line featuring several innovative features for which the Company is pursuing intellectual property protection. Management expects sales at the Simmons subsidiary to improve over the prior year as the Master Series production reaches expected levels.

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004

     Net sales for the first quarter of fiscal 2006 were $21.5 million compared to $19.6 million for the first quarter of fiscal 2005, an increase of 9.7%. The increase in net sales from the prior year was principally due to an increase of nearly $4 million in sales of binoculars, principally sales of Bresser brand binoculars in Europe. Also adding to the increase was approximately $1.0 million in sales of Coronado brand product; (there were no Coronado sales in the prior year quarter) and over $0.5 million in sales of Meade higher-end telescopes and accessories. Sales increases were partially offset by lower sales of digital camera binoculars, down by over $2 million, lower sales of small telescopes, down by approximately $1 million and lower riflescope sales, down by over $1 million.

     Gross profit increased from $4.7 million (24.0% of net sales) for the first quarter of fiscal 2005 to $6.0 million (27.8% of net sales) for the first quarter of fiscal 2006, an increase of 27.1%. The dollar increase followed the increase in net sales for the quarter as well as the increased gross margin for the quarter. The increase in gross margin (gross profit as a percent of net sales) was attributable to higher sales covering manufacturing costs and sales mix trending toward higher margin products.

     Selling, general and administrative expenses increased from $5.9 million (30.0% of net sales) for the first quarter of fiscal 2005 to $6.6 million (30.6% of net sales) for the first quarter of fiscal 2006, an increase of 12.1%. Selling expenses increased approximately $0.3 million or 8.5% on higher freight costs (on increased sales volume) and higher commission expenses. General and administrative expenses increased approximately $0.4 million or 17.0% on slightly higher compensation costs and higher professional and consulting fees.

     ESOP contribution expense remained flat at approximately $0.1 million (0.5% and 0.4% of net sales for the prior and current year quarter, respectively) for each quarter presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

     Research and development expenses decreased from $0.5 million (2.7% of net sales) for the first quarter of fiscal 2005 to $0.4 million (1.7% of net sales) for the first quarter of fiscal 2006, a decrease of 29.7%. The decrease was principally due to a decrease in outside research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.

     Interest expense remained relatively flat, at approximately $0.2 million in each of the quarters presented. Higher average borrowings are the principal reason the expense increased slightly from the prior year.

Seasonality

     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company’s net sales and operating income typically occurs in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.

Liquidity and Capital Resources

     For the three months ended May 31, 2005 the Company funded its operations principally with short-term bank borrowings supplemented by cash from operating activities. Cash flow from operating activities was augmented by a decrease in inventories partially offset by an increase in accounts receivable. The decrease in inventories was influenced by slightly higher sales in the first quarter than in the fourth quarter of fiscal 2005 (net sales were $19.7 million and $21.5 million for the quarters ended February 28, 2005 and May 31, 2005, respectively) and reflected management’s focus on decreasing inventories from levels that were higher than expected at the end of fiscal 2005. The increase in accounts receivable reflects increased sales and the timing of those sales in the quarter. Working capital totaled approximately $50.6 million at May 31, 2005, compared to $53.6 million at February 28, 2005. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at May 31, 2005 was approximately $11.0 million. At May 31, 2005, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

     Capital expenditures, including financed purchases of equipment, aggregated $0.3 million and $0.2 million for the three month periods ended May 31, 2005 and 2004, respectively. The Company had no material capital expenditure commitments at May 31, 2005.

New Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on its results of operations or financial position.

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

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

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

     The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company conducts business in a number of foreign countries and is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in the Euro. Business activities in various currencies expose the Company to the risk that the eventual net United States dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. In prior years, foreign currency fluctuations have not had a material impact on Meade’s revenues or results of operations. There can be no assurance that European or other currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, an adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of May 31, 2005, the Company had the following forward exchange contracts outstanding.

	May 31, 2005		February 28, 2005
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$13,300,000	$(3,163,000)	—	—

     Under the terms of its credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. Term Loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) was higher than that which would have been available if the variable rate had been applied during the swap period. Under the interest-rate swap contract, the Company agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The swap contract matured on September 1, 2004.

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

Date: July 15, 2005

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