Form 10-Q
period 2005-08-31
MEADE INSTRUMENTS CORP
filed 2005-10-17
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22183

MEADE INSTRUMENTS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	95-2988062 (I.R.S. Employer
of incorporation or organization)	Identification No.)

6001 Oak Canyon, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)
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
Yes ☐          No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☐
     Number of shares of common stock outstanding as of September 30, 2005 is 20,003,855 $0.01 par value per share.

MEADE INSTRUMENTS CORP.
i

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	February 28,
	2005	2005
ASSETS
Current assets:
Cash	$962,000	$3,929,000
Accounts receivable, less allowance for doubtful accounts of $655,000 at August 31, 2005 and $687,000 at February 28, 2005	22,254,000	17,549,000
Inventories	53,117,000	47,149,000
Deferred income taxes	7,772,000	6,738,000
Prepaid expenses and other current assets	1,047,000	771,000

Total current assets	85,152,000	76,136,000
Goodwill	2,115,000	4,331,000
Acquisition-related intangible assets, net	5,338,000	3,375,000
Property and equipment, net	5,875,000	4,343,000
Deferred income taxes	329,000	329,000
Other assets, net	324,000	235,000

	$99,133,000	$88,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$15,391,000	$9,827,000
Accounts payable	12,940,000	3,954,000
Accrued liabilities	7,760,000	4,775,000
Income taxes payable	488,000	3,225,000
Current portion of long-term debt and capital lease obligations	662,000	776,000

Total current liabilities	37,241,000	22,557,000

Long-term debt and capital lease obligations	851,000	1,241,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,004,000 and 20,002,000 shares issued and outstanding at August 31, 2005 and February 28, 2005, respectively	200,000	200,000
Additional paid-in capital	41,071,000	40,442,000
Retained earnings	22,749,000	25,016,000
Deferred stock compensation	(618,000)	—
Accumulated other comprehensive (loss) income	(499,000)	1,374,000

	62,903,000	67,032,000
Unearned ESOP shares	(1,862,000)	(2,081,000)

Total stockholders’ equity	61,041,000	64,951,000

	$99,133,000	$88,749,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Net sales	$21,877,000	$22,633,000	$43,402,000	$42,373,000
Cost of sales	16,883,000	16,939,000	32,429,000	31,851,000

Gross profit	4,994,000	5,694,000	10,973,000	10,522,000
Selling expenses	4,106,000	3,850,000	7,799,000	7,252,000
General and administrative expenses	3,059,000	2,578,000	5,957,000	5,177,000
ESOP expense	79,000	95,000	171,000	198,000
Research and development expenses	302,000	442,000	671,000	967,000

Operating loss	(2,552,000)	(1,271,000)	(3,625,000)	(3,072,000)
Interest expense	231,000	199,000	435,000	350,000

Loss before income taxes	(2,783,000)	(1,470,000)	(4,060,000)	(3,422,000)
Benefit for income taxes	(1,309,000)	(589,000)	(1,793,000)	(1,382,000)

Net loss	$(1,474,000)	$(881,000)	$(2,267,000)	$(2,040,000)

Basic and diluted loss per share	$(0.08)	$(0.05)	$(0.12)	$(0.11)

Weighted average number of shares outstanding — basic and diluted	19,317,000	19,262,000	19,285,000	19,247,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,267,000)	$(2,040,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,149,000	998,000
ESOP contribution	171,000	198,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,931,000)	2,162,000
Increase in inventories	(6,824,000)	(16,068,000)
Increase in prepaid expenses and other assets	(441,000)	(80,000)
Increase in accounts payable	9,319,000	7,164,000
Increase (decrease) in accrued liabilities	805,000	(1,966,000)
Decrease in income taxes payable	(2,729,000)	(1,630,000)

Net cash used in operating activities	(5,748,000)	(11,262,000)

Cash flows from investing activities:
Capital expenditures	(2,542,000)	(216,000)

Net cash used in investing activities	(2,542,000)	(216,000)

Cash flows from financing activities:
Net borrowings under bank lines of credit	5,590,000	10,290,000
Payments on long-term bank notes	(438,000)	(285,000)
Payments under capital lease obligations	(7,000)	—

Net cash provided by financing activities	5,145,000	10,005,000

Effect of exchange rate changes on cash	178,000	(332,000)

Net decrease in cash	(2,967,000)	(1,805,000)
Cash at beginning of period	3,929,000	7,806,000

Cash at end of period	$962,000	$6,001,000
Noncash investing and financing activities:
Issuance of restricted stock	$681,000	—
Financed purchase of equipment under capital lease	21,000	—
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
     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended August 31, 2005 and 2004, respectively, are not necessarily indicative of the operating results for the entire fiscal year.
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

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004
Reported net loss	$(1,474,000)	$(881,000)	$(2,267,000)	$(2,040,000)
Add back restricted stock compensation expense recognized, net of tax	31,000	—	35,000	—
Compensation expense determined under fair value method, net of tax	(118,000)	(275,000)	(213,000)	(513,000)

Pro forma net loss	$(1,561,000)	$(1,156,000)	$(2,445,000)	$(2,553,000)

Reported net loss per share — basic and diluted	$(0.08)	$(0.05)	$(0.12)	$(0.11)

Pro forma net loss per share — basic and diluted	$(0.08)	$(0.06)	$(0.13)	$(0.13)

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004
Weighted average expected life (years)	6.0	6.0	6.0	6.0
Volatility	33.1%	69.3%	33.1%	69.3%
Risk-free interest rate	3.98%	3.38%	3.98%	3.38%
Expected dividends	None	None	None	None
Weighted average fair value of options granted	$2.28	$1.99	$2.28	$1.99

C. Composition of Certain Balance Sheet Accounts
     The composition of inventories is as follows:

	August 31,	February 28,
	2005	2005
Raw materials	$8,017,000	$7,449,000
Work-in-process	7,107,000	6,023,000
Finished goods	37,993,000	33,677,000

	$53,117,000	$47,149,000

     The composition of acquisition-related intangible assets is as follows:

	August 31,	February 28,
	2005	2005
Brand names — non-amortizing	$2,041,000	$2,041,000

Trademarks	1,938,000	1,398,000
Customer relationships	1,390,000	1,390,000
Completed technologies	1,620,000	—
Other	56,000	—
Accumulated amortization	(1,707,000)	(1,454,000)

Total amortizing acquisition-related intangible assets	3,297,000	1,334,000

Total acquisition-related intangible assets	$5,338,000	$3,375,000

     Purchase price in excess of the estimated fair value of the tangible assets acquired in the Company’s December 2004 acquisition of Coronado Technology Group, LLC was initially recorded as goodwill. During the quarter ended August 31, 2005, the Company completed its evaluation of the fair value of the acquisition-related intangible assets associated with its purchase of Coronado. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been allocated as follows:

	Amortization
Acquisition-related	period	Gross carrying
intangible asset	(in years)	amount
Completed technologies	12	$1,620,000
Trademarks	9	540,000
Other	1	56,000
Goodwill	none	567,000

Total		$2,783,000

     This change in estimate resulted in amortization expense of approximately $69,000 for the quarter ended August 31, 2005. Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2006	$565,000
2007	336,000
2008	336,000
2009	336,000
2010	336,000
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

E. Earnings (Loss) Per Share
     Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method. Total options outstanding at August 31, 2005 and 2004 were 3,893,000 and 3,988,000, respectively. The number of restricted shares outstanding at August 31, 2005 was 247,500, none at August 31, 2004. Weighted average shares for the three and six month periods ended August 31, 2005 exclude the aggregate dilutive effect of approximately 41,000 and 47,000 shares, respectively, for stock options and restricted stock, because the Company incurred a loss and the effect would have been anti-dilutive. Weighted average shares for the three and six month periods ended August 31, 2004 exclude the aggregate dilutive effect of approximately 139,000 and 181,000 shares, respectively, for stock options because the Company incurred a loss and the effect would have been anti-dilutive. For the three months and six months ended August 31, 2005, options to purchase 3,327,000 and 3,325,000 shares of common stock, were not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. For the three months and six months ended August 31, 2004, options to purchase 2,842,000 and 2,841,000 shares of common stock, respectively, were not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.
F. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at August 31, 2005, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three and six months ended August 31, 2005 and 2004, respectively, the Company had other comprehensive income (loss) as follows:

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004
Net loss	$(1,474,000)	$(881,000)	$(2,267,000)	$(2,040,000)
Currency translation adjustments	(122,000)	(117,000)	(514,000)	(148,000)
Change in fair value of interest rate swap, net of tax	—	7,000		15,000
Change in fair value of foreign currency forward contracts, net of tax	539,000	(441,000)	(1,358,000)	(839,000)

Total other comprehensive loss	$(1,057,000)	$(1,432,000)	$(4,139,000)	$(3,012,000)

G. Product Warranties
     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Most of the Coronado products have limited five-year warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows.

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004
Beginning balance	$1,183,000	$1,204,000	$1,173,000	$1,427,000
Warranty accrual	24,000	126,000	186,000	256,000
Labor and material usage	(105,000)	(171,000)	(257,000)	(524,000)

Ending balance	$1,102,000	$1,159,000	$1,102,000	$1,159,000

H. Derivative Instruments and Hedging Activities
     The Company, at times, utilizes derivative financial instruments to manage its currency exchange rate and interest rate risks. The Company does not enter into these arrangements for trading or speculation purposes.

	August 31, 2005		February 28, 2005
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$10,194,000	$(2,266,000)	—	—
     At August 31, 2005, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges of firm commitments to purchase inventory. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2006.
I. Bank Borrowings
     Continuing losses for the six months ended August 31, 2005, led the Company to conclude that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the period ended August 31, 2005. Accordingly, on October 12, 2005, the Company executed the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment made the following key changes to the U.S. credit agreement: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants and (2) added higher interest rate levels to the pricing grid. The fee for the amendment was $75,000. The Company is required to report its covenant calculations to the bank for the period ended August 31, 2005 based upon the terms of the Fifth Amendment. Upon execution of the Fifth Amendment the Company was in compliance with all of its bank covenants.
     On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,818,000 USD at August 31, 2005). The approximately 50,000 sq. ft building, located in Rhede, Germany, initially will be used as warehouse space, necessary for warehousing products in anticipation of the heavy seasonal selling period during this year’s third and fourth fiscal quarters. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,681,000 USD at August 31, 2005) long-term loan (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $14,000 USD at August 31, 2005) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan.
     Concurrently with negotiations to obtain the European term loan no. 2, the subsidiary renegotiated its bank line of credit. The new European line of credit is 7,500,000 Euro (approximately $9,172,000 USD at August 31, 2005) and bears interest at EURIBOR plus 2%; 5,500,000 Euro of the line expires on January 1, 2006 with the remaining 2,500,000 Euro expiring on July 31, 2006. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,180,000 USD at August 31, 2005); and require certain minimum capitalization amounts at the subsidiary.
     Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	August 31, 2005	February 28, 2005
U.S. bank revolving line of credit	$15,028,000	$9,816,000
European bank revolving line of credit	363,000	11,000
Total bank lines of credit	$15,391,000	$9,827,000

U.S. term loan	$455,000	$665,000
European term loan no.1	964,000	1,129,000
Notes payable and capital lease obligations	94,000	223,000

Total debt and capital lease obligations	1,513,000	2,017,000
Less current portion	(662,000)	(776,000)

Total long-term debt and capital lease obligations	$851,000	$1,241,000

J. Restricted stock
     On May 24, 2005, pursuant to the Company’s 1997 Stock Incentive Plan, the Company granted an award of 247,500 shares of restricted stock to various employees. The fair value of the shares was $681,000, as measured by the closing price of the Company’s stock on the Nasdaq National Market on the grant date. The initial fair value of the award is included in additional paid-in capital and deferred stock compensation in the stockholders’ equity section of the accompanying Consolidated Balance Sheets. One third of the shares vest on each annual anniversary of the grant date. The restricted stock awards provide for acceleration of vesting upon the achievement of certain consolidated net sales levels specified in the award agreements. Compensation cost will be recognized on a straight line basis over the three year vesting period. Recognition of compensation cost will accelerate if the vesting schedule accelerates.
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
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently paying US tax on its foreign earnings as predominantly all of the Company’s foreign earnings are generated through operations that are in the form of a branch for US tax purposes. Accordingly, this new law will not have an impact on the Company’s effective tax rate.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt the provisions of SFAS No. 123R effective March 1, 2006, at which time we will begin recognizing the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
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
Overview
     Consolidated net sales during the second quarter of fiscal year 2006 were relatively flat compared to the prior year’s second quarter. Sales at the Company’s European subsidiary continued to meet management’s expectations, increasing approximately 20% over the prior year quarter. That increase was principally due to sales of Meade and Coronado branded telescopes and accessories through the subsidiary. The Company’s Coronado subsidiary also contributed to sales for the quarter. There were no Coronado sales in the prior year’s quarter as Coronado was acquired in December 2004. Meade’s higher-end telescope and related accessory sales improved over the prior year as that market continued to respond to Meade’s newer products (notably the RCX400 series of high-end telescopes and the DSI astro imager) and as the effect of the 2003 Mars opposition continued to diminish. Small telescope sales and sales of binoculars, including sales of binoculars with integrated digital cameras, met management’s expectations and were not significantly different from the prior year. Management expects annual sales of smaller-aperture telescopes to be relatively consistent with the prior year overall and expects pricing pressure and weak demand to continue in the market for digital-camera binoculars. Offsetting the sales increases from the Meade and Coronado branded products in the U.S. and increases at the Company’s European subsidiary, was an almost 40% reduction in sales at the Company’s Simmons subsidiary as compared to the prior year quarter. Supply problems from the Asian factory that makes the vast majority of the Company’s newly designed Simmons riflescopes led to the decrease in sales at Simmons. The Asian supply problems have significantly diminished both sales-to-date and management’s outlook for Simmons for the remainder of the year. Although management expects production levels at the Asian factory to be at full capacity by the end of the current fiscal year, management does not believe the Company will be able to recapture sales that have already been lost in this year’s riflescope selling season. Management expects Simmons sales to return to historical levels as the production difficulties in Asia are resolved.
Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004
     Net sales for the second quarter of fiscal 2006 were $21.9 million compared to $22.6 million for the second quarter of fiscal 2005, a decrease of 3.3%. Sales of the company’s higher-end telescope and telescope accessory products increased by approximately $2 million over the prior year period. Also adding to sales in the current period was over $1 million of Coronado brand product sales (there were no Coronado sales in the prior year period). Sales increases were offset principally by a decrease in sales of riflescopes of approximately $3 million. Lower sales of binoculars and night vision products (over $0.5 million combined) were also a component of the decrease from the prior year period.
     Gross profit decreased from $5.7 million (25.2% of net sales) for the second quarter of fiscal 2005 to $5.0 million (22.8% of net sales) for the second quarter of fiscal 2006, a decrease of 12.3%. The dollar decrease in gross profit followed the decrease in the gross margin for the quarter. Gross margin (gross profit as a percent of net sales) for the current quarter was negatively affected by lower margins at Simmons due to discounts on prior year products and air freight expenses on new products. Margins were also slightly lower at Meade Europe due to increased sales to mass merchandisers at comparatively lower margins
     Selling expenses increased slightly from $3.9 million (17.0% of net sales) for the second quarter of fiscal 2005 to $4.1 million (18.8% of net sales) for the second quarter of fiscal 2006, an increase of 6.6%. The increase was primarily due to higher marketing and advertising costs related to the introduction of the new Simmons riflescopes. The expenses were incurred prior to the significantly lower than expected quantities of Simmons riflescopes from the Asian supplier were realized.
     General and administrative expenses increased from $2.6 million (11.4% of net sales) for the second quarter of fiscal 2005 to $3.1 million (14.0% of net sales) for the second quarter of fiscal 2006, an increase of 18.7%. Approximately one half of the increase was due to the inclusion of general and administrative expenses from the Company’s Coronado subsidiary (there were no Coronado expenses in the prior year’s quarter). The balance of the increase was due to higher internal and external accounting expenses.

     ESOP contribution expense remained flat at approximately $0.1 million (0.4% and 0.3% of net sales for the prior and current year quarter, respectively) for each quarter presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses decreased from $0.4 million (2.0% of net sales) for the second quarter of fiscal 2005 to $0.3 million (1.4% of net sales) for the second quarter of fiscal 2006, a decrease of 31.7%. The decrease was principally due to a decrease in external research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.
     Interest expense remained relatively flat, at approximately $0.2 million in each of the quarters presented. Higher average borrowings and rates are the principal reason the expense increased slightly from the prior year.
     The benefit for income taxes increased from 40.0% of the loss before income taxes for the second quarter of fiscal 2005 to 47.0% of the loss before income taxes for the second quarter of fiscal 2006. The rate for both periods presented reflects management’s best estimates of the expected tax rate for the relevant fiscal year. Fluctuations in the tax rate reflect changes in management’s estimates of the timing and extent of taxable income generated in the U.S. and overseas as well as the timing and extent of the estimated utilization of certain tax credits generated in the U.S. and overseas.
     Six Months Ended August 31, 2005 Compared to Six Months Ended August 31, 2004
     Net sales for the six months ended August 31, 2005 were $43.4 million compared to $42.4 million for the comparable prior year period, an increase of 2.4%. Sales of the Company’s higher-end telescope and telescope accessory products increased by approximately $2.5 million over the prior year period. Also adding to sales in the current period was over $2.5 million of Coronado brand product sales (there were no Coronado sales in the prior year period). Sales of binoculars, including digital-camera binoculars, increased over the prior year by approximately $1 million. Sales increases were partially offset by a decrease in sales of riflescopes of over $4 million and a decrease in sales of smaller-aperture telescopes of approximately $1 million.
     Gross profit increased from $10.5 million (24.8% of net sales) for the six months ended August 31, 2004 to $11.0 million (25.3% of net sales) for the comparable current year period, an increase of 4.3%. The dollar increase followed the increase in net sales and gross margin (gross profit as a percent of net sales) for the period. Gross margin was relatively flat compared to the prior year as improvements related to sales trending to several higher margin products were principally offset by lower margins at Simmons due to discounts on prior year products and air freight expenses on the new Simmons products.
     Selling expenses increased from $7.3 million (17.1% of net sales) for the six months ended August 31, 2004 to $7.8 million (18.0% of net sales) for the comparable current year period, an increase of 7.5%. The increase was primarily due to higher marketing and advertising costs related to the introduction of the new Simmons riflescopes. The expenses were incurred prior to the significantly lower than expected quantities of Simmons riflescopes from the Asian supplier were realized.
     General and administrative expenses increased from $5.2 million (12.2% of net sales) for the six months ended August 31, 2004 to $6.0 million (13.7% of net sales) for the comparable current year period, an increase of 15.1%. Nearly one half of the increase over the prior year period was due to the inclusion of general and administrative expenses from the Company’s Coronado subsidiary (there were no Coronado expenses in the prior year period). The balance of the increase was split between higher internal and external accounting expenses and increased professional and consulting fees.
     ESOP contribution expense remained flat at approximately $0.2 million (0.5% and 0.4% of net sales for the prior and current year period, respectively) for each period presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses decreased from $1.0 million (2.3% of net sales) for the six months ended August 31, 2004 to $0.7 million (1.5% of net sales) for the comparable current year period, a decrease of 30.6%. The decrease was principally due to a decrease in external research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.

     Interest expense remained relatively flat at approximately $0.4 million for each of the periods presented. Increases in average rates and borrowings compared to the prior year increased interest expense slightly.
     The benefit for income taxes increased from 40.4% of the loss before income taxes for the six months ended August 31, 2004 to 44.2% of the loss before income taxes for the six months ended August 31, 2006. The rate for both periods presented reflects management’s best estimates of the expected tax rate for the relevant fiscal year. Fluctuations in the tax rate reflect changes in management’s estimates of the timing and extent of taxable income generated in the U.S. and overseas as well as the timing and extent of the estimated utilization of certain tax credits generated in the U.S. and overseas.
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
Liquidity and Capital Resources
     For the six months ended August 31, 2005 the Company funded its operations principally with short-term bank borrowings. Cash flows from operating activities were augmented by an increase in accounts payable which was principally used to fund increases in inventories and accounts receivable. Increases in inventories are expected as the Company prepares for its seasonally higher sales during its third fiscal quarter. Changes in the sales mix from the prior year period affected the blend of payment terms in accounts receivable leading to an increase in accounts receivable. Cash flow from operating activities was also diminished by a decrease in income taxes payable. The decrease in income taxes payable followed the pre-tax loss for the period and reflected tax payments of approximately $1 million at the Company’s European subsidiary. Working capital totaled approximately $47.9 million at August 31, 2005, compared to $53.6 million at February 28, 2005. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.
     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at August 31, 2005 was approximately $10.5 million. Continuing losses for the six months ended August 31, 2005, led the Company to conclude that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the period ended August 31, 2005. Accordingly, on October 12, 2005, the Company executed the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment made the following key changes to the U.S. credit agreement: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants and (2) added higher interest rate levels to the pricing grid. The fee for the amendment was $75,000. The Company is required to report its covenant calculations to the bank for the period ended August 31, 2005 based upon the terms of the Fifth Amendment. Upon execution of the Fifth Amendment the Company was in compliance with all of its bank covenants. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.
     On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,818,000 USD at August 31, 2005). The approximately 50,000 sq. ft building, located in Rhede, Germany, initially will be used as warehouse space, necessary for warehousing products in anticipation of the heavy seasonal selling period during this year’s third and fourth fiscal quarters. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,681,000 USD at August 31, 2005) long-term loan (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $14,000 USD at August 31, 2005) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan.
     Concurrently with negotiations to obtain the European term loan no. 2, the subsidiary renegotiated its bank line of credit. The new European line of credit is 7,500,000 Euro (approximately $9,172,000 USD at August 31, 2005) and bears interest at EURIBOR plus 2%; 5,500,000 Euro of the line expires on January 1, 2006 with the remaining 2,500,000 Euro expiring on July 31, 2006. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,180,000 USD at August 31, 2005); and require certain minimum capitalization amounts at the subsidiary.
     Capital expenditures, including financed purchases of equipment and the new building, aggregated $2.5 million and $0.2 million for the six month periods ended August 31, 2005 and 2004, respectively. The Company had no material capital expenditure commitments at August 31, 2005.
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
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently paying US tax on its foreign earnings as predominantly all of the Company’s foreign earnings are generated through operations that are in the form of a branch for US tax purposes. Accordingly, this new law will not have an impact on the Company’s effective tax rate.
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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt the provisions of SFAS No. 123R effective March 1, 2006, at which time we will begin recognizing the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
Forward-Looking Information
               The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers and end the downward trend in telescope sales; the Company’s ability to develop and grow the Simmons business; The Company’s ability to resolve the production difficulties in Asia and return Simmons sales to historical levels; the Company’s ability to integrate and grow the Coronado business: the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company’s ability to recognize any benefits from its engineering and quality control office in China; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in certain industrial applications such as digital imaging; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.
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
     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, an adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of August 31, 2005, the Company had the following forward exchange contracts outstanding.

	August 31, 2005		February 28, 2005
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$10,194,000	$(2,266,000)	—	—
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
     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the Company’s revolving and term loans. The debt under the revolving and term loans generally bear interest at a floating rate tied to either the LIBOR/EURIBOR rate or the bank prime rate of interest. The European term loan bears interest at a fixed rate of 4.55%.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     In connection with the Company’s Annual Meeting of Stockholders, held on July 7, 2005, the stockholders of the Company re-elected Vernon L. Fotheringham and Michael P. Hoopis as directors for three-year terms expiring at the Company’s Annual Meeting to be held in 2008.
     The voting results were as follows:

	For	Withheld
Re-election of Vernon L. Fotheringham to the Company’s Board of Directors	14,818,987	218,667
Re-election of Michael P. Hoopis to the Company’s Board of Directors	14,818,987	218,667
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
Date: October 15, 2005

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