Form 10-Q
period 2005-11-30
MEADE INSTRUMENTS CORP
filed 2006-01-17
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
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
Yes ☐ No ☑
     Number of shares of common stock outstanding as of December 31, 2005 is 20,003,855 $0.01 par value per share.

MEADE INSTRUMENTS CORP.

ITEM 1.	FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	February 28,
	2005	2005
ASSETS
Current assets:
Cash	$934,000	$3,929,000
Accounts receivable, less allowance for doubtful accounts of $742,000 at November 30, 2005 and $687,000 at February 28, 2005	47,353,000	17,549,000
Inventories	41,590,000	47,149,000
Deferred income taxes	6,056,000	6,738,000
Prepaid expenses and other current assets	613,000	771,000

Total current assets	96,546,000	76,136,000
Goodwill	2,115,000	4,331,000
Acquisition-related intangible assets, net	5,039,000	3,375,000
Property and equipment, net	5,595,000	4,343,000
Deferred income taxes	329,000	329,000
Other assets, net	332,000	235,000

	$109,956,000	$88,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$19,364,000	$9,827,000
Accounts payable	15,807,000	3,954,000
Accrued liabilities	6,573,000	4,775,000
Income taxes payable	1,906,000	3,225,000
Current portion of long-term debt and capital lease obligations	704,000	776,000

Total current liabilities	44,354,000	22,557,000

Long-term debt and capital lease obligations	2,175,000	1,241,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,004,000 and 20,002,000 shares issued and outstanding at November 30, 2005 and February 28, 2005, respectively	200,000	200,000
Additional paid-in capital	41,033,000	40,442,000
Retained earnings	24,213,000	25,016,000
Deferred stock compensation	(560,000)	—
Accumulated other comprehensive income	274,000	1,374,000

	65,160,000	67,032,000
Unearned ESOP shares	(1,733,000)	(2,081,000)

Total stockholders’ equity	63,427,000	64,951,000

	$109,956,000	$88,749,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net sales	$53,092,000	$49,687,000	$96,494,000	$92,060,000
Cost of sales	38,437,000	35,775,000	70,866,000	67,626,000

Gross profit	14,655,000	13,912,000	25,628,000	24,434,000
Selling expenses	6,528,000	5,911,000	14,327,000	13,163,000
General and administrative expenses	3,028,000	2,223,000	8,985,000	7,410,000
ESOP expense	91,000	130,000	262,000	318,000
Research and development expenses	395,000	672,000	1,066,000	1,639,000

Operating income	4,613,000	4,976,000	988,000	1,904,000
Interest expense	419,000	283,000	854,000	633,000

Income before income taxes	4,194,000	4,693,000	134,000	1,271,000
Provision for income taxes	2,730,000	1,894,000	937,000	512,000

Net income (loss)	$1,464,000	$2,799,000	$(803,000)	$759,000

Net income (loss) per share — basic and diluted	$0.08	$0.14	$(0.04)	$0.04

Weighted average number of shares outstanding — basic	19,410,000	19,312,000	19,326,000	19,269,000

Weighted average number of shares outstanding — diluted	19,446,000	19,477,000	19,326,000	19,445,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(803,000)	$759,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,853,000	1,346,000
Valuation allowance on deferred taxes	936,000
ESOP contribution	262,000	318,000
Changes in assets and liabilities:
Increase in accounts receivable	(30,254,000)	(20,292,000)
Decrease (increase) in inventories	4,666,000	(9,585,000)
Decrease in prepaid expenses and other assets	16,000	940,000
Increase in accounts payable	12,027,000	5,603,000
Increase (decrease) in accrued liabilities	1,475,000	(571,000)
Decrease in income taxes payable	(898,000)	(190,000)

Net cash used in operating activities	(10,720,000)	(21,672,000)

Cash flows from investing activities:
Capital expenditures	(2,634,000)	(562,000)

Net cash used in investing activities	(2,634,000)	(562,000)

Cash flows from financing activities:
Net borrowings under bank lines of credit	9,618,000	16,032,000
Borrowings on a long-term bank note	1,643,000
Payments on long-term bank notes	(612,000)	(431,000)
Proceeds from the sale of stock options	—	32,000
Payments under capital lease obligations	(10,000)	—

Net cash provided by financing activities	10,639,000	15,633,000

Effect of exchange rate changes on cash	(280,000)	(311,000)

Net decrease in cash	(2,995,000)	(6,912,000)
Cash at beginning of period	3,929,000	7,806,000

Cash at end of period	$934,000	$894,000
Noncash investing and financing activities:
Issuance of restricted stock	$681,000	—
Purchase of equipment under capital lease	21,000	—
Taxes paid	953,000	—
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
     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2005 and 2004, respectively, are not necessarily indicative of the operating results for the entire fiscal year.
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

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004

Reported net income (loss)	$1,464,000	$2,799,000	$(803,000)	$759,000
Add back restricted stock compensation expense recognized, net of tax	33,000	—	120,000	—
Compensation expense determined under fair value method, net of tax	(126,000)	(268,000)	(391,000)	(781,000)

Pro forma net income (loss)	$1,371,000	$2,531,000	$(1,074,000)	$(22,000)

Reported net income (loss) per share — basic and diluted	$0.08	$0.14	$(0.04)	$0.04

Pro forma net income (loss) per share — basic and diluted	$0.07	$0.13	$(0.06)	$(0.00)

     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004

Weighted average expected life (years)	6.0	6.0	6.0	6.0
Volatility	33.1%	69.3%	33.1%	69.3%
Risk-free interest rate	3.98%	3.38%	3.98%	3.38%
Expected dividends	None	None	None	None
Weighted average fair value of options granted	$2.28	$2.01	$2.28	$2.01

C. Composition of Certain Balance Sheet Accounts
     The composition of inventories is as follows:

	November 30,	February 28,
	2005	2005
Raw materials	$6,817,000	$7,449,000
Work-in-process	7,737,000	6,023,000
Finished goods	27,036,000	33,677,000

	$41,590,000	$47,149,000

     The composition of acquisition-related intangible assets is as follows:

	November 30,	February 28,
	2005	2005
Brand names — non-amortizing	$2,041,000	$2,041,000

Trademarks	1,938,000	1,398,000
Customer relationships	1,390,000	1,390,000
Completed technologies	1,620,000	—
Other	56,000	—
Accumulated amortization	(2,006,000)	(1,454,000)

Total amortizing acquisition-related intangible assets	2,998,000	1,334,000

Total acquisition-related intangible assets	$5,039,000	$3,375,000

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

Acquisition-related	Amortization period
intangible asset	(in years)	Gross carrying amount
Completed technologies	12	$1,620,000
Trademarks	9	540,000
Other	1	56,000
Goodwill	none	567,000

Total		$2,783,000

     This change in estimate resulted in amortization expense of approximately $277,000 for the period ended November 30, 2005. Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2006	$565,000
2007	336,000
2008	336,000
2009	336,000
2010	336,000
Thereafter	1,089,000
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
     The total number of options and restricted shares outstanding were as follows:

	November 30,	November 30,
	2005	2004
Stock options outstanding	3,885,000	3,976,000
Restricted shares outstanding	247,500	—
     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004

Basic weighted average number of shares	19,410,000	19,312,000	19,326,000	19,269,000
Dilutive potential shares of common stock.	36,000	165,000	—	176,000

Diluted weighted average number of shares outstanding	19,446,000	19,477,000	19,326,000	19,445,000
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	3,310,000	2,260,000	3,439,000	2,359,000
     Weighted average shares for the nine month period ended November 30, 2005 exclude the aggregate dilutive effect of approximately 49,000 shares subject to stock options and restricted stock, because the Company incurred a loss and the effect would have been anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.
F. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at November 30, 2005, includes foreign currency translation adjustments and adjustments to the fair value of highly effective hedges. For the three and nine months ended November 30, 2005 and 2004, respectively, the Company had other comprehensive income (loss) as follows:

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004

Net income (loss)	$1,464,000	$2,799,000	$(803,000)	$759,000
Currency translation adjustments	(310,000)	540,000	(824,000)	392,000
Change in fair value of interest rate swap, net of tax	—	2,000	—	17,000
Change in fair value of foreign currency forward contracts, net of tax	1,082,000	165,000	(276,000)	(674,000)

Total other comprehensive income (loss)	$2,236,000	$3,506,000	$(1,903,000)	$494,000

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

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004
Beginning balance	$1,102,000	$1,159,000	$1,173,000	$1,427,000
Warranty accrual	180,000	70,000	365,000	326,000
Labor and material usage	(261,000)	(151,000)	(517,000)	(675,000)

Ending balance	$1,021,000	$1,078,000	$1,021,000	$1,078,000

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
     The notional amount and fair value of forward currency contracts are as follows:

	November 30, 2005		February 28, 2005
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$2,600,000	$(460,000)	—	—
     At November 30, 2005, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges of firm commitments to purchase inventory. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2006.
I. Bank Borrowings
     At November 30, 2005, the Company was in compliance with all restrictive covenants and required ratios under its U.S. credit agreement.
     Continuing losses for the six months ended August 31, 2005, led the Company to conclude that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the period ended August 31, 2005. Accordingly, on October 12, 2005, the Company executed the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment made the following key changes to the U.S. credit agreement: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants and (2) added higher interest rate levels to the pricing grid. The fee for the amendment was $75,000. The Company was required to report its covenant calculations to the bank for the period ended August 31, 2005 based upon the terms of the Fifth Amendment. Upon execution of the Fifth Amendment the Company was in compliance with all of its bank covenants.
     On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,805,000 USD at that date). The approximately 50,000 sq. ft building, located in Rhede, Germany, initially will be used as warehouse space, necessary for warehousing products in anticipation of the heavy seasonal selling period during this year’s third and fourth fiscal quarters. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,611,000 USD at November 30, 2005) long-term loan (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $13,500 USD at November 30, 2005) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan (approximately $1,705,000 USD at that date).
     Concurrently with negotiations to obtain the European term loan no. 2, the subsidiary renegotiated its bank line of credit. The new European line of credit is 7,500,000 Euro (approximately $8,789,000 USD at November 30, 2005) and bears interest at EURIBOR plus 2%; 5,500,000 Euro of the line expired on January 1, 2006 with the remaining 2,000,000 Euro expiring on July 31, 2006. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,047,000 USD at November 30, 2005); and require certain minimum capitalization amounts at the subsidiary.
     Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	November 30,	February 28,
	2005	2005
U.S. bank revolving line of credit	$15,233,000	$9,816,000
European bank revolving line of credit	4,131,000	11,000

Total bank lines of credit	$19,364,000	$9,827,000

U.S. term loan	$350,000	$665,000
European term loan no.1	886,000	1,129,000
European term loan no.2	1,571,000	—
Notes payable and capital lease obligations	72,000	223,000

Total debt and capital lease obligations	2,879,000	2,017,000
Less current portion	(704,000)	(776,000)

Total long-term debt and capital lease obligations	$2,175,000	$1,241,000

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
K. Income Taxes
     The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. During the third quarter of fiscal 2006, the Company determined that it was necessary to establish a valuation allowance related to deferred tax assets for its foreign tax credits, as it is more likely than not that the Company will not be able to utilize them prior to their expiration. The third quarter tax provision reflects the impact of a valuation allowance of approximately $0.9 million related to foreign tax credit carryforwards and approximately $1.0 million related to its projected current year foreign tax credit. Management believes that it is more likely than not that the Company will be able to utilize its other deferred tax assets. Fluctuations in the tax rate reflect changes in management’s estimates of the timing and extent of taxable income generated in the U.S. and overseas as well as the timing and extent of the estimated utilization of certain tax credits generated in the U.S. and overseas.

L. New Accounting Pronouncements
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
M. Reclassifications
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
Overview
     Consolidated net sales during the third quarter of fiscal year 2006 were up nearly 7% compared to the prior year’s third quarter. Sales at the Company’s European subsidiary continued to meet management’s expectations, increasing approximately 27% over the prior year quarter. That increase was mainly due to higher sales of Bresser branded products, principally Bresser binoculars, and sales of Meade and Coronado branded telescopes and accessories through the subsidiary. The Company’s Coronado subsidiary also contributed to sales in the third quarter. There were no Coronado sales in the prior year’s quarter as Coronado was acquired in December 2004. Meade’s telescope sales increased over the prior year with improved demand for most of the Company’s telescope products at a wide range of price points. Most notable were increases in sales of the Company’s most expensive products and increases in sales of the Company’s mid-priced ETX lines. Management believes that as the effect of the 2003 Mars opposition continued to diminish, the market responded positively to many of the Company’s newer high-end telescope products. Management also believes that the market for less-expensive telescopes has been steady to improving with the relatively steady economy. Offsetting the sales increases in telescopes was a significant decrease in sales of binoculars with integrated digital cameras during the quarter. Management expects annual sales of less-expensive telescopes to be improved over the prior year overall and expects pricing pressure and weak demand to continue in the market for digital-camera binoculars. Also offsetting the sales increases was an over 50% reduction in sales at the Company’s Simmons subsidiary as compared to the prior year quarter. Supply problems from the Asian factory that manufactures the vast majority of the Company’s newly designed Simmons riflescopes led to the decrease in sales at Simmons. The Asian supply problems have significantly diminished both sales-to-date and management’s outlook for Simmons for the remainder of the fiscal year. The Company has secured a second Asian supplier of its proprietary Simmons riflescopes and expects Simmons sales to return to historical levels as the supply difficulties are resolved.
Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004
     Net sales for the third quarter of fiscal 2006 were $53.1 million compared to $49.7 million for the third quarter of fiscal 2005, an increase of 6.9%. Sales of the Company’s less-expensive, smaller-aperture telescopes increased over the prior year period by approximately $5 million on stronger demand at several of the Company’s mass merchandisers and specialty retailers. Sales of the company’s higher-end telescopes and telescope accessory products increased in the aggregate by approximately $2 million over the prior year period. Sales of microscopes, magnifying glasses and other miscellaneous products increased by approximately $2 million compared to the prior year. Also adding to sales in the current period was over $1 million of Coronado brand product sales (there were no Coronado sales in the prior year period). Sales increases were offset principally by a decrease in sales of riflescopes of approximately $4 million and a decrease in sales of binoculars of approximately $3 million.
     Gross profit increased from $13.9 million (28.0% of net sales) for the third quarter of fiscal 2005 to $14.7 million (27.6% of net sales) for the third quarter of fiscal 2006, an increase of 5.3%. The dollar increase in gross profit followed the increase in net sales for the quarter. Gross margin (gross profit as a percent of net sales) for the current quarter was negatively affected by lower margins at Simmons due to the riflescope supply problems that left the subsidiary with very low availability of current, in-line products. Sales at Simmons therefore shifted to lower margin, and older products.
     Selling expenses increased from $5.9 million (11.9% of net sales) for the third quarter of fiscal 2005 to $6.5 million (12.3% of net sales) for the third quarter of fiscal 2006, an increase of 10.4%. The dollar increase was primarily due to higher variable costs including freight and commissions, on higher net sales. Also included in the current quarter are selling expenses related to Coronado that were not in the prior year quarter. The increase as a percent of sales was principally due to marketing and advertising costs related to the introduction of the new Simmons riflescopes that the Company was not able to cancel subsequent to the identification of the significantly lower than expected quantities of Simmons riflescopes from the Asian supplier.

     General and administrative expenses increased from $2.2 million (4.5% of net sales) for the third quarter of fiscal 2005 to $3.0 million (5.7% of net sales) for the third quarter of fiscal 2006, an increase of 36.2%. Approximately one third of the increase was due to the inclusion of general and administrative expenses from the Company’s Coronado subsidiary (there were no Coronado expenses in the prior year’s quarter). Another approximately one third of the increase was due to higher consulting and currency exchange expenses at the Company’s European subsidiary. The balance of the increase was due to salary and wage expenses.
     ESOP contribution expense remained flat at approximately $0.1 million (0.3% and 0.2% of net sales for the prior year and current year quarter, respectively) for each quarter presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses decreased from $0.7 million (1.4% of net sales) for the third quarter of fiscal 2005 to $0.4 million (0.7% of net sales) for the third quarter of fiscal 2006, a decrease of 41.2%. The decrease was principally due to a decrease in external research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.
     Interest expense increased from $0.3 million (0.6% of net sales) for the third quarter of fiscal 2005 to $0.4 million (0.8% of net sales) for the third quarter of fiscal 2006, an increase of 48.1%. Higher average rates are the principal reason the expense increased from the prior year.
     The provision for income taxes increased from 40.4% of income before income taxes for the third quarter of fiscal 2005 to 65.1% of the income before income taxes for the third quarter of fiscal 2006. During the third quarter of fiscal 2006, the Company determined that it was necessary to establish a valuation allowance related to deferred tax assets for its foreign tax credits, as it is more likely than not that the Company will not be able to utilize them prior to their expiration. The third quarter tax provision reflects the impact of a valuation allowance of approximately $0.9 million related to foreign tax credit carryforwards and approximately $1.0 million related to its projected current year foreign tax credit. Management believes that it is more likely than not that the Company will be able to utilize its other deferred tax assets. Fluctuations in the tax rate reflect changes in management’s estimates of the timing and extent of taxable income generated in the U.S. and overseas as well as the timing and extent of the estimated utilization of certain tax credits generated in the U.S. and overseas.
     Nine Months Ended November 30, 2005 Compared to Nine Months Ended November 30, 2004
     Net sales for the nine months ended November 30, 2005 were $96.5 million compared to $92.1 million for the comparable prior year period, an increase of 4.8%. Sales of the Company’s less-expensive, smaller-aperture telescopes increased over the prior year period by approximately $4 million on stronger demand at several the Company’s mass merchandisers and specialty retailers. Sales of the Company’s higher-end telescopes and telescope accessory products increased in the aggregate by approximately $5 million over the prior year period. Sales of microscopes, magnifying glasses, laser rangefinders, OEM camera products and other miscellaneous products increased by approximately $2 million compared to the prior year. Also adding to sales in the current period was approximately $3 million of Coronado brand product sales (there were no Coronado sales in the prior year period). Sales increases were offset principally by a decrease in sales of riflescopes of approximately $8 million and a decrease in binocular sales of approximately $2 million.
     Gross profit increased from $24.4 million (26.5% of net sales) for the nine months ended November 30, 2004 to $25.6 million (26.6% of net sales) for the comparable current year period, an increase of 4.9%. The dollar increase followed the increase in net sales and gross margin (gross profit as a percent of net sales) for the period. Gross margin was relatively flat compared to the prior year as improvements coming from sales trending to several higher margin products were offset by lower margins at Simmons principally due to discounts on prior year products and air freight expenses on the new Simmons products.
     Selling expenses increased from $13.2 million (14.3% of net sales) for the nine months ended November 30, 2004 to $14.3 million (14.8% of net sales) for the comparable current year period, an increase of 8.8%. The dollar increase was primarily due to higher variable costs including freight and commissions, on higher net sales. Also included in the current period are selling costs related to Coronado that were not in the prior year period. The increase as a percent of sales was principally due to marketing and advertising costs related to the introduction of the new Simmons riflescopes that the Company was not able to cancel subsequent to the identification of the significantly lower than expected quantities of Simmons riflescopes from the Asian supplier were realized.

     General and administrative expenses increased from $7.4 million (8.0% of net sales) for the nine months ended November 30, 2004 to $9.0 million (9.3% of net sales) for the comparable current year period, an increase of 21.3%. Approximately one half of the increase over the prior year period was due to general and administrative expenses at the Company’s Coronado subsidiary (there were no Coronado expenses in the prior year period). The balance of the increase is increased outside professional and consulting fees.
     ESOP contribution expense remained flat at approximately $0.3 million (0.3% of net sales for the prior and current year period) for each period presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses decreased from $1.6 million (1.8% of net sales) for the nine months ended November 30, 2004 to $1.1 million (1.1% of net sales) for the comparable current year period, a decrease of 35.0%. The decrease was principally due to a decrease in external research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.
     Interest expenses increased from $0.6 million (0.7% of net sales) for the nine months ended November 30, 2004 to $0.9 million (0.9% of net sales) for the comparable current year period, an increase of 34.9%. The increase was principally due to increases in average rates over the prior year period.
     The provision for income taxes increased from 40.3% of income before income taxes for the nine months ended November 30, 2004 to 699.3% of income before income taxes for the nine months ended November 30, 2006. During the third quarter of fiscal 2006, the Company determined that it was necessary to establish a valuation allowance related to deferred tax assets for its foreign tax credits, as it is more likely than not that the Company will not be able to utilize them prior to their expiration. The third quarter tax provision reflects the impact of a valuation allowance of approximately $0.9 million related to foreign tax credit carryforwards and approximately $1.0 million related to its projected current year foreign tax credit. Management believes that it is more likely than not that the Company will be able to utilize its other deferred tax assets. Fluctuations in the tax rate reflect changes in management’s estimates of the timing and extent of taxable income generated in the U.S. and overseas as well as the timing and extent of the estimated utilization of certain tax credits generated in the U.S. and overseas.
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
Liquidity and Capital Resources
     For the nine months ended November 30, 2005 the Company funded its operations principally with short-term bank borrowings. Cash flows from operating activities were augmented by an increase in accounts payable and a decrease in inventories while cash flows were diminished by a significant increase in accounts receivable. Accounts receivable increased on higher sales during the current year quarter as compared to the prior year period. Accounts receivable also increased on changes in sales mix from the prior year period that affected the blend of payment terms in accounts receivable. Management efforts to reduce inventories resulted in a decrease of nearly $5 million in inventories for the current year period. Management expects that trend to continue as it continues its focus on inventory reduction. The increase in accounts payable reflects cash management efforts. Working capital totaled approximately $52.2 million at November 30, 2005, compared to $53.6 million at February 28, 2005. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at November 30, 2005 was approximately $13 million. As of and for the period ended November 30, 2005, the Company was in compliance with all of its bank covenants. Continuing losses for the six months ended August 31, 2005, led the Company to conclude that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the period ended August 31, 2005. Accordingly, on October 12, 2005, the Company executed the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment made the following key changes to the U.S. credit agreement: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants and (2) added higher interest rate levels to the pricing grid. The fee for the amendment was $75,000. The Company was required to report its covenant calculations to the bank for the period ended August 31, 2005 based upon the terms of the Fifth Amendment. Upon execution of the Fifth Amendment the Company was in compliance with all of its bank covenants.
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
     On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,805,000 USD at that date). The approximately 50,000 sq. ft building, located in Rhede, Germany, initially will be used as warehouse space, necessary for warehousing products in anticipation of the heavy seasonal selling period during this year’s third and fourth fiscal quarters. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,611,000 USD at November 30, 2005) long-term loan (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $13,500 USD at November 30, 2005) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan (approximately $1,705,000 USD at that date).
     Concurrently with negotiations to obtain the European term loan no. 2, the subsidiary renegotiated its bank line of credit. The new European line of credit is 7,500,000 Euro (approximately $8,789,000 USD at November 30, 2005) and bears interest at EURIBOR plus 2%; 5,500,000 Euro of the line expired on January 1, 2006 with the remaining 2,000,000 Euro expiring on July 31, 2006. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,047,000 USD at November 30, 2005); and require certain minimum capitalization amounts at the subsidiary.
     Capital expenditures, including financed purchases of equipment and the new building, aggregated $2.6 million and $0.6 million for the nine month periods ended November 30, 2005 and 2004, respectively. The Company had no material capital expenditure commitments at November 30, 2005.
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

Our business is vulnerable to changing economic conditions, including:
•	a decline in general economic conditions;

•	uncertainties affecting consumer spending; and

•	changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive instruments.
Our intellectual property rights are subject to risks, including:
•	the potential that we may be unable to obtain and maintain patents and trademarks to protect our proprietary technologies and trade names;

•	competitors’ infringement upon Meade’s existing and future intellectual property; and

•	competitors’ intellectual property rights that may restrict our ability to compete effectively.
Our business is subject to other risks, including:
•	a general decline in demand for the Company’s products;

•	an inability to continue to design and manufacture products that will achieve and maintain commercial success;

•	the potential that we may fail to penetrate the binocular, riflescope and solar observing markets and achieve meaningful sales;

•	any significant interruption of our manufacturing abilities in our domestic or Mexican facilities or in any of our suppliers located in the Far East;

•	greater than anticipated competition;

•	any loss of, or the failure to replace, any significant portion of the sales made to any significant customer of the Company; and

•	increasing ESOP charges in the event the market price of the Company’s stock increases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, an adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of November 30, 2005, the Company had the following forward exchange contracts outstanding.

	November 30, 2005		February 28, 2005
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$2,600,000	$(460,000)	—	—
     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the Company’s revolving and term loans. The debt under the revolving and term loans generally bear interest at a floating rate tied to either the LIBOR/EURIBOR rate or the bank prime rate of interest. The European term loans #1 and #2 bear interest at a fixed rate of 6.0% and 4.55%, respectively.
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
     The Company’s chief executive officer and chief financial officer concluded, based on their evaluation, that as of November 30, 2005, the Company’s disclosure controls and procedures were effective for the Company.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
1.	Exhibit 10.68 Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver of Defaults dated October 12, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005)

2.	Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock†

3.	Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen†

4.	Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock†

5.	Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen†

†	Exhibit filed with this Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

MEADE INSTRUMENTS CORP.

	By:	/s/ STEVEN G. MURDOCK

Steven G. Murdock
President, Chief Executive Officer
and Secretary

	By:	/s/ BRENT W. CHRISTENSEN

Brent W. Christensen
Senior Vice President, Finance and
Chief Financial Officer