Form 10-K
period 2006-02-28
MEADE INSTRUMENTS CORP
filed 2006-11-28
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 28, 2006
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
Common Stock, $0.01 Par Value Per Share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant To Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐       Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
     As of August 31, 2005, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $2.42 per share as reported by Nasdaq, was approximately $42 million.
     As of October 31, 2006, there were 20,086,355 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

Explanatory Note
Restatement of Consolidated Financial Statements
     On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering and concluded that the accounting measurement dates for certain stock option awards during the fiscal years 1998 through 2005 were determined in error. The Special Committee determined that there existed certain flaws in the Company’s option approval and pricing processes, particularly relating to the use of “unanimous written consents” executed by members of the Company’s Board of Directors in connection with otherwise undocumented verbal approvals by the Company’s compensation committee. In addition, it determined that in certain instances management exercised discretion in setting the grant date for options on dates subsequent to obtaining verbal authorization from the Company’s Board of Directors, which was inconsistent with the terms of the Company’s stock option plan. While the Special Committee concluded that incorrect measurement dates were used in several instances, the Special Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the measurement dates that require adjustment, require such adjustment because there is a lack of contemporaneous evidence confirming approval on those original measurement dates which were originally evidenced by unanimous written consents of the Board, and to ensure that the new measurement dates coincide with the date of formal and final Board action to grant the options. As a result of the Special Committee’s investigation, the Company’s management and the Audit Committee of the Board of Directors concluded that the Company’s consolidated financial statements, as described below, should be restated to reflect the effects of additional stock-based compensation expense resulting from certain stock options granted during fiscal years ending February 28/29 1998 to 2005 that were accounted for in error under generally accepted accounting principles. The restatement adjustments resulting from stock options increased net loss by $80,000 and $0.7 million for the years ended February 28, 2005 and February 29, 2004, respectively. The effect of this restatement on the Company’s consolidated balance sheet at February 28, 2005 was an increase of $3.9 million, $8,000 and $1.1 million in additional paid-in capital, deferred compensation, and long-term deferred tax assets, respectively, offset by a decrease of $2.7 million in retained earnings, resulting in a net increase to stockholders’ equity of $1.1 million. This restatement decreased previously reported net income per share, basic and diluted, by $.04 per share for the year ended February 29, 2004. This restatement had no effect on net loss per share for the year ended February 28, 2005.
     The Company also determined that it had made an error in its historical accounting for operating leases that had scheduled rent increases during the lease term. Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases”, as further clarified by FASB Technical Bulletin (“FTB”) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, indicate that rental payments that are not made on a straight-line basis should nevertheless be recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the leased property is physically employed. With respect to several of the Company’s leased properties, the Company recognized escalations in rent expense in the period when the escalation became effective rather than amortizing the escalating rent over the lease term. The use of the incorrect period to recognize escalations in rent caused a cumulative understatement of rent expense of $427,000 at February 28, 2003. Accordingly, the Company has concluded that in connection with the restatement described above, it should also correct this error. As a result of the correction of this error, a reduction of rent expense of $40,000 and $38,000 was reported in 2005 and 2004, respectively, within the cost of goods sold and general and administrative income statement line items. This correction had no effect on net income (loss) per share, basic and diluted, for the years ended February 28/29, 2005 and 2004. Additionally, as of February 28, 2003, deferred rent was increased by $427,000, deferred tax assets were increased by $168,000 and stockholders’ equity was reduced by $259,000 as a result of this error correction.
     In this Annual Report on Form 10-K the Company is restating the following consolidated financial statements: (i) the consolidated balance sheet as of February 28, 2005, and (ii) the consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended February 29, 2004 and February 28, 2005. The Company is also restating the selected financial data as of and for the years ended February 28/29, 2005, 2004, 2003, and 2002, which is included in Item 6 of this report, as well as the selected quarterly financial data included in Item 8 herein.
      The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements. For this reason, the consolidated financial statements and related financial information contained in the Company’s previously filed financial statements for the years ended February 28/29, 2001 through 2005 included in the Company’s annual reports on Form 10-K, and for all of the unaudited interim periods in those years, as well as the unaudited consolidated financial statements for the quarterly periods ended May 31, 2005, August 31, 2005 and November 30, 2005 should no longer be relied upon. Except as expressly provided herein, all the information in this Form 10-K is as of February 28, 2006 and does not reflect any subsequent information or events other than the restatement and error correction described above. For the convenience of the reader, the following items have been amended solely as a result of, and to reflect, the restatement and error correction described above:
Part II – Item 6 – Selected Financial Data;
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II – Item 8 – Financial Statements and Supplementary Data;

PART I
Item 1. Business
General
     Meade Instruments Corp. (“Meade” or the “Company”) is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, spotting scopes, microscopes, and other consumer optical products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. The Company’s brands, which include Meade®, Bresser®, Simmons®, Weaver®, Redfield®, and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the RCX400 high-end telescopes featuring an Advanced Ritchey-Chrétien (“ARC”) optical design, the recently announced LX200R series of telescopes that combine the state-of-the-art LX200 with the precision of the ARC optics, the LX90GPS that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope, the Deep Sky Imager (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, and NightView™, a compact night vision monocular built on an innovative and proprietary digital imaging technology, help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer optical products. The Bresser brand, active in the European market for nearly 30 years, is known for its wide range of modestly-priced products including binoculars and smaller-aperture telescopes. In October 2002, the Company acquired Simmons Outdoor Corp. (“Simmons”) to expand its brand name offerings and extend its reach into the worldwide sporting goods marketplace. Simmons offers complete binocular and riflescope product lines under the Simmons, Weaver and Redfield brand names. The Simmons, Weaver and Redfield brand names have long histories in the sporting goods channel (the Redfield brand name is nearly 100 years old). In December 2004, in an effort to vertically expand the Company’s product offerings, the company purchased substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, a supplier of high-end hydrogen-alpha solar filters and high-end dedicated solar telescopes, as well as various related accessories and more modestly priced dedicated solar observation equipment.
     The Company offers numerous different telescope, riflescope and binocular models as well as hundreds of accessory products for the amateur astronomy and sporting goods consumers. The Company’s telescopes range in aperture from under 2 inches to 20 inches and in retail price from less than $50 to almost $30,000. The Company offers several families of binoculars and riflescopes under its various brand names at retail price points from about $10 to approximately $500. Whether a consumer is a serious amateur astronomer, an avid naturalist, a hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy the consumer optics buyer.
     Founded in 1972, Meade has a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed its less-expensive telescopes to beginning and intermediate amateur astronomers. The Company is a major supplier of consumer optics to such retailers as Discovery Channel Stores, Lidl (in Germany), Wal-Mart, Costco, Dick’s Sporting Goods and Cabela’s Inc.
     Meade has consistently emphasized a business plan that is concentrated on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $1.5 million, $2.0 million and $2.0 million on research and development during fiscal 2006, 2005 and 2004, respectively, and has, over the last five fiscal years, expended $10.7 million in the aggregate on research and development. These research and development expenditures were centered on the development of technologically advanced telescopes, breakthrough riflescopes for the shooting and hunting markets and other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.

     The Company manufactures a complete line of advanced astronomical telescopes. Parts and components for the advanced telescopes are manufactured and assembled in various plants located in the United States, Mexico, Taiwan and China. The advanced optical systems are manufactured in a company-owned plant in Irvine, California. Many of the Company’s less-expensive telescopes and its binoculars and riflescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, and Japan. The Company also assembles many of its products and accessories into finished products in the Company’s Mexican assembly plant (See Item 2. Properties).
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
     On September 1, 1999 the Company acquired 100% of the equity interests in Bresser Optik GmbH & Co. KG and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively “Bresser”), for $5.0 million in cash and 201,830 shares of the Company’s common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. Bresser has provided the Company greater foreign distribution opportunities for the Company’s products. Moreover, Bresser’s significant presence in the binocular and low-priced telescope market in Europe has strengthened the Company’s penetration into these markets. The cost structure at Meade Europe (formerly Bresser), operating as a distribution company with the majority of its sales coming from product manufactured in Asia, has resulted in steady profitability for these operations since the Company acquired Bresser in 1999. In January 2000, the Company also purchased what was formerly its German distributor for approximately $1.1 million cash.
     On October 25, 2002, the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. for $20.8 million cash ($16.0 million was paid at close; the balance was paid in December, 2002). Simmons, a designer and distributor of riflescopes, binoculars and other consumer sports optics, offers products under the Simmons, Weaver and Redfield brand names. To fund a portion of the purchase price, the Company sold 3,292,000 shares of its common stock in a private placement for net cash proceeds of $7.3 million. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit.
     On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006, based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. Coronado is a supplier of high-quality hydrogen-alpha filters and dedicated solar telescopes, as well as various related accessories, designed to meet the needs of amateur as well as professional solar observers. The acquisition of Coronado added a respected name in the solar observation markets to Meade’s suite of brands, vertically adding to the Company’s product offerings, particularly the telescope and accessory lines.
     In the United States and Canada, the Company distributes its products through a network of more than 400 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 12,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. Revenues from customers outside North America were $45.3 million, $32.1 million and $36.3 million for the years ended February 28, 2006 and 2005 and February 29, 2004, representing approximately 37.8%, 28.7%, and 26.2% of the Company’s net revenues, respectively (See Note 9 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company’s domestic and international distribution networks.

     During fiscal 2002, the Company began to pursue industrial applications for its technologies and its product development and manufacturing capabilities. To that end, the Company announced several relationships with companies involved in free-space optics communication technologies and digital imaging applications in the scientific research and medical diagnostic equipment markets. Many of those companies have since ceased doing business. Meade’s principal source of revenue in the industrial marketplace is the sale of digital CCD imagers used in a life sciences research system manufactured and sold by the Eastman Kodak Company’s Scientific Imaging Systems group (based in Rochester, NY and New Haven, CT). Sales to Eastman Kodak amounted to approximately 1% of net sales for each of the years ended February 28, 2006 and 2005 and February 29, 2004. The Company does not believe sales of products into industrial markets will contribute meaningfully to top-line sales or profitability in the near future.
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
     The advanced astronomical telescope market is characterized by frequent technological developments, including the relatively recent introduction of innovative optical designs and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. These advanced telescopes continue to drive the technological advances specifically in the telescope industry and generally in the consumer optics industry.
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
     The riflescope (and pistol scope) market demands a product that is rugged, waterproof and unerringly accurate. Like the binocular and telescope markets, features, styling and price are prime motivators in the riflescope market. Brand reputation is also a critical element in the riflescope consumer’s buying decision. The principal features considered by rifle and pistol scope buyers include: (1) light gathering ability and light transmission which are principally dependent on the diameter of the objective lens and the effectiveness of the anti-reflective coatings applied to the various lens surfaces in the scope, (2) waterproof/fogproof/shockproof integrity and durability of construction, (3) eye relief, which measures the distance from the shooter’s eye to the surface of the ocular lens, (4) ease of adjustment for windage and elevation, and (5) magnification – riflescopes typically offer variable magnification but come in fixed magnifications as well. Rifle and pistol scopes are sized by the diameter of the objective lens, which typically ranges from 20mm to 56mm, and are priced from under $30 to nearly $2,000 at retail. The Company’s rifle and pistol scopes, offered under the Simmons, Weaver and Redfield brand names, generally sell from $30 to approximately $500 at retail.
     Meade believes that it is well positioned in the marketplace to capitalize on its strong family of brand names, its research and development resources, its history of innovation and its manufacturing capabilities, to bring new and innovative products to market.
Competitive Strengths
     The Company believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, riflescopes, spotting scopes, microscopes, night vision and other consumer optical related products. These benefits include its ability to offer its customers a broad and innovative, product line embodying both high quality and value. The Company believes it has the following competitive strengths:
     New Products/Research and Development. The Company places a primary emphasis on product innovation and quality through its research and development efforts. The Company employs an in-house engineering staff at its Irvine, CA facility that develops new products and applies technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. Meade believes that the members of its engineering team are among the most experienced in the consumer optics industry. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the consumer optics industry’s most technically advanced, easy to use, consumer optical products.
     Broad Line of Products. The Company has pursued a strategy in which it uses the advancements in microprocessor technology to build on its existing know-how in advanced telescope design and operation to bring computer technology and features to consumer optical products at lower and lower price points. Through its acquisitions of Bresser in 1999, Simmons in 2002 and Coronado in 2004, the Company has expanded its product lines to include a wide variety of binoculars and telescopes under the Bresser brand name (a well-known and respected brand in Germany and throughout Europe), complete lines of riflescopes, pistol scopes and binoculars under the Simmons, Weaver and Redfield brand names, and a broad assortment of solar viewing equipment under the Coronado brand name. As a result, the Company offers numerous different telescope, riflescope, spotting scope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer telescope and sports optics buyers. The Company’s telescopes range in aperture from under 2 to 20 inches and in retail price from less than $50 to almost $30,000. The Company offers several families of riflescopes and binoculars (including digital camera binoculars) under its several brand names at retail price points from about $10 to approximately $500. During fiscal 2004, Meade and Weaver introduced a compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Whether a consumer is a serious amateur astronomer, an avid hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy the consumer optics buyer.
     Optical Systems Expertise. Meade has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics. Meade employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the more advanced consumer telescope market. Meade uses its optical engineering expertise to ensure that the optics in its foreign-sourced products meet the strictest of standards.

     Quality Control. Meade’s manufacturing and engineering personnel coordinate and oversee the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Parts and components for the advanced telescopes are manufactured and assembled in various plants located in the United States, Mexico and China. The production of the most advanced optical systems, which are critical components of the advanced telescopes are manufactured in a company-owned plant in Irvine, California. Many of the Company’s less-expensive telescopes and its binoculars and riflescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, the Philippines and Japan. The Company also assembles many of its products and accessories into finished products in the Company’s Mexican assembly plant.
     Broad Distribution Network. The Company’s sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade expanded its distribution network with the acquisition of Simmons. Simmons distributes its products, inside and outside the U.S., principally through mass merchandisers and distributors in the sporting goods marketplace. Meade did not have significant presence in the sporting goods marketplace prior to the acquisition of Simmons. Meade has its own on-site graphic arts departments in Irvine, CA and Rhede, Germany to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of telescopes, binoculars and riflescopes to such major retailers as Discovery Channel Store, Lidl (in Germany), Wal-Mart, Sam’s Club, Dick’s Sporting Goods and Cabela’s. Meade Europe also has continued to expand the Company’s international presence.
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
Products
     Meade has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses and the Company’s CaptureView binocular with an integrated digital camera. The Company’s product offerings also include a complete line of riflescopes from the lower-to-moderately priced Simmons line to the higher priced precision scopes in the Weaver and Redfield lines. During fiscal 2004, under the Meade and Weaver brand names, the Company introduced a new compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of Meade’s products are described in greater detail below:
     Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its RCX and LX series Advanced Ritchey-Chrétien and Schmidt-Cassegrain telescopes, which incorporate optical systems that provide high-quality resolution, contrast and light transmission. The RCX and LX series offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the state-of-the-art RCX400 and LX200R lines. The RCX400 telescopes, currently available in 10, 12, 14 and 16 inch apertures, are the Company’s newest state-of-the-art large-aperture scopes specifically targeting serious amateur astronomers interested in astrophotography. The RCX line makes observatory-grade optics, mechanics and electronics available at commercial prices. The LX200R telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. Both the RCX and the LX200R telescopes feature the Company’s proprietary Advanced Ritchey-Chrétien optics, a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The Company’s LXD75 series and recently introduced Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. With the acquisition of Coronado in December 2004, the Company added sophisticated, dedicated solar viewing telescopes to its advanced telescope lines. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. The Company has recently introduced, under the Coronado brand, two telescopes that isolate Calcium K (“CaK”) solar emissions. The SolarMax 70 CaK and PST CaK solar observing telescopes isolate ionized calcium emissions of the sun allowing for a different view than that produced by the H-alpha wavelength filters. Advanced astronomical telescopes collectively represented approximately 2%, 1%, and 2% of telescope units shipped and approximately 17%, 11% and 17% of the Company’s net sales for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively.
     Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. With the acquisition of Coronado in December 2004, in addition to the advanced H-alpha and CaK scopes described above, the Company added dedicated solar-viewing telescopes to its entry-level offerings. The Coronado Personal Solar Telescope (“PST”) is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with a few unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 98%, 99% and 98% of the Company’s telescope units shipped and approximately 38%, 34% and 35% of the Company’s net sales for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively.
     Binoculars. The Company expanded its market presence in binoculars with the acquisition of Simmons in 2002 and Bresser in 1999. The Simmons brands are widely recognized in the sports optics marketplace as quality products at competitive prices. The Bresser name is equally well recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Sales of Bresser branded binoculars accounted for approximately one third of Meade Europe’s sales during each of the years ended February 28, 2006 and 2005 and February 29, 2004, respectively . The Company also sells a complete line of consumer binoculars through its existing domestic distribution network under the Meade brand name. The company’s CaptureView line of binoculars with integrated digital cameras are sold under the Meade and Simmons brand names. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales in each of the years ended February 28, 2006 and 2005 and February 29, 2004, represented approximately 21%, 23% and 21% of the Company’s net sales during those fiscal years, respectively.

     Rifle and pistol scopes. The Company added riflescopes and pistol scopes to its product offerings with the acquisition of Simmons in October 2002. Meade now sells riflescopes under the Simmons, Weaver and Redfield brand names. Riflescope sales accounted for most of the Company’s sales attributed to Simmons during fiscal 2006, 2005 and 2004. The riflescopes sold by the Company are purchased from manufacturers outside the United States. Riflescopes represented approximately 10%, 20% and 18% of the Company’s net sales for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively.
     Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and celestial observation software for telescopes to bore sighters for riflescopes. The Coronado acquisition added several high-end H-alpha etalon filters and CaK filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 7%, 8% and 6% of the Company’s net sales for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively. Other miscellaneous products such as industrial optical and digital imaging products, microscopes, rangefinders, night vision and other consumer optical products accounted for approximately 7%, 4% and 3% of the Company’s net sales for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively.
Intellectual Property
     The Company relies on a combination of patent, trademark and trade secret laws to establish and protect its proprietary rights and its technology. In general, the Company pursues patent protection both in the United States and selected foreign countries for subject matter considered patentable and important to the Company’s business strategy. The Company has patents either issued and/or pending in the U.S. and in several countries including Europe, Australia, Canada, Japan and China.
     Generally, patents issued in the U.S. are effective for 20 years from the original date of application. The duration of foreign patents varies in accordance with applicable foreign local law. While the duration of the Company’s patents varies, most of its most important patents have been issued within the last five years.
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
Sales and Marketing
     The Company’s products are sold through a domestic network of mail order and internet dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company’s products are sold through its wholly owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company’s high-end telescopes are generally sold through mail order and internet dealers or single and multiple-location specialty retailers. Meade’s less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company’s binoculars and riflescopes are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are the following: Discovery Channel Stores, Wal-Mart, Lidl, Sam’s Club, Dick’s Sporting Goods and Cabela’s. For additional information about geographic areas, see Note 9 of Notes to Consolidated Financial Statements.
     The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs a large sales and customer service force in the U.S. and Europe, all of whom have significant industry experience. The

Company’s internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes, binoculars and riflescopes. The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.
     The Company’s telescope products are regularly advertised in all major domestic and most international telescope and astronomy-related magazines with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. Innovation and quality is also the theme in the Simmons, Weaver and Redfield advertising and marketing programs. The hunting brands are regularly advertised in most of the widely circulated hunting and outdoors consumer magazines. The Company also focuses advertising dollars on point-of-sale promotions and displays in partnership with its retail customers to jointly market the Company’s products to the end consumer.
     Throughout fiscal 2006, the Company sold its products to mail order dealers, to distributors and to more than 400 specialty retailers and mass merchandisers that offer Meade’s products in more than 12,000 retail store outlets. During fiscal year 2006, Lidl, a German retailer, accounted for approximately 15% of the Company’s net sales. During the fiscal years ended 2005 and 2004, Wal-Mart (including Sam’s Club), accounted for approximately 11% and 11% of the Company’s net sales, respectively. The Company’s ten largest customers, in the aggregate, accounted for approximately 30%, 35% and 34% of the Company’s net sales for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.
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
     Polishing and Figuring. After the Advanced Ritchey-Chrétien, Schmidt-Cassegrain, or Schmidt-Newtonian glass surface is fine ground, the telescope mirror or lens is polished for up to 16 hours to obtain full transmission or reflectivity. It is at this point that the Company’s opticians perform the final lens or mirror shaping (a process called figuring).
     Optical Testing. As each of Meade’s Advanced Ritchey-Chrétien optical sets, Schmidt-Cassegrain optical sets, or parabolic Newtonian primary telescope mirrors progress through the grinding, polishing and figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction.
     Optical Alignment and Centration. Finished, individually-matched Advanced Ritchey-Chrétien and Schmidt-Cassegrain optical sets are sent to the optical alignment and centration department, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. With optimal orientation fixed, each optics set is placed into machined housings of an optical tube or collimation lens cell. The optical system is once again tested and only after passing this final test is a telescope’s optical tube system ready to be used.
     The Company works closely with factories in China to develop proprietary product designs. In an effort to mitigate the risks associated with reliance on any one supplier, Meade maintains relationships with several suppliers in China. Many of the Company’s products purchased during fiscal 2006 were supplied by these Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers.
     The Company also utilizes its 50,000 sq. ft. assembly facility in Tijuana, Mexico (the “Mexico Facility”). This facility employs from 50 to over 150 people (based upon product sales levels and seasonal demand) engaged in the assembly of several products including telescopes, electronic sub-assemblies, and accessory products.
Competition
     The consumer optics market is competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with SW Technology Corporation (“Celestron”), and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other smaller companies which service niche markets. In April 2005, SW Technology Corporation (a Delaware corporation), an affiliate of Synta Technology Corporation of Taiwan, a long-time supplier to Celestron, acquired all of the outstanding members’ ownership interests in Celestron Acquisition LLC. The Company is unable, at this time, to assess what impact the sale of Celestron may have on the competitive landscape of the telescope market, if any. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and lower costs of labor associated with manufacturing.
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
Employees
     As of February 28, 2006, Meade had approximately 500 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico Facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.
     In order to enable its employees to share in the Company’s growth and prosperity, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade’s common stock.
Available Information
     Meade’s website is located at http://www.meade.com. The Company makes available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). The information contained on the Company’s website is not part of this report. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Item 1.A. Risk Factors
We rely on independent contract manufacturers and, as a result, we are exposed to potential disruptions in product supply.
     All of our consumer optics products with retail prices under $500 are currently manufactured by independent contract manufacturers, principally located in China. We do not have long-term contracts with our Asian manufacturers, and we compete with other consumer optics companies for production facilities. We have experienced, and continue to experience, difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines and increased manufacturing costs. Some manufacturers in China are facing labor shortages as migrant workers seek better wages and working conditions. If this trend continues, our current manufacturers’ operations could be adversely affected.
     If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products to our customers that are consistent with our standards or the manufacture of our products is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.
Our future success depends upon our ability to respond to changing consumer demands and successfully market new products.
     The consumer optics industry is subject to changing consumer demands and technology trends. Accordingly, we must identify those trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful products in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months to years in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in trends or are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, the consumer optics industry has experienced periods of growth in revenues and earnings and thereafter periods of declining sales and losses. Similarly, these risks could have a material adverse effect on our results of operations, financial condition or cash flows.
Our business and the success of our products could be harmed if we are unable to maintain our brand image.
     Our principal brands include Meade®, Bresser®, Simmons®, Weaver®, Redfield® and Coronado®. If we are unable to timely and appropriately respond to changing consumer demand, our brand names and brand images may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider these brands to be outdated or undesirable. If we fail to maintain and develop our principal brands, our sales and profitability will be adversely affected.

Our business could be harmed if we fail to maintain appropriate inventory levels.
     We place orders with suppliers for many of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We, at times, also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our suppliers fail to supply the products that we require with the quality and at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to our customers, negatively impact our retailer and distributor relationships, and diminish brand loyalty.
We face intense competition, including competition from companies with significantly greater resources, and, if we are unable to compete effectively with these competitors, our market share may decline and our business could be harmed.
     We face intense competition from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the consumer optics market, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the consumer optics industry.
     We believes that our ability to compete successfully depends on a number of factors, including the type and quality of our products and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products, any of which would adversely impact our results of operations and financial condition.
We depend upon a relatively small group of customers for a large portion of our sales.
     During fiscal 2006, 2005 and 2004, net sales to our ten largest customers accounted for approximately 30%, 35% and 34% of total net sales, respectively. During fiscal year 2006, one customer accounted for approximately 15% of our net sales. During the fiscal years ended 2005 and 2004, a different customer accounted for approximately 11% of our net sales in each year. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experiences a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
Our international sales and third-party manufacturing operations are subject to the risks of doing business abroad, particularly in China, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control product costs.
     A significant potion of our net sales during the year ended February 28, 2006 were derived from sales of products manufactured in foreign countries, with most manufactured in China. We also sell our products in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following risks: political and social unrest, including that related to the U.S. military presence in Iraq; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages, transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers, exposure to different legal standards (particularly with respect to intellectual property), compliance with foreign laws, and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
     In particular, because most of our products are manufactured in China, adverse changes in trade or political relations with China, political instability in China, the occurrence of a natural disaster such as an earthquake or hurricane in China or the outbreak of a pandemic disease such as Severe Acute Respiratory Syndrome (SARS) or the Avian Flu in China would severely interfere with the manufacture of our products and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, gross profit will be negatively affected if we are unable to pass those charges on to our customers.
     Also, the manufacturers of our products that are located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. The valuation of the Yuan may increase incrementally over time should the Chinese central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our products in China.
Our business could be harmed if our contract manufacturers or suppliers violate labor, trade or other laws.
     We require our independent contract manufacturers to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers may not use convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by the manufacturer’s country) in the production process. Compensation must be paid in accordance with local law and factories must be in compliance with local safety regulations. Although we promote ethical business practices and send sourcing personnel periodically to visit and monitor the operations of our independent contract manufacturers, we do not control them or their labor practices. If one of our independent contract manufacturers violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in the loss of certain of our major customers, adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.
     In addition, if we, or our foreign manufacturers, violate United States or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.
We may be unable to successfully execute our growth and profitability strategies.
     Our net sales and operating results have fluctuated significantly over the past five fiscal years and we may experience similar fluctuations in the future. Our ability to grow in the future depends upon, among other things, the maintenance and enhancement of our brand image and expansion of our product offerings and distribution channels. Furthermore, if our business becomes larger, we may not be able to effectively manage our growth. We anticipate that as the business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth and profitability strategies or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition.
The disruption, expense and potential liability associated with existing and unanticipated future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings or aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe, would have a material adverse effect on our business, results of operations, financial condition or cash flows. However, any unanticipated litigation in the future, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our failure to comply with any of the financial covenants in our U.S. line of credit facility or other debt agreements could have a material adverse impact on our business.
     A significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under our various debt agreements. Due to operating losses over the past two years, we have, several times, renegotiated the financial covenants contained in our U.S. credit agreement, which is our primary debt agreement. If financial covenants are not maintained, the creditors will have the option to require immediate repayment of all outstanding debt under the related debt agreements. In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms. If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, results of operations and financial condition.
Our business may be negatively impacted as a result of changes in the economy.
     Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of consumer optics tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be materially adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general.
Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in the demand for consumer optics, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.
     Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales or operating results. In addition, sales of consumer optics have historically been seasonal in nature and tied to the holiday shopping season, with the strongest sales generally occurring in our third fiscal quarter. Holiday shopping sales typically begin to ship in August, and delays in the timing, cancellation, or rescheduling of the related orders by our wholesale customers could negatively impact our net sales and results of operations. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second, third and fourth quarters. Because our expense levels are partially based on our expectations of future net sales, expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts or shortfalls, which could have a material adverse effect on our operating results. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which are reviewed and revised by management as necessary at the end of each quarter, and it is highly sensitive to fluctuations in the projected mix of international and domestic earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year which may lead to volatility in the our stock price.
Changes in currency exchange rates could affect our revenues and operating results.
     A significant portion of our production and approximately 30% of our sales for the year ended February 28, 2006 were denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although we engage in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets, and could reduce the sales and operating results represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.
Our trademarks, design patents, utility patents and other intellectual property rights may not be adequately protected outside the United States.
     We believe that our trademarks, design patents, utility patents and other proprietary rights are important to our business and our competitive position. We devote substantial resources to the establishment and protection of our trademarks, design patents and utility patents on a worldwide basis. Nevertheless, we cannot assure that the actions we have taken to establish and protect our trademarks and other proprietary rights outside the United States will be adequate to prevent infringement of our technologies or trade names by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure that others will not assert rights in, or ownership of, our trademarks, patents, designs and other proprietary rights or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.
Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.
     We use trademarks on all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying the Company and in distinguishing our goods from the goods of others. We consider our Meade®, Bresser®, Simmons®, Weaver®, Redfield® and Coronado® trademarks and brand names to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks and trade names, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of utility patents and design patents covering components and features used in many of our telescope, riflescope, binocular and other products. We believe our success depends more upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable as critical contributors to our business.

We are exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We are a non-accelerated filer and we are in the early stages of process documentation and evaluation of our systems of internal control. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
Item 2. Properties
     During fiscal 2006, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease expires in 2007 and is renewable at the Company’s option for two five-year terms. Simmons leases a 96,000 square foot distribution facility in Thomasville, Georgia that includes 6,000 square feet of office space. The Simmons lease expires in December 2007, with an option for the Company to renew this lease for up to four four-year terms. The Company also leases a 50,000 square foot manufacturing and assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2010 with two, five-year options remaining. The Company owns a 30,000 square foot distribution facility located in Borken, Germany and a 44,000 square foot office and distribution facility in Rhede, Germany. The Company leased a 1,200 square foot office space, in Graefelfing, Germany that was terminated in May of 2006. The Company also leased 8,300 square feet of office and manufacturing space in Tuscon, Arizona for its Coronado Instruments subsidiary. The Company did not renew the Coronado lease and operations were moved to the Company’s Irvine, CA facility upon expiration of the Coronado lease in August 2006. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.
Item 3. Legal Proceedings
1. The following purported shareholder derivative actions have been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:
a. Barclay v. Diebel, et al., 06-CC-00205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment and violation of California Corporations Code in connection with the Company’s option granting practices.
b. Bryant v. Diebel, et al., 06-CC-00206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment and violation of California Corporations Code in connection with the Company’s option granting practices.
2. The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:
(a) Grecian v. Meade Instruments Corp., et al., SA CV 06-908 AG (JTLx), United States District Court for the Central District of California, filed September 27, 2006. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with the Company’s option granting practices. The Company has been advised by plaintiffs’ counsel that plaintiffs intend to file an amended complaint that will also allege violations of Section 14(a) of the Securities Exchange Act.
3. On September 28, 2006, Daniel Azari and Paul T. Jones, dba Star Instruments and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern

District of New York. The complaint alleges the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file an answer to the complaint.
4. On June 13, 2006, the Company issued a press release announcing that it had received notification from the Securities and Exchange Commission (the “SEC”) of an informal inquiry into the Company’s past stock option grant practices. The Company is cooperating with the SEC in this inquiry.
The above mentioned cases are in their early stages. Due to the preliminary status of these cases and the uncertainties of litigation, the Company is unable to provide an evaluation of the likelihood of either a favorable or unfavorable outcome in the above mentioned cases.
In addition to the above, the Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is listed on the Nasdaq National Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2006 and 2005, respectively, were:

Year Ended February 28, 2006	High	Low
Fourth quarter	$3.10	$2.59
Third quarter	$2.95	$2.35
Second quarter	$2.89	$2.19
First quarter	$3.47	$2.45

Year Ended February 29, 2005:	High	Low
Fourth quarter	$3.53	$3.03
Third quarter	$3.65	$2.89
Second quarter	$3.50	$2.87
First quarter	$4.28	$2.84
     The reported closing sales price of the Company’s common stock on the Nasdaq National Market on October 31, 2006 was $1.91. As of November 1, 2006, there were 116 holders of record of the Company’s common stock.
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
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION
     The following selected consolidated financial data have been derived from the Company’s consolidated financial statements, including the audited consolidated balance sheets at February 28, 2006 and 2005 and the audited consolidated statements of operations for the three years ended February 28, 2006 and the notes thereto appearing elsewhere herein and should be read in conjunction with such financial statements. The consolidated financial statements for the fiscal years ended February 28/29, 2004 and 2005 have been restated as set forth in this report. Such data should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated balance sheet data as of February 29, 2004 and February 28, 2003 and 2002, and the consolidated income statement data for each of the two fiscal years in the period ended February 28, 2003, has been restated to reflect the impact of the accounting errors. Such restated data has been derived from the books and records of the Company and is presented herein on an unaudited basis. Historical results are not necessarily indicative of future results; and the results for the years presented should not be considered indicative of future performance.
     See the “Restatement of Consolidated Financial Statements” Explanatory Note to this Annual Report on Form 10-K and Note 3 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended February 28/29, 2005 and 2004.

	Year Ended February 28/29,
	(In thousands of dollars, except share and per share amounts)
	2006 (e)	2005 (e)	2005 (e)	2004 (e)	2004 (e)	2003 (a)(e)	2003 (e)	2002 (e)	2002 (e)
		as reported	as restated	as reported	as restated	as reported	as restated	as reported	as restated
Consolidated Statements of Operations Data (c):
Net sales	$119,835	$111,799	$111,799	$138,281	$138,281	$110,817	$110,817	$94,718	$94,718
Cost of sales	90,333	83,605	83,608	99,380	99,499	76,923	77,205	70,108	70,208

Gross profit	29,502	28,194	28,191	38,901	38,782	33,894	33,612	24,610	24,510

Selling expenses	18,286	16,046	16,063	18,106	18,223	14,248	14,509	12,920	12,985
General and administrative expenses (b)	13,082	10,211	10,251	12,671	13,117	12,628	13,720	9,098	9,481
ESOP contribution expense	343	419	419	859	859	905	905	1,367	1,367
Research and development expenses	1,464	2,018	2,032	2,038	2,133	3,008	3,298	2,167	2,256

Operating income (loss)	(3,673)	(500)	(574)	5,227	4,450	3,105	1,180	(942)	(1,579)
Interest expense	1,203	888	888	1,046	1,046	1,137	1,137	1,345	1,345

Income (loss) before income taxes	(4,876)	(1,388)	(1,462)	4,181	3,404	1,968	43	(2,287)	(2,924)
Income tax provision (benefit)	9,104	(513)	(531)	1,729	1,651	830	135	(845)	(1,097)

Net income (loss)	$(13,980)	$(875)	$(931)	$2,452	$1,753	$1,138	$(92)	$(1,442)	$(1,827)

Per share information:
Net income (loss) — basic	$(0.72)	$(0.05)	$(0.05)	$0.13	$0.09	$0.07	$(0.01)	$(0.10)	$(0.12)

Net income (loss) — diluted	$(0.72)	$(0.05)	$(0.05)	$0.13	$0.09	$0.07	$(0.01)	$(0.10)	$(0.12)

Weighted average common shares outstanding — basic	19,419	19,288	19,288	18,983	18,983	16,410	16,410	15,100	15,100

Weighted average common shares outstanding — diluted	19,419	19,288	19,288	19,174	19,174	16,624	16,410	15,100	15,100

Consolidated Balance Sheet Data (d):
Working capital	$41,825	$53,579	$53,579	$57,523	$57,523	$51,275	$51,275	$41,802	$41,802
Total assets	72,240	88,749	90,021	88,562	89,819	84,995	86,276	64,823	65,418
Total current liabilities	17,340	22,557	22,557	20,901	20,901	21,403	21,403	12,224	12,224
Long-term debt, net of current portion	1,410	1,241	1,241	1,729	1,729	2,139	2,139	2,463	2,463
Deferred rent	222	—	349	—	389	—	427	—	414
Additional paid-in capital	44,890	40,442	44,323	40,445	44,324	39,979	44,109	32,574	34,389
Retained earnings	8,086	25,016	22,066	25,891	22,997	23,439	21,244	22,301	21,336
Deferred compensation	(507)	—	(8)	—	(117)	—	(1,081)	—	(669)
Stockholders’ equity	51,728	64,951	65,874	64,878	65,746	60,255	61,109	50,108	50,289

(a)	The Company acquired Simmons on October 25, 2002 (see Item 1. Business. herein).

(b)	The Company adopted SFAS No. 142 on March 1, 2002 and as such ceased amortizing goodwill (see Note 2. of Notes to Consolidated Financial Statements).

(c)	The adjustments for the correction of errors related to stock-based compensation and rent are allocated to cost of sales, selling expenses, general and administrative expenses and research and development expenses, as appropriate. The tax effect of the adjustments is reflected in the income tax provision (benefit) line.

(d)	The cumulative effect of the adjustments for the correction of errors related to stock-based compensation and rent on selected balance sheet data are shown herein.

(e)	The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. The Company recognizes compensation expense under APB 25 relating to certain stock options granted with exercise prices below fair market value on the date of grant and restricted stock. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	Year Ended February 28/29,
	(In thousands of dollars, except per share amounts)
	2006	2005	2005	2004	2004	2003	2003	2002	2002
		as reported	as restated (1)	as reported	as restated (1)	as reported	as restated (1)	as reported	as restated (1)
Reported net (loss) income	$(13,980)	$(875)	$(931)	$2,452	$1,753	$1,138	$(92)	$(1,442)	$(1,827)
Compensation cost, net of taxes under APB25	21	—	80	—	722	—	1,222	—	356

Compensation cost, net of taxes under SFAS No. 123	(531)	(886)	(943)	(682)	(684)	(1,587)	(1,558)	(2,079)	(1,870)

Pro forma net (loss) income	$(14,490)	$(1,761)	$(1,794)	$1,770	$1,791	$(449)	$(428)	$(3,521)	$(3,341)

Reported (loss) earnings per share – basic and diluted	$(0.72)	$(0.05)	$(0.05)	$0.13	$0.09	$0.07	$(0.01)	$(0.10)	$(0.12)

Pro forma (loss) earnings per share – basic and diluted	$(0.75)	$(0.09)	$(0.09)	$0.09	$0.09	$(0.03)	$(0.03)	$(0.23)	$(0.22)

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.

Supplemental Unaudited Information Regarding Restatement Adjustments
     The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K for the periods prior to March 1, 2003 affected by the restatements.
     The majority of the additional compensation and rent expense, approximately $3.1 million and $427,000, respectively, was incurred in fiscal years prior to the years associated with the audited consolidated financial statements presented herein. Retained earnings at February 28, 2003 was restated to reflect the after-tax effects of adjustments to stock-based compensation and rent expenses for fiscal years 1998 through 2003.
     The supplemental unaudited information presented below has been included to facilitate an understanding of the components of the restatement adjustments to retained earnings at February 28, 2003:

After-tax effect of adjustments for the year ended February 28/29, (in thousands of dollars)
	Cumulative
	effect of
	adjustments
	to retained
	earnings at
	February
	28, 2003	2003	2002	2001	2000	1999	1998
Stock-based compensation expense	$1,936	$1,222	$356	$166	$117	$40	$35
Rent expense	259	8	29	33	78	78	33

Stock-based compensation and rent expense	$2,195	$1,230	$385	$199	$195	$118	$68

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” and elsewhere in this Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-K after the date of this Form 10-K, except as required by law.
Restatement of Consolidated Financial Statements
     On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering and concluded that the accounting measurement dates for certain stock option awards during the fiscal years 1998 through 2005 were determined in error. The Special Committee determined that there existed certain flaws in the Company’s option approval and pricing processes, particularly relating to the use of “unanimous written consents” executed by members of the Company’s Board of Directors in connection with otherwise undocumented verbal approvals by the Company’s compensation committee. In addition, it determined that in certain instances management exercised discretion in setting the grant date for options on dates subsequent to obtaining verbal authorization from the Company’s Board of Directors, which was inconsistent with the terms of the Company’s stock option plan. While the Special Committee concluded that incorrect measurement dates were used in several instances, the Special Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the measurement dates that require adjustment, require such adjustment because there is a lack of contemporaneous evidence confirming approval on those original measurement dates which were originally evidenced by unanimous written consents of the Board, and to ensure that the new measurement dates coincide with the date of formal and final Board action to grant the options. As a result of the Special Committee’s investigation, the Audit Committee of the Board of Directors concluded that the Company’s consolidated financial statements for the fiscal years ended February 28/29, 2004 and 2005, should be restated to reflect the effects of additional stock-based compensation expense resulting from certain stock options granted during fiscal years ending February 28/29, 1998 to 2005 that were accounted for in error under generally accepted accounting principles. The restatement adjustments resulting from stock options increased net loss by $80,000 and $0.7 million for the years ended February 28, 2005 and February 29, 2004, respectively. The effect of this restatement on the Company’s consolidated balance sheet at February 28, 2005 was an increase of $3.9 million, $8,000 and $1.1 million in additional paid-in capital, deferred compensation, and long-term deferred tax assets, respectively, offset by a decrease of $2.7 million in retained earnings, resulting in a net increase to stockholders’ equity of $1.1 million. This restatement decreased previously reported net income per share, basic and diluted, by $.04 per share for the year ended February 29, 2004. This restatement had no effect on net loss per share for the year ended February 28, 2005.
     The Company also determined that it had made an error in its historical accounting for operating leases that had scheduled rent increases during the lease term. SFAS No. 13 “Accounting for Leases”, as further clarified by FTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, indicate that rental payments that are not made on a straight-line basis should nevertheless be recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the leased property is physically employed. With respect to several of the Company’s leased properties, the Company recognized escalations in rent expense in the period when the escalation became effective rather than amortizing the escalating rent over the lease term. The use of the incorrect period to recognize escalations in rent caused a cumulative understatement of rent expense of $427,000 at February 28, 2003. Accordingly, the Company has concluded that in connection with the restatement described above, it should also correct this error. As a result of the correction of this error, a reduction of rent expense of $40,000 and $38,000 was reported in 2005 and 2004, respectively, within the cost of goods sold and general and administrative income statement line items. This correction had no effect on net income (loss) per share, basic and diluted, for the years ended February 28/29, 2005 and 2004. Additionally, as of February 28, 2003, deferred rent was increased by $427,000, deferred tax assets were increased by $168,000 and stockholders’ equity was reduced by $259,000 as a result of this error correction.
     The following discussion and analysis has been amended to reflect the restatement described above in the “Restatement of Consolidated Financial Statements” Explanatory Note to this Annual Report on Form 10-K and in Note 3 to the consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.
Overview
     Net sales during fiscal 2006 increased approximately 7% over the prior year. Sales at the Company’s European subsidiary increased approximately 45% over the prior year. That increase was principally due to an increase in sales to Lidl, a large German-based European retailer. Sales to Lidl were approximately one half of the sales of the European subsidiary and represented approximately 15% of the Company’s overall sales for the year. The European subsidiary saw increased sales of Bresser branded products, principally Bresser binoculars, and increased sales of Meade and Coronado branded telescopes and accessories.
     Sales of many of the company’s Meade branded telescope lines were up from fiscal 2005 levels. Meade’s telescope sales increased over the prior year with improved demand for most of the Company’s telescope products at a wide range of price points. Notable were increases in sales of the Company’s most expensive products and increases in sales of the Company’s mid-priced ETX lines. Management believes that as the effect of the 2003 Mars opposition continued to diminish, the market responded positively to many of the Company’s newer high-end telescope products introduced late in fiscal 2005 and during fiscal 2006 (products such as the new RCX and LX200R lines of Advanced Ritchey-Chrétien large aperture telescopes, the new LX90GPS series telescopes and the DSI series of CCD cameras for astro-imaging). Management also believes that the market for less-expensive telescopes has been steady with the relatively stable economy, as evidenced by moderate increases in sales of small telescopes during fiscal 2006 compared to fiscal 2005.
     Offsetting the sales increases in Europe and in U.S. telescopes was a more than 40% reduction in sales at the Company’s Simmons subsidiary, as compared to the prior year. Supply problems from the Asian factory that manufactured the vast majority of the Company’s newly designed Simmons riflescopes led to the decrease in sales at Simmons. The Asian supply problems significantly diminished sales for the year and management’s outlook is guarded for the coming year. The Company has secured a second Asian supplier for its proprietary Simmons riflescopes. This second source is an established riflescope supplier that the Company has purchased product from in the past. Management expects the riflescope business to return to historical levels as the supply difficulties are resolved. Also offsetting the sales increases was a significant decrease in sales of binoculars with integrated digital cameras. Management expects pricing pressure and weak demand to continue in the market for digital-camera binoculars.
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company accepts product returns. Product returns are principally related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns have been within management’s estimates and, for the lower-end Meade branded products, were approximately 18% of gross sales of such products for the year ended February 28, 2006, and approximately 20% of gross sales of such products for the years ended February 28, 2005 and, February 29, 2004, respectively. However, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to sales return estimates.
Inventories
     Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Inventory reserves represented 17%, 16% and 17% of gross inventory value at February 28, 2006 and 2005 and February 29, 2004, respectively (see Item 15. Exhibits and Financial Statement Schedules – Schedule II Valuation and Qualifying Accounts). Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to determining the net realizable value of its inventories.
Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income.
Income taxes
     A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Significant judgment is necessary in the determination of the recoverability of the Company’s deferred tax assets. Deferred tax assets are reviewed regularly for recoverability and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company’s deferred tax assets. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to the valuation of its deferred tax assets.

Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Year Ended February 28/29 ,
	2006	2005	2004
		as restated	as restated
		(1)	(1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.4	74.8	72.0

Gross profit	24.6	25.2	28.0
Operating expenses:
Selling expenses	15.3	14.4	13.2
General and administrative expenses	10.9	9.2	9.5
ESOP contribution expense	0.3	0.3	0.6
Research and development expenses	1.2	1.8	1.5

Total operating expenses	27.7	25.7	24.8

(Loss) income from operations	(3.1)	(0.5)	3.2
Interest expense	1.0	0.8	0.7

(Loss) income before income taxes	(4.1)	(1.3)	2.5
(Benefit) provision for income taxes	7.6	(0.5)	1.2

Net (loss) income	(11.7)	(0.8)	1.3

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
Fiscal 2006 Compared to Fiscal 2005
     Net sales increased from $111.8 million in fiscal 2005 to $119.8 million in fiscal 2006, an increase of 7.2%. Sales of the Company’s higher-end telescopes and telescope accessory products increased in the aggregate by approximately $8 million over the prior year. Management believes that the increase in high-end sales reflects the market’s favorable response to new products introduced late in fiscal 2005 and during fiscal 2006. Included in the approximate $8 million increase in high-end product is approximately $2 million related to increased Coronado brand product sales. The prior year reflects only four months of Coronado sales compared to a full year in the current period. Sales of the Company’s less-expensive, smaller-aperture telescopes increased over the prior year period by approximately $8 million on stronger demand, principally related to the Company’s ETX product lines. Included in the approximate $8 million increase in small telescopes is approximately $1 million from Coronado sales. Sales of microscopes, magnifying glasses, laser rangefinders, OEM camera products and other miscellaneous products increased, in the aggregate, by approximately $3 million compared to the prior year. Sales increases were offset principally by a decrease in sales of riflescopes of approximately $10 million and a decrease in binocular sales of just under $1 million. Included in the above discussion of specific year over year changes is the negative effect of the stronger dollar versus the euro compared to the prior year (European U.S. dollar sales were negatively affected by approximately $1.6 million).
     Gross profit increased from $28.2 million (25.2% of net sales) in fiscal 2005 to $29.5 million (24.6% of net sales) in fiscal 2006, an increase of 4.7%. The dollar increase followed the increase in net sales and relatively flat gross margin (gross profit as a percent of net sales) for the period. Gross margin was down six tenths of a point compared to the prior year as improvements coming from sales trending to several higher margin products were offset by lower margins at Simmons principally due to discounts on prior year, older-technology, products and air freight expenses on the new Simmons products. The air-freight was incurred in an effort to provide the Company’s customers with the Simmons products in as timely a manner as possible. The strengthened dollar versus the euro did not have a significant effect on gross margin because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases. Stock-based compensation expenses, included in cost of sales, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were zero in fiscal 2006 compared to $19,000 in fiscal 2005.
     Selling expenses increased from $16.1 million (14.4% of net sales) in fiscal 2005 to $18.3 million (15.3% of net sales) in fiscal 2006, an increase of 13.8%. The dollar increase was primarily due to higher variable costs, principally freight (up over $1 million from the prior year), on higher net sales, plus increases in advertising and personnel expenses (up approximately $0.7 million, each). The increase as a percent of sales was principally due to marketing and advertising costs related to the introduction of the new Simmons riflescopes that the Company was not able to cancel subsequent to the identification of the significantly lower than expected shipments of Simmons riflescopes from the Company’s Asian supplier. Stock-based compensation expenses, included in selling expenses, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were zero in fiscal 2006 compared to $17,000 in fiscal 2005.
     General and administrative expenses increased from $10.3 million (9.2% of net sales) in fiscal 2005 to $13.1 million (10.9% of net sales) in fiscal 2006, an increase of 27.6%. The increase in general and administrative expenses includes approximately $0.5 million in severance payments for the Company’s outgoing chief executive officer, approximately $0.3 million in executive search fees related to the search for a new chief executive officer and the addition of personnel in the Company’s finance department, and nearly $0.5 million related to management consultants that advised the Company on operational matters and internal control documentation. Expenses at the Company’s European subsidiary increased nearly $1.0 million on higher consulting fees related to product testing to meet European Union requirements (approximately $0.3 million), higher personnel costs and lower foreign currency exchange gains (approximately $0.2 million, each) and the balance in higher facilities related costs. Also contributing to the increase was approximately $0.7 million for Coronado general and administrative costs that were not included in the prior year period. Stock-based compensation expenses, included in general and administrative expenses, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were approximately $3,000 in fiscal 2006 compared to $64,000 in fiscal 2005.
     ESOP contribution expense decreased from $0.4 million (0.4% of net sales) in fiscal 2005 to $0.3 million (0.3% of net sales) in fiscal 2006, a decrease of 18.1%. The decrease in this non-cash charge was principally due to a decrease in the average market value of the Company’s common stock over the current year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses decreased to $1.5 million (1.2% of net sales) in fiscal 2006 from $2.0 million in fiscal 2005 (1.8% of net sales), a decrease of 28.0%. The decrease was principally due to a decrease in external research and development consulting costs as well as decreased in-house personnel costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories. Stock-based compensation expenses, included in research and development expenses, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were zero in fiscal 2006 compared to $14,000 in fiscal 2005.
     Interest expense increased from $0.9 million for fiscal 2005 (0.8% of net sales) to $1.2 million for fiscal 2006 (0.1% of net sales), an increase of 35.5%. This increase was principally due to higher costs of funds as compared to the prior year.
     The effective tax rate for the year ended February 28, 2006 was significantly affected by recording a valuation allowance to recognize the uncertainty of realizing the benefits of the Company’s domestic net deferred tax assets. The valuation allowance was recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits. At February 28, 2006, a valuation allowance of approximately $12.5 million has been recorded to offset the Company’s deferred tax assets.
Fiscal 2005 Compared to Fiscal 2004
     Net sales decreased from $138.3 million in fiscal 2004 to $111.8 million in fiscal 2005, a decrease of 19.2%. Sales of the Company’s mid-priced and higher-priced telescopes were down approximately $19 million from the prior year period. This decrease in fiscal 2005 sales reflects weakness in the mid-to-higher priced telescope categories. In addition, management believes that sales of mid-to-higher priced telescopes in the prior year were higher because of the Mars opposition and certain promotions during the fourth quarter of the prior year. As the effects of the Mars opposition and the promotions (i.e. high inventory levels at several of the Company’s dealers and distributors and sales pull from a unique celestial event) diminish, and with the introduction of new products both during the latter part of fiscal 2005 and into fiscal 2006, management believes that sales trends in these telescope categories will improve. Sales of smaller-aperture telescopes were also down approximately $3 million. The decrease in smaller-aperture telescopes was broad-based across the Company’s customers with decreased sales to one of the Company’s significant customers playing a major role in the decrease. Binocular sales were down approximately $4 million, primarily due to continuing price competition in the digital camera/binocular market. Sales of riflescopes were down approximately $3 million principally due to lower sales of close-out and discontinued items in the current year as compared to the prior year. Partially offsetting these reductions was an increase of approximately $2 million in the Company’s new night vision products, and an increase of approximately $1 million in microscope sales due to a large order in Europe. Included in the above discussion of specific year over year changes is the positive effect of the weakened dollar versus the euro compared to the prior year (European U.S. dollar sales were positively affected by approximately $2 million).
     Gross profit decreased from $38.8 million (28.0% of net sales) in fiscal 2004 to $28.2 million (25.2% of net sales) in fiscal 2005, a decrease of 27.3%. The decrease was due to decreased sales compared to the prior year period. Gross margin (gross profit as a percent of net sales) decreased overall due to changes in sales mix and the effect of relatively fixed costs on lower sales volume, especially in the mid to higher-priced telescope lines. The weakened dollar versus the euro did not have a significant effect on gross profit because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases. Stock-based compensation expenses, included in cost of sales, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were $19,000 in fiscal 2005 compared to $134,000 in fiscal 2004.
     Selling expenses decreased from $18.2 million (13.2% of net sales) in fiscal 2004 to $16.1 million (14.4% of net sales) in fiscal 2005, a decrease of 11.9%. The decrease was primarily due to lower in-store advertising costs, down approximately $1.5 million from the prior year, and lower freight costs on lower sales volume, down approximately $0.7 million from the prior year. Stock-based compensation expenses, included in selling expenses, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were $17,000 in fiscal 2005 compared to $117,000 in fiscal 2004.
     General and administrative expenses decreased from $13.1 million (9.5% of net sales) in fiscal 2004 to $10.3 million (9.2% of net sales) in fiscal 2005, a decrease of 21.8%. The decrease was principally due to lower performance based compensation, which was down approximately $2.0 million from the prior year, lower stock-based compensation expense which was approximately $469,000 in fiscal 2004 and $64,000 in fiscal 2005, and consulting and professional fees which were down approximately $0.5 million.
     ESOP contribution expense decreased from $0.9 million (0.6% of net sales) in fiscal 2004 to $0.4 million (0.3% of net sales) in fiscal 2005, a decrease of 51.2%. The decrease in this non-cash charge was principally due to a decrease in the number of shares allocated to the Employee Stock Ownership Plan during the period as compared to the prior year. A slightly lower average common stock price during the current year also contributed to the decrease. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses remained flat at approximately $2.0 million in fiscal 2005 (1.8% of net sales) and fiscal 2004 (1.5% of net sales). The Company’s research and development efforts are principally concentrated on product improvement and new product development for the Company’s core consumer products market. Stock-based compensation expenses, included in research and development expenses, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were $14,000 in fiscal 2005 compared to $95,000 in fiscal 2004.
     Interest expense decreased from $1.0 million for fiscal 2004 (0.7% of net sales) to $0.9 million for fiscal 2005 (0.8% of net sales), a decrease of 15.1%. This decrease was principally due to lower average borrowings (in line with lower sales for the year) offset partially by higher costs of funds as compared to the prior year.
     The benefit for income taxes was 36.3% of the loss before income taxes for fiscal 2005 compared to a provision for income taxes of 48.5% of income before income taxes in fiscal 2004. The fiscal 2005 benefit was most significantly affected by refunds of state income taxes and the provision for income taxes on foreign income. The fiscal 2004 provision was most significantly affected by the tax effect of exercises and forfeitures of options related to stock options with exercise prices deemed to be below the fair market value at the measurement date.

Seasonality
     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company’s net sales and operating income typically occurs in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive consumer products during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories during the Company’s third fiscal quarter to satisfy such seasonal consumer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.
Liquidity and Capital Resources
     As of February 28, 2006, the Company had $7.6 million in cash. The Company funded its operations during the fiscal year with cash and bank borrowings. Operations generated $11.5 million in cash, principally from a $12.0 million reduction in inventories during the year. Inventories had increased in fiscal 2005 as sales decreased significantly from fiscal 2004 levels. The unexpected reduction in sales in fiscal 2005 resulted in inventory purchases for anticipated orders that did not materialize. The increased beginning inventory levels were worked down over the course of fiscal 2006. Adding to the reduction in inventories in the current fiscal year was the lack of supply for the Company’s Simmons operations (see a discussion of Simmons’ supply in the “Overview” above). A reduction in Simmons product inventories accounted for approximately $5.0 million of the $12.0 million decrease during the year. Overall inventory turns increased to 2.2 times during fiscal 2006, up from 1.9 times in fiscal 2005. In addition, cash from operations was used to pay down the Company’s lines of credit by approximately $5.6 million bringing the balance owed on its bank lines to $4.2 million at February 28, 2006. Net cash used in investing activities was approximately $2.8 million in fiscal 2006, principally resulting from the July 2005 purchase of a new operations and distribution facility in Germany for approximately $1.8 million. In September 2005, approximately $1.7 million was borrowed on a long-term bank note to finance the purchase of the building. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.
     On October 25, 2002, the Company amended its credit agreement with its U.S. bank (the “U.S. credit agreement”) to provide the Company with a $35.6 million credit facility consisting of a $34.0 million revolving credit line (the “U.S. revolving loan”) and a $1.6 million term loan (the “U.S. term loan”).
     Due to continuing losses during the fourth quarter of fiscal 2005, the Company concluded that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the year ended February 28, 2005. Accordingly, on May 27, 2005, the Company executed the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment made the following key changes to the U.S. credit agreement, it: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants, (2) added a $1 million availability reserve until the Company reaches certain consolidated fixed charge coverage ratio levels, and (3) added higher pricing levels to the pricing grid. The Company was required to report its covenant calculations to the bank for the year ended February 28, 2005 based upon the terms of the Fourth Amendment. Upon execution of the Fourth Amendment the Company was in compliance with all of its bank covenants. In October 2005, the Company executed a Fifth Amendment to the U.S. credit agreement that made the following key changes, it: (1) eliminated a $3 million minimum reserve requirement, (2) established a $4 million availability reserve, (3) added higher pricing levels to the pricing grid and (4) reset the fixed charge coverage ratio requirements. The fee for the Fifth Amendment was $75,000.

     Continuing losses for the year ended February 28, 2006 led the Company to conclude that it would not be in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the period then ending. Accordingly, on June 13, 2006, the Company executed the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”). The Sixth Amendment made the following key changes to the U.S. credit agreement: (1) set a minimum availability requirement of $1 million, (2) set a minimum EBITDA requirement measured on a rolling four quarter basis beginning with the quarter ending February 28, 2007, (3) eliminated the fixed charge coverage and minimum tangible net worth requirements, and (4) added higher interest rate levels to the pricing grid. The fee for the amendment was $80,000. Upon execution of the Sixth Amendment the Company was in compliance with all of its bank covenants. On July 31, 2006, September 29, 2006 and October 31, 2006 the Company executed the Seventh, Eighth and Ninth amendments to the Credit Agreement, respectively. Each amendment granted the Company additional time to meet the Credit Agreement requirements regarding the reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Ninth amendment grants the Company until November 30, 2006 to report its audited results to the bank for the year ended February 28, 2006 and until the earlier of November 30, 2006 or five days after the delivery of the Company’s Form 10-K for the year ended February 28, 2006 to report its quarterly results. The Company was not assessed a fee for the Seventh, Eighth or Ninth amendments. Upon execution of the Ninth Amendment the Company was in compliance with all of its bank covenants.
     Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 28, 2006 was approximately $5,000,000. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility expires in September 2007, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios and minimum tangible net worth. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (8.75% at February 28, 2006). Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) was higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The swap contract expired on September 1, 2004.
     On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,805,000 USD at that date). The approximately 50,000 sq. ft building, located in Rhede, Germany, is being used as office and warehouse space. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,631,000 USD at February 28, 2006) long-term loan commitment (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $13,600 USD at February 28, 2006) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan (approximately $1,705,000 USD at that date).
     Concurrently with negotiations to obtain the European term loan no. 2, the subsidiary renegotiated its bank line of credit. The new European line of credit is 7,500,000 Euro (approximately $8,895,000 USD at February 28, 2006) and bears interest at EURIBOR plus 2%; 5,500,000 Euro of the line expired on January 1, 2006 with the remaining 2,000,000 Euro expiring on July 31, 2006. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,084,000 USD at February 28, 2006); and require certain minimum capitalization amounts at the subsidiary.
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
     Capital expenditures aggregated $2.8 million, $0.9 million and $0.6 million for the fiscal years ended February 28, 2006 and 2005, and February 29, 2004, respectively.
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
     The following table summarizes the Company’s contractual obligations as of February 28, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments due by period:
		Up to			After
Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$2,674,000	$1,289,000	$328,000	$328,000	$729,000
Non-cancelable operating leases and other contractual obligations	3,173,000	1,898,000	1,273,000	2,000	—

Total contractual cash obligations	$5,847,000	$3,187,000	$1,601,000	$330,000	$729,000

     On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006, based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company was required to adopt the provisions of SFAS No. 123R effective March 1, 2006, at which time it began recognizing an expense for unvested share-based compensation that had been issued or would be issued after that date. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.
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
     In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123(R) (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not anticipate that the application of this statement will have a material impact on the Company’s financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 in fiscal 2008 to have a material impact on its results of operations or financial position.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2008.
Forward-Looking Information
     The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company’s ability to resolve its Asian supply chain problems; the Company’s ability to develop and grow the Simmons business; the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise into markets outside its core consumer markets; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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
     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given the Company’s foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. The Company does not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of February 28, 2006, the Company did not have any outstanding forward exchange contracts.
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
     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the U.S. revolving and term loans. The debt under the U.S. revolving and term loans bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Had U.S. interest rates been one percentage point higher during fiscal 2006, interest expense for the year ended February 28, 2006 would have increased by approximately $0.1 million.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table (in thousands of dollars, except per share amounts) presents unaudited financial results for each of the eight quarters in the period ended February 28, 2006. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.
     See the “Restatement of Consolidated Financial Statements” Explanatory Note to this Annual Report on Form

     10-K and Note 3 of Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended February 28/29, 2005 and 2004.
Fiscal 2006 (in thousands of dollars except per share amounts)

	First	First	Second	Second	Third	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	as reported	as restated (1)	as reported	as restated (1)	as reported	as restated (1)
Net sales	$21,525	$21,525	$21,877	$21,877	$53,092	$53,092	$23,341
Cost of sales	15,546	15,533	16,883	16,870	38,437	38,424	19,506

Gross profit	5,979	5,992	4,994	5,007	14,655	14,668	3,835
Selling expenses	3,693	3,693	4,106	4,106	6,528	6,528	3,959
General and administrative expenses	2,898	2,880	3,059	3,041	3,028	3,010	4,151
ESOP expenses	92	92	79	79	91	91	81
Research and development expenses	369	369	302	302	395	395	398

Operating income (loss)	(1,073)	(1,042)	(2,552)	(2,521)	4,613	4,644	(4,754)
Interest expense	204	204	231	231	419	419	349

Income (loss) before income taxes	(1,277)	(1,246)	(2,783)	(2,752)	4,194	4,225	(5,103)
Provision (benefit) for income taxes	(484)	(464)	(1,309)	(1,288)	2,730	2,744	8,112

Net income (loss)	$(793)	$(782)	$(1,474)	$(1,464)	$1,464	$1,481	$(13,215)

Net income (loss) per share — basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$0.08	$0.08	$(0.68)

Fiscal 2005 (2) (in thousands of dollars except per share amounts)

	First	First	Second	Second	Third	Third	Fourth	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	as reported	as restated (1)	as reported	as restated (1)	as reported	as restated (1)	as reported	as restated (1)
Net sales	$19,740	$19,740	$22,633	$22,633	$49,687	$49,687	$19,739	$19,739
Cost of sales	14,912	14,927	16,939	16,935	35,775	35,771	15,979	15,975

Gross profit	4,828	4,813	5,694	5,698	13,912	13,916	3,760	3,764
Selling expenses	3,402	3,419	3,850	3,850	5,911	5,911	2,883	2,883
General and administrative expenses	2,599	2,654	2,578	2,573	2,223	2,218	2,811	2,806
ESOP expenses	103	103	95	95	130	130	91	91
Research and development expenses	525	539	442	442	672	672	379	379

Operating income (loss)	(1,801)	(1,902)	(1,271)	(1,262)	4,976	4,985	(2,404)	(2,395)
Interest expense	151	151	199	199	283	283	255	255

Income (loss) before income taxes	(1,952)	(2,053)	(1,470)	(1,461)	4,693	4,702	(2,659)	(2,650)
Provision (benefit) for income taxes	(793)	(830)	(589)	(585)	1,894	1,905	(1,025)	(1,021)

Net income (loss)	$(1,159)	$(1,223)	$(881)	$(876)	$2,799	$2,797	$(1,634)	$(1,629)

Net income (loss) per share — basic and diluted	$(0.06)	$(0.06)	$(0.05)	$(0.05)	$0.14	$0.14	$(0.08)	$(0.08)

(1)	See Note 3 Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.

(2)	The Company recorded certain adjustments to the February 28, 2005 consolidated balance sheet to reflect the cumulative effect of the restatements described in Note 3 Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements. Such adjustments related primarily to stock-based compensation expense, rent expense and income taxes.
     Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability.
Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
     See Item 14. Principal Accountant Fees and Services herein.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     The Company’s management (with the participation of our then Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended November 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.
     At the time of the filing of the Company’s Form 10-Q for the period ended November 30, 2005, the then Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls were effective as of that date, which conclusion they believed was accurate at that time. On August 25, 2006, subsequent to this evaluation, the Company determined that certain stock option grants were accounted for and disclosed erroneously as described below.
     On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering. The Special Committee determined that there existed certain flaws in the Company’s option approval and pricing processes, particularly relating to the use of “unanimous written consents” executed by members of the Company’s Board of Directors in connection with otherwise undocumented verbal approvals by the Company’s compensation committee. In addition, it determined that in certain instances management exercised discretion in setting the grant date for options on dates subsequent to obtaining verbal authorization from the Company’s Board of Directors, which was inconsistent with the terms of the Company’s stock option plan. While the Special Committee concluded that incorrect measurement dates were used in several instances, the Special Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the measurement dates that require adjustment, require such adjustment because there is a lack of contemporaneous evidence confirming approval on those original measurement dates which were originally evidenced by unanimous written consents of the Board, and to ensure that the new measurement dates coincide with the date of formal and final Board action to grant the options. The Special Committee’s independent investigation, therefore, identified certain stock options granted during fiscal years 1998 through 2005 that were accounted for in error. The options identified consisted of: (i) options to purchase an aggregate of 720,000, 600,000, 3,000, 859,000 and 20,000 shares of Company common stock granted, in the aggregate, to fifty-eight employees, during the fiscal years ended February 28/29, 1998, 2001, 2002, 2003 and 2005, respectively, where from a review of supporting records, including unanimous written consents of the Company’s Board of Directors (the “Board”) and minutes of Board and committee meetings, as well as other documentation such as SEC filings and other contemporaneous material, the option grants were not ultimately determined and approved with finality until dates subsequent to the original grant date, (ii) options to purchase an aggregate of 815,000 and 555,000 shares of Company common stock granted, in the aggregate, to thirty-six employees, during the fiscal years ended February 28/29, 2000 and 2001, respectively, where from a review of supporting records, including unanimous written consents of the Board and minutes of Board and committee meetings, as well as other documentation such as SEC filings and other contemporaneous material, the option grants were determined and approved with finality on dates prior to the original grant date, and (iii) options to purchase an aggregate of 236,500 shares of Company common stock granted to fourteen new employees covering a period beginning in fiscal 1998 through fiscal 2005, in which the actual employment date was not used to price the options, which was inconsistent with certain provisions of the Company’s governing stock award plan.
     Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) defines the measurement date for determining compensation cost in stock option, purchase, and award plans as the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any. The Special Committee concluded that incorrect measurement dates were used for various stock option grants during the periods described above.
     APB 25 requires compensation cost be measured as the difference between the quoted market price of the award at the measurement date, less the amount, if any, that the employee is required to pay. The Company has calculated compensation expense for all option awards whose quoted market price at the new measurement date was greater than the exercise price for the award. APB 25 also requires that compensation cost be recognized over the periods in which an employee performs services for the consideration received.

     In accordance with the above guidance and other applicable guidance in APB 25, the Company calculated the amount of compensation expense by multiplying the number of options awarded by the difference between the exercise price on the original grant date and the fair value of the Company’s common stock on the new measurement date. The calculated expense was then amortized over the grantee’s service period which was assumed to be equal to the vesting schedule period. The expense was amortized over the full vesting period beginning on the new measurement date and was adjusted for forfeitures and/or cancellations, if any. The original grant date was disregarded with respect to the period over which the expense was amortized.
     As a result of the findings described above, on August 25, 2006, Company management and the Company’s Board of Directors, concluded that certain of the Company’s financial statements required restatement, specifically: (i) the consolidated balance sheet as of February 28, 2005, and (ii) the consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended February 29, 2004 and February 28, 2005. The Company is restating the selected financial data as of and for the years ended February 28/29, 2005, 2004, 2003, and 2002, as well as the selected quarterly financial data for the quarters ended May 31, August 31, and November 30, 2004 and 2005, respectively, and the quarter ended February 28, 2005.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The Company determined that two material weakness in its internal control over financial reporting existed as of February 28, 2006. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based compensation expense and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors with regard to the accounting for certain stock option grants and resulted in the restatement of the Company’s consolidated financial statements and related disclosures, as described above. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness. The Company also determined that, as of February 28, 2006, it did not maintain adequate controls over the preparation, analysis, documentation, and review of the income tax provision calculation and related financial statement disclosures.
     Therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.
Remediation of Material Weakness in Internal Control over Financial Reporting of Stock-Based Compensation Expense
     To address the findings of the independent investigation and the Company’s subsequent analysis which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to non-cash stock-based accounting, the Company agreed to implement a series of remedial actions during the third and fourth quarters of fiscal year 2007, including: (i) the institution of polices and procedures regarding the pricing and dating of option grants to new hires; (ii) the use of fixed, pre-determined dates for the issuance of options to employees and directors other than new hires; (iii) required documentation of approval of all option grants in Compensation Committee and/or Board minutes, not via the use of unanimous written consents; (iv) a prohibition against the exercise of discretionary authority by any employee over any aspect of the Company’s stock option plan;

(v) the contemporaneous preparation and dating of Compensation Committee minutes and related documentation; and (vi) the utilization of nationally recognized stock option accounting software. Management believes that these corrective actions, taken as a whole, will mitigate the material weakness described above.
Remediation of Controls over the Preparation, Analysis, documentation, and Review of the Income Tax Provision Calculation
     Management is currently reviewing its control policies and procedures with respect to preparation, analysis, documentation, and review of its income tax provision calculation. As part of its remediation plan over the calculation, management is actively pursuing an outsourcing solution combined with the utilization of nationally recognized tax provision preparation software. Management believes that outsourced qualified tax professionals combined with the utilization of a nationally recognized tax provision preparation software will afford the Company the appropriate knowledge, experience and tools to maintain effective controls over the preparation, documentation and analysis of the Company’s income tax provision calculation.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls.
     Company management has concluded that the disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, Company management (including the Chief Executive Officer and Chief Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been or will be detected.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Set forth below is information regarding the directors and executive officers of the Company as of November 1, 2006:
Directors of the Registrant

		Director
Name and Age	Business Experience and Directorships	Since
Steven G. Murdock (54)	Steven G. Murdock served as the Company’s Chief Executive Officer from June 2003 to May 2006 and as its President and Chief Operating Officer from October 1990 to June 2003. As of May 8, 2006, Mr. Murdock is serving the Company as a director and as a consultant and is a private investor. From May 1980 to October 1990, Mr. Murdock served as the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge.	1996

Harry L. Casari (70)	Harry L. Casari was named Chairman of the Board of the Company as of June 1, 2003. Mr. Casari is currently a private investor. He worked as a Certified Public Accountant for Ernst & Young LLP from 1969 until 1994 when he retired as a Partner. Mr. Casari received a BS degree in business administration from the University of Denver. He serves as a member of the board of directors of Cohu, Inc., Orange 21, Inc. and Catcher Holdings, Inc.	1997

Paul D. Sonkin (38)	Paul D. Sonkin has served as the Chief Investment Officer to Hummingbird Value Fund, L.P., a Delaware limited partnership, since its inception in December 1999, to Hummingbird Microcap Value Fund, LP, since its inception in March 2002, to Hummingbird Concentrated Fund, LP, since its inception in January 2004, and to Tarsier Nanocap Value Fund, LP since its inception in June 2005. Since January 1998, Mr. Sonkin has served as an adjunct professor at Columbia University Graduate School of Business, where he teaches courses on securities analysis and value investing. From May 1998 to May 1999, Mr. Sonkin was a senior analyst at First Manhattan & Co., a firm that specializes in mid and large cap value investing. From May 1995 to May 1998 Mr. Sonkin was an analyst and portfolio manager at Royce & Associates, which practices small and micro cap value investing. Mr. Sonkin is a member of the Board of Directors of Vodavi Technologies Inc., a NASDAQ listed company that designs, develops, markets, and supports a broad range of business telecommunications solutions. Mr. Sonkin received an MBA from Columbia University and a BA degree in Economics from Adelphi University.	2006

		Director
Name and Age	Business Experience and Directorships	Since
Timothy C. McQuay (55)	Timothy C. McQuay has been a Managing Director — Investment Banking at A.G. Edwards & Sons, Inc. since August 1997. From May 1995 to August 1997, Mr. McQuay was a Partner at Crowell, Weedon & Co. and from October 1994 to August 1997 he also served as Managing Director — Corporate Finance. From May 1993 to October 1994, Mr. McQuay served as Vice President, Corporate Development with Kerr Group, Inc., a New York Stock Exchange listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay served as Managing Director — Merchant Banking with Union Bank. Mr. McQuay received a BA degree in economics from Princeton University and a MBA degree in finance from the University of California at Los Angeles. He serves as a member of the board of directors of Keystone Automotive Industries, Inc.	1997

Frederick H. Schneider, Jr. (50)	Frederick H. Schneider, Jr. has served as the Chief Financial Officer of Skechers USA, Inc. since January 2006. From July 2004 to January 2006, Mr. Schneider served as a Senior Managing Director at Pasadena Capital Partners, LLC, a private equity investment firm. Prior to working at Pasadena Capital Partners, LLC, Mr. Schneider was an independent private equity investor and consultant. From September 1994 to January 1998, he served as Chief Financial Officer and Principal of Leonard Green & Partners, L.P., a merchant banking firm. From June 1978 to September 1994, he was employed by KPMG Peat Marwick, including five years as an Audit and Due Diligence Partner. Mr. Schneider received a BA degree in accounting and management from Ambassador College. He serves as a member of the board of directors of Sport Chalet, Inc.	2004

James M. Chadwick (33)	James M. Chadwick founded Monarch Activist Partners LP, a Delaware limited partnership, and has been its managing partner since its formation in January 2006. From January 2003 to June 2005, Mr. Chadwick was the managing member of Pacific Coast Investment Partners, LLC, a hedge fund specializing in shareholder activism. From April 1999 to October 2002, Mr. Chadwick served as an analyst for Relational Investors, LLC, a registered investment advisor. Mr. Chadwick is a Director of AirNet Systems, Inc., an American Stock Exchange listed specialty air carrier company for time-sensitive deliveries. Mr. Chadwick graduated with a BA in History from the University of California Los Angeles.	2006

Michael P. Hoopis (55)	Michael P. Hoopis has served as the Chief Executive Officer of Targus Group International, Inc. since October 2006. From November 1999 to April 2006, Mr. Hoopis served as the President and Chief Executive Officer of Water Pik Technologies, Inc. From October 1998 to November 1999, Mr. Hoopis was President and Chief Executive Officer of the consumer products segment of Allegheny Teledyne, Inc., the predecessor to Water Pik Technologies, Inc. From July 1996 to September 1998, Mr. Hoopis served as President of Worldwide Household Products, Black & Decker Corporation. From May 1992 to July 1996, Mr. Hoopis served as President of Price Pfister, Inc., a division of Black & Decker Corporation. Mr. Hoopis received his BS degree in industrial engineering from the University of Rhode Island.	2000

		Director
Name and Age	Business Experience and Directorships	Since
Vernon L. Fotheringham (58)	Vernon L. Fotheringham is the Managing Director of MaxServ (NZ) Ltd., a development stage broadband service company since August 2006. He is also a Managing Member of Maxband, LLC representing JRC millimetric microwave products in North America since 2003. Previously he was the Executive Director of GPC Asia, Ltd., an outsource management organization providing operations and strategic planning for Asian wireless service providers. From May 2004 until October 2005 he was the President and Chief Executive Officer of Adaptix, Inc., a technology development manufacturer of broadband wireless access network equipment. Mr. Fotheringham has been a managing director of SDR Holdings, LLC, which holds the founders equity in Adaptix, Inc., from July 2003 until the present. From October 2002 until July 2003 he was the President and CEO of Broadstorm, Inc., a pioneering developer of the technology that has become the core of the broadband wireless Mobil WiMax standard. From June 1998 to January 2001, Mr. Fotheringham was the Chairman of Bazillion, Inc. a global Integrated Service Provider. From March 1993 to November 1997, Mr. Fotheringham was the founder, chairman and CEO of Advanced Radio Telecom Corporation which pioneered the wireless broadband service industry. Mr. Fotheringham received a BA degree in fine arts from California State University, Fullerton.	2001

Steven L. Muellner (56)	Steven L. Muellner has been the Company’s President, Chief Executive Officer and a member of the Board since May 8, 2006. From December 2004 until April 2006, Mr. Muellner was a private investor. From August 1998 to December 2004, Mr. Muellner served as President of Variflex, Inc., an outdoor sports products supplier. From July 1996 to May 1998, Mr. Muellner was President and Co-Chief Executive Officer of Applause Enterpirses, a distributor of children’s toys and licensed merchandise. From 1995 to 1996, Mr. Muellner served as executive vice president of sales and marketing at Caradon Doors and Windows, a leading provider of custom doors and windows. From 1987 to 1994, Mr. Muellner served in various capacities, including, president, vice president of sales and marketing and vice president of marketing at LouverDrape, Inc., a distributor of window coverings, and from 1983 to 1987, Mr. Muellner served in various capacities, including product manager, at Frito-Lay, Inc. Mr. Muellner received his Masters degree in business administration from Cornell University and BS from the University of Minnesota in Minneapolis.	2006
     The Board has determined that each of the directors, other than Steven G. Murdock and Steven L. Muellner, is “independent” under the applicable rules of NASDAQ for the Company’s fiscal year ending February 28, 2007.
Executive Officers of the Registrant

Name	Age	Position
Steven L. Muellner	56	Chief Executive Officer, President, Director

Brent W. Christensen	47	Senior Vice President — Finance and Chief Financial Officer

Mark D. Peterson	44	Senior Vice President, General Counsel and Secretary

Robert L. Davis	39	Senior Vice President — Sales

Donald Finkle	48	Senior Vice President — Operations

     Steven L. Muellner - See description above.
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
     Mark D. Peterson has been the Company’s Senior Vice President and General Counsel since March 2002 and its Secretary since May 2006. Mr. Peterson was the Company’s Vice President and General Counsel from October 1997. From October 1991 to October 1997, Mr. Peterson was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. Mr. Peterson received a BS degree in accounting from Brigham Young University and a JD degree from the University of California — Berkeley, Boalt Hall School of Law.
     Robert L. Davis has been the Company’s Senior Vice President — Sales since July 2006 and its Senior Vice President — Corporate Development since March 2003. Mr. Davis was the Company’s Senior Vice President and Assistant General Counsel from March 2002 to February 2003. Mr. Davis was the Company’s Vice President and Assistant General Counsel from December 1999 to February 2002. From September 1996 to December 1999, Mr. Davis was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.
     Donald W. Finkle has been the Company’s Senior Vice President — Operations since August 2006. From January 2004 to August 2006, Mr. Finkle served as President and Chief Executive Officer of Southwest Business Systems, a private integrator of software and hardware operating solutions for the hospitality industry. From September 2001 to July 2003, he served as Group Vice President of R&D for BIC Corporation, a consumer packaged goods company. From May 1998 to September 2001, Mr. Finkle was Director of Product Development and Engineering at Avery Dennison Corporation, a manufacturer of pressure sensitive materials and consumer packaged goods. From 1990 to 1998 Mr. Finkle was employed by Toro Corporation, where he held various positions including Materials and Logistics Manager and Total Quality Manager. Mr. Finkle received a BS degree in Business and a MS degree in Systems and Industrial Engineering from the University of Arizona.

Item 11. Executive Compensation
Summary of Executive Compensation
     The following table sets forth certain summary information concerning the compensation paid to the Company’s Chief Executive Officer and the Company’s three other executive officers for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 (collectively, the “Named Executive Officers”).
Summary Compensation Table

				Long Term Compensation (4)
		Annual		Securities	Restricted
		Compensation(2)		Underlying	Stock		All Other
		Salary	Bonus	Options	Awards		Compensation(7)
Name and Principal Position	Year	($)	($)	(#)(3)	($)		($)
Steven G. Murdock(1)	2006	450,000	0	0	165,000	(5)	—
Chief Executive Officer and	2005	450,000	0	100,000			—
President and Secretary	2004	443,300	325,300	75,000			—
Mark D. Peterson	2006	290,800	0	0	82,500	(6)	8,630
Senior Vice President,	2005	281,600	0	50,000			8,860
General Counsel and Secretary	2004	258,600	194,800	40,000			16,900
Robert L. Davis	2006	268,300	0	0	82,500	(6)	8,630
Senior Vice President —	2005	259,100	0	50,000			8,860
Sales	2004	237,900	181,600	40,000			16,900
Brent W. Christensen	2006	232,800	0	0	82,500	(6)	8,630
Senior Vice President — Finance	2005	225,600	0	50,000			8,860
and Chief Financial Officer	2004	206,900	155,800	40,000			16,900

(1)	Mr. Murdock resigned as Chief Executive Officer as of May 8, 2006. He will remain a member of the Board and a consultant for the Company. Mr. Steven L. Muellner was appointed as Chief Executive Officer and President on May 8, 2006.

(2)	The aggregate amount of perquisites and other personal benefits, securities or property paid to each of the Named Executive Officers during the three fiscal years presented in the table did not exceed the lesser of 10% of such officer’s total annual salary and bonus for each such fiscal year or $50,000. Therefore, no “Other Annual Compensation” column has been included in this table.

(3)	All stock options granted to the Named Executive Officers were non-qualified options granted under the Company’s 1997 Stock Incentive Plan, as amended (the “Plan”).

(4)	The following table reflects the aggregated restricted stock holdings for each of the Named Executive Officers as of the end of the 2006 fiscal year and the value of such restricted stock based on the market value of the stock on February 28, 2006 (the last day of trading for the 2006 fiscal year):

	Number of Shares	Value of
	of Unvested	Unvested
	Restricted Stock	Restricted Stock
	at February 28,	at February 28,
	2006	2006 ($)
Steven G. Murdock	60,000	$171,000
Mark D. Peterson	30,000	85,500
Robert L. Davis	30,000	85,500
Brent W. Christensen	30,000	85,500
(5)	Represents the grant to Mr. Murdock of 60,000 restricted shares of common stock. The value set forth above is based on the closing price on the date of grant, May 24, 2005, which was $2.75 per share. The grant included the right to receive dividends on the restricted shares. Upon Mr. Murdock’s resignation on May 8, 2006, 20,000 of such shares were deemed fully vested and the remaining 40,000 unvested shares were forfeited.

(6)	Represents the grant to each Named Executive Officer of 30,000 restricted shares of common stock. The shares are scheduled to vest in annual installments over a three-year term and are also subject to performance-based vesting requirements. The value set forth above is based on the closing price of the common stock on the date of grant, May 24, 2005, which was $2.75 per share. As of November 1, 2006, 10,000 shares subject to each of these grants had vested. The value of the remaining 20,000 unvested shares for each Named Executive Officer was $38,400 based on the $1.92 closing price of the common stock on that date. The grants include the right to receive dividends on the restricted shares.

(7)	Amounts represent the aggregate value of shares of the Company’s Common Stock (based upon the share price as of the end of each respective fiscal year) allocated to each Named Executive Officer’s account under the Company’s Employee Stock Ownership Plan (“ESOP”) pursuant to (i) the Company’s matching contribution under the ESOP for amounts deferred under the Company’s 401(k) Plan and (ii) the Company’s contribution under the ESOP.
Summary of Option Grants
     No stock options were granted to any of the Named Executive Officers during the 2006 fiscal year.
Summary of Options Exercised
     The following table provides certain summary information concerning the exercise of stock options by the Named Executive Officers during the 2006 fiscal year together with the fiscal year-end value of unexercised options.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised in
	Shares		Underlying Unexercised	The Money Options at
	Acquired on	Value	Options at Fiscal Year End	Fiscal Year-End(1)
	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
	#	$	#	$
Steven G. Murdock	0	0	696,388/48,612	43,200/0
Mark D. Peterson	0	0	295,554/24,446	32,400/0
Robert L. Davis	0	0	164,223/24,446	10,080/0
Brent W. Christensen	0	0	290,554/24446	32,400/0

(1)	These amounts represent the difference between the market value of the securities underlying the options on February 28, 2006 (the last day of trading for the 2006 fiscal year) and the exercise price of “in-the-money” options.
Directors’ Fees
     Directors who also are employees of the Company are reimbursed for expenses incurred in attending meetings of the Board but do not otherwise receive compensation for serving as directors of the Company. Each director who is not an employee of the Company is entitled to receive (i) an annual fee of $30,000 for his services as a director, (ii) where applicable, an annual $1,500 committee chair fee, and (iii) reimbursement for his expenses incurred in attending all Board and Committee meetings. Additionally, the Company’s 1997 Stock Incentive Plan provides for the automatic granting of stock options to non-employee directors. Each time a new non-employee director is elected, an option to purchase 5,000 shares of Common Stock is automatically granted to such non-employee director at the then fair market value of the Common Stock. In addition, non-employee directors receive an additional grant of 5,000 options on the date of each Annual Meeting after which the director will continue in office, provided that a new non-employee director will only receive one automatic grant during the year in which such director is elected. All options granted to non-employee directors are non-qualified stock options and vest ratably over the three-year period following the date of the grant. The option exercise price is the fair market value of the Common Stock as of the date of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     For the fiscal year ended February 28, 2006, the Company’s Compensation Committee consisted of Messrs. Michael P. Hoopis (Chairman) and Harry L. Casari. As of March 22, 2006, Mr. Frederick H. Schneider, Jr. joined the Company’s Compensation Committee. None of Messrs. Hoopis, Casari or Schneider is, nor has any of them ever been, an officer or employee of the Company or any of its subsidiaries or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions, and there are no compensation committee interlocks between the Company and other entities involving the Company’s executive officers or directors.

EMPLOYMENT AGREEMENTS
Employment Agreements
     The Company has employment arrangements and agreements, which are amended from time to time, with each of the Named Executive Officers. The material terms of those employment arrangements and agreements are as follows: On April 28, 2006, the Company entered into the Employment Arrangement with Mr. Muellner pursuant to which Mr. Muellner serves as the Company’s President and Chief Executive Officer. Under the terms of the Employment Arrangement, Mr. Muellner receives a base salary of $350,000 and is also eligible for a bonus in addition to his base salary. The terms and conditions of this bonus are described in the Compensation Committee Report. Mr. Muellner is also eligible to participate in Meade’s Employee Stock Ownership Plan (“ESOP”). Mr. Muellner is eligible to participate in Meade’s 401(k), group medical, dental, life insurance, vision and long-term disability plans, subject to the terms and conditions of such plans. Mr. Muellner is also entitled to three weeks paid vacation each twelve-month period with a maximum accrued vacation not to exceed six weeks. Mr. Muellner is employed by the Company at will and his employment relationship may be terminated by either Mr. Muellner or the Company at will at any time, with or without notice, and with or without cause; provided, however, that in the event his employment is terminated without cause, he will be entitled to receive a lump-sum payment equal to 50% of his annualized base salary, which will increase to a lump-sum payment equal to 100% of his annualized base salary in the event he is terminated without cause after one year of service for the Company. In the event of a change in the control of the Company, if Mr. Muellner’s employment is subsequently terminated in connection with such change in control, he will be eligible to receive a lump-sum payment equal to that set forth above, pursuant to such terms. In addition to the Employment Arrangement of Mr. Muellner, each of the other Named Executive Officers have employment agreements (the “Employment Agreements”) with the following terms: the Employment Agreements provide for the payment of an annual base salary of $291,000 for Mr. Peterson, $268,500 for Mr. Davis and $233,000 for Mr. Christensen (collectively the “FY2006 Executive Officers”). The amount of these base salaries will be reviewed annually by the Compensation Committee. The FY2006 Executive Officers are also entitled to participate in and be covered by all bonus, incentive and other employee health, insurance, 401(k) and other plans and benefits currently established for the employees of the Company. Each of the FY2006 Executive Officers is also entitled to participate in the Company’s ESOP. In addition, the Employment Agreements provide the FY2006 Executive Officers with vacation benefits of three weeks per year and reimbursement of all business expenses. If the Company terminates a FY2006 Executive Officer’s employment without cause, or if a FY2006 Executive Officer terminates his employment under certain circumstances set forth in the Employment Agreement, then the FY2006 Executive Officer shall be entitled to a lump sum payment equal to one year’s aggregate salary and benefits. If the FY2006 Executive Officer is terminated for a disability, then such FY2006 Executive Officer is entitled to receive 100% of his base salary (less any amount paid to such individual pursuant to any disability insurance or benefit plan provided by the Company) for up to 24 months. In the event of a change-in-control of the Company (as defined in the Employment Agreements), each FY2006 Executive Officer would be entitled to the greater of (i) 2.99 times the FY2006 Executive Officer’s highest aggregate annual amount of compensation (including base salary, bonus and additional benefits) during the preceding three fiscal years or (ii) 2.99 times the FY2006 Executive Officer’s base salary and additional benefits, including the full targeted amount of any bonus or incentive agreement for the year in which the FY2006 Executive Officer’s resignation or discharge occurs, subject to certain voluntary reductions based on the maximum amount allowable without penalty under Section 280G of the Code. In addition, a FY2006 Executive Officer may not compete with the Company or solicit its customers or employees, during the term of the Employment Agreement or for one year after termination of employment.
     Severance Agreements
     On January 20, 2006, the Company announced that Steven G. Murdock was resigning as President, Chief Executive Officer and Secretary upon the naming of his successor. Mr. Murdock’s resignation became effective on May 8, 2006 upon Steven L. Muellner’s becoming President and Chief Executive Officer of the Company.
     In connection with Mr. Murdock’s resignation, the Company and Mr. Murdock entered into an Executive Severance Agreement pursuant to which, among other matters, the Company agreed to pay Mr. Murdock severance in the amount of $450,000, payable in installments over a one-year period, and to pay Mr. Murdock’s COBRA premiums or otherwise provide continued medical coverage for the three-year period following the resignation date. In addition, the parties agreed that all of Mr. Murdock’s outstanding stock options would terminate as of the resignation date, that 20,000 shares of common stock subject to a restricted stock award granted to Mr. Murdock that were scheduled to vest on May 24, 2006 would be deemed vested as of the date of Mr. Murdock’s resignation and that the remaining 40,000 shares subject to the award would terminate as of that date. Mr. Murdock also agreed to act as a consultant to the Company through May 7, 2008. In exchange for such consulting services, the Company agreed to pay Mr. Murdock $140,000 for the first twelve months following May 8, 2006, and $20,000 for the second twelve months thereafter.
     In addition to the Executive Severance Agreement referred to above, the Company and Mr. Murdock entered into a Registration Rights Agreement, pursuant to which the Company has agreed to register for resale by Mr. Murdock, all of the shares of the Company’s common stock owned by Mr. Murdock. In addition, the Company has agreed, subject to certain limits set forth in the Registration Rights Agreement, to pay for the expenses related to the registration of such shares.
Change in Control Arrangements
     A change in control of the Company triggers accelerated vesting of outstanding awards granted under the 1997 Stock Incentive Plan in certain circumstances and certain payments as set forth above under “Employment Agreements.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of November 1, 2006, for (i) each person who beneficially owned more than 5% of the Common Stock, (ii) each of the directors and Named Executive Officers (as defined in the “Summary of Executive Compensation” section below) and (iii) all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes voting and investment power with respect to the shares shown.
Security Ownership Table

	Amount and
	Nature of	Percent
	Beneficial	of
Name and Address	Ownership	Class
Hummingbird Management, LLC(1)	2,813,288	13.94%
Dimensional Fund Advisors Inc.(2)	1,744,081	8.64%
Wellington Management Company, LLP(3)	1,013,500	5.02%
Steven L. Muellner(4)	0	*
Harry L. Casari(4)(5)	65,799	*
Steven G. Murdock(4)(6)	1,381,000	6.84%
Timothy C. McQuay(4)(7)	62,999	*
Michael P. Hoopis(4)(8)	32,999	*
Vernon L. Fotheringham(4)(9)	19,999	*
Frederick H. Schneider, Jr. (4)(10)	4,999	*
Paul D. Sonkin (4)(11)	2,897,054	14.35%
James M. Chadwick (4)(12)	567,213	2.81%
Mark D. Peterson(4)(13)	366,244	1.79%
Robert L. Davis(4)(14)	234,033	1.15%
Brent W. Christensen(4)(15)	373,224	1.82%
Meade Instruments Corp. Employee Stock Ownership Plan(4)(16)	1,391,713	6.90%
All current directors and executive officers as a group (12 persons)(17)	6,005,563	28.37%

*	Less than 1%

(1)	According to a Schedule 13D, dated as of June 14, 2006, filed with the Securities and Exchange Commission, Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC), a Delaware limited liability company (“Hummingbird”), has sole voting power as to 2,813,288 of such shares, sole dispositive power as to 2,813,288 of such shares, shared voting power as to none of such shares and shared dispositive power as to none of such shares. Hummingbird, as investment manager, and Hummingbird Capital LLC, as general partner, may be deemed to have sole voting and investment authority over 775,581 shares of Common Stock owned by The Hummingbird Value Fund, L.P., 818,478 shares of Common Stock owned by The Hummingbird Microcap Value Fund, L.P., and 1,219,229 shares of Common Stock owned by The Hummingbird Concentrated Fund, L.P. Paul D. Sonkin, managing member and control person of Hummingbird (“Sonkin”), has sole voting and dispositive power as to an additional 40,666 shares of Common Stock and shared dispositive power as to an additional 43,100 shares which if included with the 2,813,288 shares listed above would result in a total of 2,897,054 shares or 14.35% of the total outstanding Common Stock. See footnote 11 below. The mailing address of Hummingbird is 460 Park Avenue, 12th Floor, New York, NY 10022.

(2)	According to a Schedule 13G, dated as of February 1, 2006, filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc., a Delaware corporation (“Dimensional”), has sole voting power as to 1,744,081 of such shares, sole dispositive power as to 1,744,081 of such shares, shared voting power as to none of such shares and shared dispositive power as to none of such shares. Dimensional is an Investment Advisor under Section 13d-1(b)(1)(ii)(E) of the Exchange Act. The mailing address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(3)	According to a Schedule 13G, dated as of February 14, 2006, filed with the Securities and Exchange Commission, Wellington Management Company, LLP, a Massachusetts limited liability partnership (“Wellington”), has sole voting power as to none of such shares, sole dispositive power as to none of such shares, shared voting power as to 363,500 of such shares and shared dispositive power as to 1,013,500 of such shares. Wellington is an Investment Advisor as defined in Section 13d-1(b)(1)(ii)(E) of the Exchange Act. The mailing address of Wellington is 75 State Street, Boston, MA 02109.

(4)	The address for all directors and executive officers of the Company and the Company’s Employee Stock Ownership Plan (“ESOP”) Committee is c/o Meade Instruments Corp., 6001 Oak Canyon, Irvine, CA 92618.

(5)	Includes 62,999 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007.

(6)	Includes 1,361,000 shares held by Steven G. Murdock, as Trustee of the Steven G. Murdock Trust u/a/d August16, 2001.

(7)	Includes 62,999 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007.

(8)	Includes 32,999 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007.

(9)	Includes 19,999 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007.

(10)	Includes 4,999 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007.

(11)	Includes 2,813,288 shares held by Mr. Sonkin, as managing member and control person of Hummingbird. Also includes 40,666 shares of Common Stock held in Mr. Sonkin’s and his wife Ms. Sonkin’s IRA Accounts and 43,100 shares of Common Stock held in IRA Accounts of various other parties for which Mr. Sonkin has dispositive power but disclaims beneficial ownership. See footnote 1 above.

(12)	Includes 567,213 shares held by Mr. Chadwick, as co-managing member of Chadwick Capital Management LLC, a Delaware limited liability company and the general partner of Monarch Activist Partners LP, a Delaware limited partnership.

(13)	Includes 311,666 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007 and 20,000 shares subject to a restricted stock award, dated May 24, 2005, which includes a three-year term time-based as well as a performance-based restriction schedule. Also includes 5,202 shares held by Mr. Peterson in an IRA account and 19,376 shares allocated to Mr. Peterson’s ESOP account as an ESOP participant. Mr. Peterson’s ESOP shares are fully vested. Excludes 1,391,713 shares held by the ESOP as of June 30, 2006. Mr. Peterson is a member of the ESOP Committee and, other than as a participant, disclaims beneficial ownership of any of the shares owned by the ESOP. If the 1,391,713 shares owned by the ESOP were included, Mr. Peterson would be deemed to beneficially own 1,757,857 shares, or 8.58%. See footnotes 16 and 17 below.

(14)	Includes 180,335 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007 and 20,000 shares subject to a restricted stock award, dated May 24, 2005, which includes a three-year term time-based as well as a performance-based restriction schedule. Also includes 10,475 shares held by Mr. Davis in an IRA account and 13,223 shares allocated to Mr. Davis’ ESOP account as an ESOP participant. Mr. Davis’ ESOP shares are fully vested. Excludes 1,391,713 shares held by the ESOP as of June 30, 2006. Mr. Davis is a member of the ESOP Committee and, other than as a participant, disclaims beneficial ownership of any of the shares owned by the ESOP. If the 1,391,713 shares owned by the ESOP were included, Mr. Davis would be deemed to beneficially own 1,625,746 shares, or 7.98%. See footnotes 16 and 17 below.

(15)	Includes 306,666 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007 and 20,000 shares subject to a restricted stock award, dated May 24, 2005, which includes a three-year term time-based as well as a performance-based restriction schedule. Also includes 5,202 shares held by Mr. Christensen in an IRA account and 31,356 shares allocated to Mr. Christensen’s ESOP account as an ESOP participant. Mr. Christensen’s ESOP shares are fully vested. Excludes 1,391,713 shares held by the ESOP as of June 30, 2006. Mr. Christensen is a member of the ESOP Committee and, other than as a participant, disclaims beneficial ownership of any of the shares owned by the ESOP. If the 1,391,713 shares owned by the ESOP were included, Mr. Christensen would be deemed to beneficially own 1,764,937 shares, or 8.61%. See footnotes 16 and 17 below.

(16)	Includes both allocated and unallocated shares owned by the ESOP. Unallocated shares (as well as allocated shares for which the ESOP has not received voting instructions) are voted by the trustee of the ESOP, Wells Fargo Bank, N.A. (the “Trustee”), as directed by the ESOP Committee. Each participant in the ESOP is entitled to direct the Trustee as to how to vote shares allocated to his or her ESOP account, irrespective of whether the participant’s shares are vested. Any allocated shares of Common Stock for which participants do not provide voting instructions are voted by the Trustee in the manner directed by the ESOP Committee. The ESOP Committee is comprised of Mark D. Peterson, the Company’s Senior Vice President, General Counsel and Secretary, Robert L. Davis, the Company’s Senior Vice President — Sales, and Brent W. Christensen, the Company’s Senior Vice President — Finance and Chief Financial Officer. Each of the members of the ESOP Committee, other than as a participant, disclaims beneficial ownership of any of the shares owned by the ESOP. The Trustee’s address is 4365 Executive Drive, Suite 1700, San Diego, CA 92121-2130.

(17)	Includes 982,662 shares subject to options that are currently exercisable or will become exercisable on or before December 31, 2007 and 60,000 shares subject to restricted stock awards, dated May 24, 2005, which includes a three-year term time-based as well as a performance-based restriction schedule. Also includes 5,202,

10,475 and 5,202 shares held by each of Messrs. Peterson, Davis and Christensen, respectively, in an IRA account. Also includes 19,376, 13,223 and 31,356 shares allocated to Messrs. Peterson’s, Davis’ and Christensen’s ESOP accounts, respectively, as ESOP participants. Messrs. Peterson’s, Davis’ and Christensen’s ESOP shares are fully vested. Excludes 1,391,713 shares held by the ESOP as of June 30, 2006. Messrs. Peterson, Davis and Christensen are members of the ESOP Committee and, other than as a participant, each disclaims beneficial ownership of any of the shares owned by the ESOP. If the 1,391,713 shares owned by the ESOP were included, all directors and officers as a group would be deemed to beneficially own 7,397,276 shares, or 34.94%. See footnotes 5 through 16 above.
Equity Compensation Plan Information
     The following table provides information as of February 28, 2006 with respect to shares of Meade common stock that may be issued under the Company’s various equity compensation plans.

	A	B	C
Number of
Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued upon		(Excluding
	Exercise of	Weighted Average	Securities
	Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	A)
Equity compensation plans approved by Shareholders	3,844,000	$4.18	644,000
Equity compensation plans not approved by shareholders	310,000	25.87	0

Total	4,154,000	$5.80	644,000

Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accountant Fees and Services
Relationship With Independent Accountants
     Effective February 24, 2006, the Company dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm. The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company for the past two fiscal years ending February 29, 2004 and February 28, 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     The decision to change the Company’s independent registered public accounting firm was made by the Audit Committee of the Board. In connection with the audits of the Company’s financial statements for each of the two fiscal years ending February 29, 2004 and February 28, 2005, and in the subsequent interim period from March 1, 2005 through and including February 24, 2006, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their reports on the financial statements for such years.
     During the two fiscal years ending February 29, 2004 and February 28, 2005, and in the subsequent interim period from March 1, 2005 through and including February 24, 2006, there were no “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

     Subsequent to the dismissal of PricewaterhouseCoopers LLP, on February 24, 2006, the Company engaged the accounting firm of Moss Adams LLP as its new independent registered public accounting firm. The Company has not consulted with Moss Adams LLP during the last two fiscal years ending February 29, 2004 and February 28, 2005, or during the subsequent interim period from March 1, 2005 through and including February 24, 2006, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.
     A letter from PricewaterhouseCoopers LLP to the SEC dated March 2, 2006 was attached as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the SEC on March 2, 2006.
     The Audit Committee has appointed Moss Adams LLP to continue as the Company’s independent registered public accounting firm for fiscal 2007.
Fees Paid to Independent Auditors
     The Company was billed an aggregate of $380,000 and $168,000 by PricewaterhouseCoopers LLP for professional services for the fiscal year ended February 28, 2005 and for the interim period from March 1, 2005 through February 24, 2006, respectively. The Company was billed an aggregate of $390,000 by Moss Adams LLP for professional services for the interim period from February 25, 2006 through February 28, 2006 (includes fees related to the audit of the Company’s financial statement as of and for the year ended February 28, 2006). The table below sets forth the components of these aggregate amounts.

Type of Fee	2/28/06		2/28/05
	($)		($)
	PWC	MA
Audit Fees — professional services rendered for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Form 10-Qs	66,000	262,000	211,000
Audit-Related Fees — services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including reviews of registration statements filed with the SEC	—	86,000	20,000
Tax Fees — professional services rendered for tax compliance, tax consulting and tax	82,000	42,000	136,000
All Other Fees	20,000	—	13,000
Audit Committee Pre-Approval Policies and Procedures. The Charter for the Audit Committee establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by the Company’s independent auditors. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual basis. The pre-approval of non-auditing services can be delegated by the Audit Committee to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits the Company from retaining its independent auditors to perform specified non-audit functions, including bookkeeping; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; and internal audit outsourcing services. The Audit Committee pre-approved all of the non-audit services provided by the Company’s independent auditors in fiscal year 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

Page
Number
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at February 28, 2006 and 2005	F-3
Consolidated Statements of Operations for each of the three years in the period ended February 28, 2006	F-4
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended February 28, 2006	F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended February 28, 2006	F-6
Notes to Consolidated Financial Statements	F-7
2. Financial Statement Schedule:
For each of the three years in the period ended February 28, 2006 — II — Valuation and Qualifying Accounts.
3. Exhibits included or incorporated herein: See Exhibit Index

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Meade Instruments Corp.
We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. and subsidiaries as of February 28 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 28, 2006 and the consolidated results of its operations and its cash flows for the year ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ MOSS ADAMS LLP
Irvine, CA
November 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meade Instruments Corp.
     In our opinion, the consolidated balance sheet as of February 28, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2005 listed in the index appearing under Item 15(a)(1) on page 52, present fairly, in all material respects, the financial position of Meade Instruments Corp. and its subsidiaries at February 28, 2005, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page 52, presents fairly, in all material respects, the information set forth therein as of and for the year ended February 28, 2005 and February 29, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Orange County, California
May 27, 2005 except for the restatement discussed in Note 3 to the consolidated financial statements as to which the date is November 27, 2006.
See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2006	2005
		as restated (1)
ASSETS
Current assets:
Cash	$7,589,000	$3,929,000
Accounts receivable, less allowance for doubtful accounts of $483,000 in 2006 and $687,000 in 2005	16,822,000	17,549,000
Inventories, net	34,359,000	47,149,000
Deferred income taxes	—	6,738,000
Prepaid expenses and other current assets	395,000	771,000

Total current assets	59,165,000	76,136,000
Goodwill	2,115,000	4,331,000
Acquisition-related intangible assets, net	5,018,000	3,375,000
Property and equipment, net	5,371,000	4,343,000
Deferred income taxes	—	1,601,000
Other assets, net	571,000	235,000

	$72,240,000	$90,021,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$4,229,000	$9,827,000
Accounts payable	5,899,000	3,954,000
Accrued liabilities	5,773,000	4,775,000
Income taxes payable	133,000	3,225,000
Current portion of long-term debt and capital lease obligations	1,306,000	776,000

Total current liabilities	17,340,000	22,557,000

Long-term debt and capital lease obligations	1,410,000	1,241,000
Deferred income taxes	1,540,000	—
Deferred rent	222,000	349,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,004,000 and 20,002,000 shares issued and outstanding at February 28, 2006 and 2005, respectively	200,000	200,000
Additional paid-in capital	44,890,000	44,323,000
Retained earnings	8,086,000	22,066,000
Deferred compensation	(507,000)	(8,000)
Accumulated other comprehensive income	682,000	1,374,000

	53,351,000	67,955,000
Unearned ESOP shares	(1,623,000)	(2,081,000)

Total stockholders’ equity	51,728,000	65,874,000

	$72,240,000	$90,021,000

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28/29
	2006	2005	2004
		as restated (1)	as restated (1)
Net sales	$119,835,000	$111,799,000	$138,281,000
Cost of sales	90,333,000	83,608,000	99,499,000

Gross profit	29,502,000	28,191,000	38,782,000
Selling expenses	18,286,000	16,063,000	18,223,000
General and administrative expenses	13,082,000	10,251,000	13,117,000
ESOP contribution expense	343,000	419,000	859,000
Research and development expenses	1,464,000	2,032,000	2,133,000

Operating (loss) income	(3,673,000)	(574,000)	4,450,000
Interest expense	1,203,000	888,000	1,046,000

(Loss) income before income taxes	(4,876,000)	(1,462,000)	3,404,000
(Benefit) provision for income taxes	9,104,000	(531,000)	1,651,000

Net (loss) income	$(13,980,000)	$(931,000)	$1,753,000

Net (loss) income per share — basic and diluted	$(0.72)	$(0.05)	$0.09

Weighted average common shares outstanding — basic	19,419,000	19,288,000	18,983,000

Weighted average common shares outstanding — diluted	19,419,000	19,288,000	19,174,000

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Deferred	Retained	Unearned
	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	ESOP Shares	Total
Balance at February 28, 2003 – as previously reported	19,806,000	$198,000	$39,979,000	$96,000	$—	$23,439,000	$(3,457,000)	$60,255,000
Adjustments to opening stockholders’ equity	—	—	4,130,000	—	(1,081,000)	(2,195,000)	—	854,000
Balance at February 28, 2003 – as restated (1)	19,806,000	198,000	44,109,000	96,000	(1,081,000)	21,244,000	(3,457,000)	61,109,000
Release of ESOP shares	—	—	(58,000)	—	—	—	917,000	859,000
Exercise of stock options	183,000	2,000	424,000	—	—	—	—	426,000
Tax benefit of stock options exercised and forfeited	—	—	(2,000)	—	—	—	—	(2,000)
Amortization of stock-based compensation	—	—	—	—	815,000	—	—	815,000
Reversal of deferred compensation for option forfeitures and cancellations	—	—	(149,000)	—	149,000	—	—	—
Comprehensive income (loss):
Currency translation adjustment	—	—	—	851,000	—	—	—	851,000
Interest rate swap valuation	—	—	—	32,000	—	—	—	32,000
Unrealized loss in marketable securities, net of tax	—	—	—	(97,000)	—	—	—	(97,000)
Net income	—	—	—	—	—	1,753,000	—	1,753,000

Total comprehensive income	—	—	—	—	—	—	—	2,539,000

Balance at February 29, 2004 – as restated (1)	19,989,000	200,000	44,324,000	882,000	(117,000)	22,997,000	(2,540,000)	65,746,000
Release of ESOP shares	—	—	(40,000)	—	—	—	459,000	419,000
Exercise of stock options	13,000	—	32,000	—	—	—	—	32,000
Tax benefit of stock options exercised and forfeited	—	—	2,000	—	—	—	—	2,000
Amortization of stock-based compensation	—	—	—	—	114,000	—	—	114,000
Reversal of deferred compensation for option forfeitures and cancellations	—	—	5,000	—	(5,000)	—	—	—
Comprehensive income (loss):
Currency translation adjustment	—	—	—	378,000	—	—	—	378,000
Interest rate swap valuation	—	—	—	17,000	—	—	—	17,000
Reclassification of realized loss on sale of marketable securities, net of tax	—	—	—	97,000	—	—	—	97,000
Net loss	—	—	—	—	—	(931,000)	—	(931,000)

Total comprehensive (loss)	—	—	—	—	—	—	—	(439,000)

Balance at February 28, 2005 – as restated (1)	20,002,000	200,000	44,323,000	1,374,000	(8,000)	22,066,000	(2,081,000)	65,874,000
Release of ESOP shares	—	—	(115,000)	—	—	—	458,000	343,000
Exercise of stock options	2,000	—	4,000	—	—	—	—	4,000
Tax benefit of stock options exercised and forfeited	—	—	(1,000)	—	—	—	—	(1,000)
Amortization of stock-based compensation	—	—	—	—	3,000	—	—	3,000
Reversal of deferred compensation for option forfeitures and cancellations	—	—	(2,000)	—	2,000	—	—	—
Issuance of restricted stock	—	—	681,000	—	(681,000)	—	—	—
Amortization of restricted stock	—	—	—	—	177,000	—	—	177,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	(692,000)	—	—	—	(692,000)
Net loss	—	—	—	—	—	(13,980,000)	—	(13,980,000)

Total comprehensive (loss)	—	—	—	—	—	—	—	(14,672,000)

Balance at February 28, 2006	20,004,000	$200,000	$44,890,000	$682,000	$(507,000)	$8,086,000	$(1,623,000)	$51,728,000

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28/29,
	2006	2005	2004
		as restated (1)	as restated (1)
Cash flows from operating activities:
Net (loss) income	$(13,980,000)	$(931,000)	$1,753,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,385,000	2,014,000	2,427,000
ESOP contribution	343,000	419,000	859,000
Allowance for doubtful accounts	310,000	203,000	1,210,000
Deferred income taxes	9,826,000	(439,000)	(1,773,000)
Stock-based compensation	3,000	114,000	815,000
Deferred rent amortization	(127,000)	(40,000)	(38,000)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	225,000	4,869,000	(1,095,000)
Inventories	12,030,000	(6,658,000)	828,000
Prepaid expenses and other current assets	352,000	(289,000)	458,000
Other assets	(393,000)	321,000	290,000
Accounts payable	2,123,000	(1,823,000)	(277,000)
Accrued liabilities	1,132,000	(2,565,000)	637,000
Income taxes payable	(2,716,000)	114,000	3,039,000

Net cash provided by (used in) operating activities	11,513,000	(4,691,000)	9,133,000

Cash flows from investing activities:
Capital expenditures	(2,815,000)	(898,000)	(626,000)
Acquisitions, net of cash acquired	—	(2,474,000)	—

Net cash used in investing activities	(2,815,000)	(3,372,000)	(626,000)

Cash flows from financing activities:
Payments on long-term debt	(824,000)	(583,000)	(667,000)
Borrowing on a long-term bank note	1,675,000	—	—
Net (payments) borrowings under bank lines of credit	(5,598,000)	4,768,000	(4,032,000)
Exercise of stock options, with tax benefit	4,000	37,000	426,000
Payments under capital lease obligations	(17,000)	(27,000)	(25,000)

Net cash (used in) provided by financing activities	(4,760,000)	4,195,000	(4,298,000)

Effect of exchange rate changes on cash	(278,000)	(9,000)	1,152,000

Net (decrease) increase in cash	3,660,000	(3,877,000)	5,361,000
Cash at beginning of year	3,929,000	7,806,000	2,445,000

Cash at end of year	$7,589,000	$3,929,000	$7,806,000

Supplemental disclosures of cash flow information:
Interest paid	$1,203,000	$888,000	$1,046,000
Issuance of restricted stock	681,000	—	—
Purchase of equipment under capital lease	21,000	—	—
Income taxes	2,295,000	(245,000)	$—

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
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
2. Summary of Significant Accounting Policies
Basis of presentation and consolidation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and all of its subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.
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
Foreign currency
     The assets and liabilities of the Company’s foreign operations are translated at end of period exchange rates for the Euro. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity as a component of accumulated other comprehensive income. The effects of foreign currency transactions denominated in a currency other than its foreign entities’ functional currency are included in general and administrative expenses. There were no net foreign currency exchange gains or losses included in general and administrative expenses for the year ended February 28, 2006. Foreign currency exchange gains included in general and administrative expenses were approximately $200,000 in each of the years ended February 28, 2005 and February 29, 2004, respectively.
Allowance for doubtful accounts
     Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Property and equipment
     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements, including leasehold improvements, are depreciated over seven to twenty-five years or through the end of the related lease term, whichever is shorter. All other property and equipment, except property held under capital leases, is depreciated over three to seven years. Properties held under capital leases are recorded at the present value of the noncancellable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets.
Goodwill and acquisition-related intangible assets
     The Company accounts for goodwill and acquisition related intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS No. 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.
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
     The Company’s reporting units for purposes of applying the provisions of SFAS 142 are Meade Europe, Simmons and Coronado. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows. As of February 28, 2006, the Company does not believe any impairment of goodwill has occurred.
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
     At February 28, 2006 and 2005, respectively, goodwill and acquisition-related intangible assets included the following:

		February 28/29,
		2006		2005
	Amortization Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Goodwill	none	$2,115,000	$—	$4,331,000	$—
Acquisition-related intangible assets:
Brand names	none	$2,041,000	—	$2,041,000	—
Customer relationships	10	1,390,000	(417,000)	1,390,000	$(278,000)
Trademarks	7-15	1,938,000	(1,451,000)	1,398,000	(1,176,000)

Completed technologies	12	1,620,000	(103,000)	—	—
Other	1	56,000	(56,000)	—	—

Total acquisition-related intangible assets		7,045,000	(2,027,000)	4,829,000	(1,454,000)

Total goodwill and acquisition-related intangible assets		$9,160,000	$(2,027,000)	$9,160,000	$(1,454,000)

     Purchase price in excess of the estimated fair value of the tangible assets acquired in the Company’s December 2004 acquisition of Coronado Technology Group, LLC was initially recorded as goodwill. During the quarter ended August 31, 2005, the Company completed its evaluation of the fair value of the acquisition-related intangible assets associated with its purchase of Coronado. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was allocated as follows:

	Amortization
Acquisition-related	period	Gross carrying
intangible asset	(in years)	amount
Completed technologies	12	$1,620,000
Trademarks	9	540,000
Other	1	56,000
Goodwill	none	567,000

Total		$2,783,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 28, 2006 and 2005, respectively, are as follows:

	Non-amortizing	Amortizing
	intangible assets	intangible assets
Balance, net, February 29, 2004	$3,589,000	$1,701,000
New assets acquired	2,783,000	—
Amortization	—	(367,000)

Balance, net, February 28, 2005	6,372,000	1,334,000
Completion of fair value evaluation of Coronado intangible assets	(2,216,000)	2,216,000
Amortization	—	(573,000)

Balance, net, February 28, 2006	$4,156,000	$2,977,000

     Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2007	$336,000
2008	336,000
2009	336,000
2010	336,000
2011	336,000
Thereafter	1,297,000

Total	$2,977,000

Income taxes
     The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s tax reporting period ends the last day of February.
     The Company regularly reviews its deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods.
Shipping and handling costs
     The Company records shipping and handling costs in selling expenses. For the years ended February 28, 2006 and 2005, and February 29, 2004, the Company incurred shipping and handling costs of $6,055,000, $4,861,000, and $5,476,000, respectively.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising
     The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 28, 2006 and 2005, and February 29, 2004, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $4,598,000, $4,090,000 and $5,465,000, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.
Research and development
     Expenditures for research and development costs are charged to expense as incurred.
Earnings (loss) per share
     Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Excluded from diluted weighted average shares of common stock for fiscal 2006 and 2005 were potential shares of common stock of 59,000 and 159,000, respectively, as the Company incurred a loss and the effect would be anti-dilutive. For fiscal years ended 2006, 2005 and 2004, options to purchase 3,388,000, 2,271,000, and 1,889,000 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.
     The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the fiscal years ended February 28, 2006 and 2005 and February 29, 2004.

	Year Ended February 28/29 ,
	2006	2005	2004
		as restated (1)	as restated (1)
Net (loss) income	$(13,980,000)	$(931,000)	$1,753,000

Shares outstanding — basic	19,419,000	19,288,000	18,983,000
Effect of dilutive securities: Stock options	—	—	191,000

Shares outstanding — diluted	19,419,000	19,288,000	19,174,000

Net (loss) income — basic and diluted	$(0.72)	$(0.05)	$0.09

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Comprehensive income (loss)
     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at February 28, 2006 and 2005, includes only foreign currency translation adjustments.
Concentration of credit risk
     Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. Based upon the Company’s assessment of the recoverability of the receivables from its customers and in the opinion of management, the Company has established adequate reserves related to accounts receivable.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Accumulated Other Comprehensive Income or loss will be recognized immediately in earnings. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.
Use of estimates in the preparation of consolidated financial statements
     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, allowances for doubtful accounts, excess and obsolete inventory, income taxes, asset impairment, anticipated transactions to be hedged, litigation reserves and contingencies. The Company did not have any interest rate swap agreements of foreign exchange contracts in effect at February 28, 2006.
Product warranties
     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade, Bresser and Coronado branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, follows.

	February 28,
	2006	2005
Beginning balance	$1,173,000	$1,427,000
Warranty accrual	706,000	623,000
Labor and material usage	(794,000)	(898,000)
Effect of change in foreign currency exchange rates	(32,000)	21,000

Ending balance	$1,053,000	$1,173,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation
     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. The Company currently recognizes compensation expense under APB 25 relating to certain stock options with exercise prices below fair market value on the date of grant and restricted stock. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	Year Ended February 28/29,
	2006	2005	2004
		as restated (1)	as restated (1)
Reported net (loss) income	$(13,980,000)	$(931,000)	$1,753,000
Compensation cost, net of taxes under APB 25	21,000	80,000	722,000
Compensation cost, net of taxes under SFAS No. 123	(531,000)	(943,000)	(684,000)

Pro forma net (loss) income	$(14,490,000)	$(1,794,000)	$1,791,000

Reported (loss) earnings per share – basic and diluted	$(0.72)	$(0.05)	$0.09
Pro forma (loss) earnings per share – basic and diluted	$(0.75)	$(0.09)	$0.09

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
     The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is estimated at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended February 28/29,
	2006	2005	2004
		as restated (1)	as restated (1)
Weighted average expected life (years)	6.0	6.0	6.0
Volatility	29.0%	33.1%	69.3%
Risk-free interest rate	3.98%	3.65%	3.01%
Expected dividends	None	None	None
Weighted average fair value of options granted at fair value	$2.28	$1.98	$1.87
Weighted average fair value of options granted at below fair value	$—	$2.12	$2.73

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
Recent accounting pronouncements
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP109-2states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not believe the law will have a material impact on the company’s results of operations or financial position.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective March 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company believes that the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
     In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123R (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not anticipate that the application of this statement will have a material impact on the Company’s financial position or results of operations.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 in fiscal 2008 to have a material impact on its results of operations or financial position.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2008.
3. Restatement of Previously Issued Financial Statements
     On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering. The Special Committee determined that there existed

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
certain flaws in the Company’s option approval and pricing processes, particularly relating to the use of “unanimous written consents” executed by members of the Company’s Board of Directors in connection with otherwise undocumented verbal approvals by the Company’s compensation committee. In addition, it determined that in certain instances management exercised discretion in setting the grant date for options on dates subsequent to obtaining verbal authorization from the Company’s Board of Directors, which was inconsistent with the terms of the Company’s stock option plan. While the Special Committee concluded that incorrect measurement dates were used in several instances, the Special Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the measurement dates that require adjustment, require such adjustment because there is a lack of contemporaneous evidence confirming approval on those original measurement dates which were originally evidenced by unanimous written consents of the Board, and to ensure that the new measurement dates coincide with the date of formal and final Board action to grant the options. The Special Committee’s independent investigation, therefore, identified certain stock options granted during fiscal years 1998 through 2005 that were accounted for in error. The options identified consisted of: (i) options to purchase an aggregate of 720,000, 600,000, 3,000, 859,000 and 20,000 shares of Company common stock granted, in the aggregate, to fifty-eight employees, during the fiscal years ended February 28/29, 1998, 2001, 2002, 2003 and 2005, respectively, where from a review of supporting records, including unanimous written consents of the Company’s Board of Directors (the “Board”) and minutes of Board and committee meetings, as well as other documentation such as SEC filings and other contemporaneous material, the option grants were not ultimately determined and approved with finality until dates subsequent to the original grant date, (ii) options to purchase an aggregate of 815,000 and 555,000 shares of Company common stock granted, in the aggregate, to thirty-six employees, during the fiscal years ended February 28/29, 2000 and 2001, respectively, where from a review of supporting records, including unanimous written consents of the Board and minutes of Board and committee meetings, as well as other documentation such as SEC filings and other contemporaneous material, the option grants were determined and approved with finality on dates prior to the original grant date, and (iii) options to purchase an aggregate of 236,500 shares of Company common stock granted to fourteen new employees covering a period beginning in fiscal 1998 through fiscal 2005, in the which the actual employment date was not used to price the options, which was inconsistent with certain provisions of the Company’s governing stock award plan.
     Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) defines the measurement date for determining compensation cost in stock option, purchase, and award plans as the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any. The Special Committee concluded that incorrect measurement dates were used for various stock option grants during the periods described above.
     APB 25 requires compensation cost be measured as the difference between the quoted market price of the award at the measurement date, less the amount, if any, that the employee is required to pay. The Company has calculated compensation expense for all option awards whose quoted market price at the new measurement date was greater than the exercise price for the award. APB 25 also requires that compensation cost be recognized over the periods in which an employee performs services for the consideration received.
     In accordance with the above guidance and other applicable guidance in APB 25, the Company calculated the amount of compensation expense by multiplying the number of options awarded by the difference between the exercise price on the original grant date and the fair value of the Company’s common stock on the new measurement date. The calculated expense was then amortized over the grantee’s service period which was assumed to be equal to the vesting schedule period. The expense was amortized over the full vesting period beginning on the new measurement date and was adjusted for forfeitures and/or cancellations, if any. The original grant date was disregarded with respect to the period over which the expense was amortized.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As a result of the findings described above, on August 25, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded that the following consolidated financial statements of the Company should be restated to reflect the errors described above: (i) the consolidated balance sheet as of February 28, 2005, (ii) the consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended February 29, 2004 and February 28, 2005 and (iii) the unaudited quarterly financial data for each of the quarters in the fiscal year ended February 28, 2005 as well as the unaudited quarterly financial data for the first three quarters in the fiscal year ended February 28, 2006.
     The restatement adjustments resulting from stock options increased net loss by $80,000 and $0.7 million for the years ended February 28, 2005 and February 29, 2004, respectively. The effect of this restatement on the Company’s consolidated balance sheet at February 28, 2005 was an increase of $3.9 million, $8,000 and $1.1 million in additional paid-in capital, deferred compensation, and long-term deferred tax assets, respectively, offset by a decrease of $2.7 million in retained earnings, resulting in a net increase to stockholders’ equity of $1.1 million. This restatement decreased previously reported net income per share, basic and diluted, by $.04 per share for the year ended February 29, 2004. This restatement had no effect on net loss per share for the year ended February 28, 2005.
     The Company also determined that it had made an error in its historical accounting for operating leases that had scheduled rent increases during the lease term. SFAS No. 13 “Accounting for Leases”, as further clarified by FTB 85-3, “Accounting for Operating Leases with Scheduled Rent”, indicate that rental payments that are not made on a straight-line basis should nevertheless be recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the leased property is physically employed. With respect to several of the Company’s leased properties, the Company recognized escalations in rent expense in the period when the escalation became effective rather than amortizing the escalating rent over the lease term. The use of the incorrect period to recognize escalations in rent caused a cumulative understatement of rent expense of $427,000 at February 28, 2003. Accordingly, the Company has concluded that in connection with the restatement described above, it should also correct this error. As a result of the correction of this error, a reduction of rent expense of $40,000 and $38,000 was reported in 2005 and 2004, respectively, within the cost of goods sold and general and administrative income statement line items. This correction had no effect on net income (loss) per share, basic and diluted, for the years ended February 28/29, 2005 and 2004. Additionally, as of February 28, 2003, deferred rent was increased by $427,000, deferred tax assets were increased by $168,000 and stockholders’ equity was reduced by $259,000 as a result of this error correction.
     The cumulative effect of the above restatements at February 28, 2003 was recorded as a reduction to retained earnings of $2,195,000.
     The following tables set forth the effects of these restatements on certain line items within the Company’s consolidated statements of operations for the fiscal years ended February 28/29, 2005 and 2004 and consolidated balance sheet as of February 28, 2005. The total additional compensation expense and rent expense that should have been recorded for all the years beginning February 28, 1998 through February 28, 2005 aggregated approximately $4.0 million and $0.3 million, respectively.

     Effects of restatement on selected consolidated financial statement line items included in this report:

	For the years ended
	February 28/29,
	2005	2004
Stock-based compensation and rent expenses included in:
Cost of sales:
As previously reported	$83,605,000	$99,380,000
Adjustment for stock-based compensation expense	19,000	134,000
Adjustment for rent expense	(16,000)	(15,000)

As restated	$83,608,000	$99,499,000

Selling expenses:
As previously reported	$16,046,000	$18,106,000
Adjustment for stock-based compensation expense	17,000	117,000

As restated	$16,063,000	$18,223,000

General and administrative expenses:
As previously reported	$10,211,000	$12,671,000
Adjustment for stock-based compensation expense	64,000	469,000
Adjustment for rent expense	(24,000)	(23,000)

As restated	$10,251,000	$13,117,000

Research and development expenses:
As previously reported	$2,018,000	$2,038,000
Adjustment for stock-based compensation expense	14,000	95,000

As restated	$2,032,000	$2,133,000

Operating (loss) income:
As previously reported	$(500,000)	$5,227,000
As restated	$(574,000)	$4,450,000

(Loss) income before income taxes:
As previously reported	$(1,388,000)	$4,181,000
As restated	$(1,462,000)	$3,404,000

(Benefit) provision for income taxes:
As previously reported	$(513,000)	$1,729,000
As restated	$(531,000)	$1,651,000

Net (loss) income:
As previously reported	$(875,000)	$2,452,000
As restated	$(931,000)	$1,753,000

Basic and diluted net (loss) income per share:
As previously reported	$(0.05)	$0.13
As restated	$(0.05)	$0.09

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At February 28,
2005
Deferred tax assets, long-term:
As previously reported	$329,000
Adjustment for stock-based compensation expense	1,135,000
Adjustment for rent expense	137,000

As restated	$1,601,000

Deferred rent:
As previously reported	$—
As restated	$349,000

Additional paid in capital:
As previously reported	$40,442,000
As restated for stock-based compensation	$44,323,000

Retained earnings:
As previously reported	$25,016,000
Adjustment for stock-based compensation expense	(2,738,000)
Adjustment for rent expense	(212,000)

As restated	$22,066,000

Deferred compensation (equity):
As previously reported	$—
As restated for stock-based compensation	$(8,000)
The net (loss) income, deferred income taxes and deferred rent line items in the consolidated statements of cash flows for the years ended February 28/29, 2005 and 2004 have been adjusted to reflect the restatement; however, cash flows from operating, investing and financing activities were unaffected by the restatement.
4. Acquisition of Coronado Technology Group, LLC
     On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006, based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. Coronado is a supplier of high-quality hydrogen-alpha filters and dedicated solar telescopes, as well as various related accessories, designed to meet the needs of amateur as well as professional solar observers. The acquisition of Coronado added a respected name in the solar observation markets to Meade’s suite of brands, vertically adding to the Company’s product offerings, particularly the telescope and accessory lines. The acquisition of Coronado was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase price allocation is based upon evaluations and other studies of the fair value of the assets acquired. The preliminary allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired was included in goodwill. During the fiscal quarter ended August 31, 2005, the Company completed its evaluation of the fair value of the acquisition-related intangible assets associated with its purchase of Coronado. The excess of the purchase price (net of $25,000 cash acquired) over the estimated fair value of the net tangible assets acquired has been allocated as follows:

Accounts receivable	$72,000
Inventories	312,000
Property, plant, equipment	367,000
Other assets	70,000
Intangible assets:
Completed technologies	1,620,000
Trademarks	540,000
Other	56,000
Goodwill	567,000
Current liabilities	(1,071,000)
Long-term liabilities, net of current portion	(59,000)

Total purchase price	$2,474,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Due to continuing losses during the fourth quarter of fiscal 2005, the Company concluded that it was not in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the year ended February 28, 2005. Accordingly, on May 27, 2005, the Company executed the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment made the following key changes to the U.S. credit agreement, it: (1) reset the consolidated and U.S. fixed charge coverage ratio covenants, (2) added a $1 million availability reserve until the Company reaches certain consolidated fixed charge coverage ratio levels and (3) added higher pricing levels to the pricing grid. The Company was required to report its covenant calculations to the bank for the year ended February 28, 2005 based upon the terms of the Fourth Amendment. Upon execution of the Fourth Amendment the Company was in compliance with all of its bank covenants. . In October 2005, the Company executed a Fifth Amendment to the U.S. credit agreement that made the following key changes, it: (1) eliminated a $3 million minimum reserve requirement, (2) established a $4 million availability reserve, (3) added higher pricing levels to the pricing grid and (4) reset the fixed charge coverage ratio requirements. The fee for the Fifth Amendment was $75,000.
     Continuing losses for the year ended February 28, 2006 led the Company to conclude that it would not be in compliance with the consolidated fixed charge coverage ratio covenant as set forth in the U.S. credit agreement for the period then ending. Accordingly, on June 13, 2006, the Company executed the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”). The Sixth Amendment made the following key changes to the U.S. credit agreement: (1) set a minimum availability requirement of $1 million, (2) set a minimum EBITDA requirement measured on a rolling four quarter basis beginning with the quarter ending February 28, 2007, (3) eliminated the fixed charge coverage and minimum tangible net worth requirements and (4) added higher interest rate levels to the pricing grid. The fee for the amendment was $80,000. Upon execution of the Sixth Amendment the Company was in compliance with all of its bank covenants. On July 31, 2006, September 29, 2006 and October 31, 2006 the Company executed the Seventh, Eighth and Ninth amendments to the Credit Agreement, respectively. Each amendment granted the Company additional time to meet the Credit Agreement requirements regarding the reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Ninth amendment grants the Company until November 30, 2006 to report its audited results to the bank for the year ended February 28, 2006 and until the earlier of November 30, 2006 or five days after the delivery of the Company’s Form 10-K for the year ended February 28, 2006 to report its quarterly results. The Company was not assessed a fee for the Seventh, Eighth or Ninth amendments. Upon execution of the Ninth Amendment the Company was in compliance with all of its bank covenants.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 28, 2006 was approximately $5,000,000. The U.S. term loan is collateralized by domestic machinery and equipment. The credit facility expires in September 2007, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, fixed charge coverage ratios and minimum tangible net worth. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (8.75% at February 28, 2006). Under the terms of the U.S. credit agreement, the Company was required to enter into an interest-rate swap to convert the variable interest rate on its U.S. term loan to a fixed interest rate. The resulting cost of funds (7.9% per annum) was higher than that which would have been available if the variable rate had been applied during the period. Under the interest-rate swap contract, the Company agreed with the bank to exchange, at specified intervals, the difference between variable-rate and fixed-rate interest amounts, calculated by reference to agreed-upon notional amounts. The swap contract expired on September 1, 2004.
     On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,805,000 USD at that date). The approximately 50,000 sq. ft building, located in Rhede, Germany, is being used as office and warehouse space. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,631,000 USD at February 28, 2006) long-term loan commitment (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $13,600 USD at February 28, 2006) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan (approximately $1,705,000 USD at that date).
     Concurrently with negotiations to obtain the European term loan no. 2, the subsidiary renegotiated its bank line of credit. The new European line of credit is 7,500,000 Euro (approximately $8,895,000 USD at February 28, 2006) and bears interest at EURIBOR plus 2%; 5,500,000 Euro of the line expired on January 1, 2006 with the remaining 2,000,000 Euro expiring on July 31, 2006. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,084,000 USD at February 28, 2006); and require certain minimum capitalization amounts at the subsidiary.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	February 28,	February 28,
	2006	2005
U.S. bank revolving line of credit	$4,229,000	$9,816,000
European bank revolving line of credit	—	11,000

Total bank lines of credit	$4,229,000	$9,827,000

U.S. term loan	$245,000	$665,000
European term loan no.1	867,000	1,129,000
European term loan no.2	1,549,000	—
Notes payable	13,000	223,000
Capital lease obligations	42,000	—

Total debt and capital lease obligations	2,716,000	2,017,000
Less current portion:
U.S. term loan	(245,000)	(420,000)
European term loan no.1	(867,000)	(169,000)
European term loan no.2	(164,000)	—
Notes payable	(13,000)	(176,000)
Capital lease obligations	(17,000)	(11,000)

Total current portion long-term debt and capital lease obligations	(1,306,000)	(776,000)

Total long-term debt and capital lease obligations	$1,410,000	$1,241,000

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
     Aggregate maturities of long-term debt excluding capital leases at February 28, 2006 are as follows:

Fiscal Year:	Amount
2007	$1,289,000
2008	164,000
2009	164,000
2010	164,000
2011	164,000
Thereafter	729,000

Total	$2,674,000

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Commitments and Contingencies
     In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities in California. The lease term is ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. Lease commitments for this lease are subject to 9% increases at the beginning of the months 31, 61 and 91. In November 2003, a lease for office space in Florida was terminated. The Simmons subsidiary operates in a leased facility in Georgia. The Simmons facility lease term is eight years expiring in December 2007, with an option to renew for four additional four-year terms. Monthly rentals are adjusted at prescribed dates generally based on changes in the consumer price index. From November 2002 to July 2005, the Company leased warehouse space in Mississippi on a month-to-month basis. The Mississippi lease was terminated in July 2005.
     In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The lease term is five years with three, five-year renewal options. In connection with the purchase of certain assets and the assumption of certain liabilities of Coronado in December 2004, the Company assumed a capital lease for equipment used in the manufacture of Coronado product. The equipment had an initial cost of $56,000, interest is 7.1% per annum with monthly payments of principal and interest of $1,100. In July 2005, the Company entered into a capital lease for warehouse equipment. The lease term is four years. The equipment had an initial cost of $21,000, interest is 5.7% per annum with monthly payments of principal and interest of approximately $500.
     Aggregate future minimum commitments under noncancellable leases and other agreements at February 28, 2006 that have remaining terms in excess of one year are as follows:

Fiscal Year	Capital	Operating
2007	$19,000	$1,879,000
2008	19,000	1,209,000
2009	6,000	39,000
2010	2,000	—

Net minimum lease payments	46,000	$3,127,000

Less amount representing interest	4,000

Capital lease obligations	$42,000

     For the fiscal years ended February 28, 2006 and 2005, and February 29, 2004, the Company incurred rent expense of $ 2,135,000, $2,337,000 and $2,731,000, respectively.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The settlement includes a licensing agreement under which, effective August 15, 2004, and continuing for the life of the Meade Patents, Meade granted Celestron a non-exclusive license to utilize the patents, and Celestron will pay to Meade royalties equal to the greater of $100-per-unit or 8% of Celestron’s net revenue from sales of all telescopes that utilize the “level-North” technology. Celestron in turn granted Meade royalty-free, non-exclusive licenses for the rights to use the designs and technology covered by Celestron’s Patents. Included in net sales for the years ended February 28, 2006 and 2005 was approximately $17,000 and $135,000, respectively, for royalties received.
     In accordance with the terms of the agreement the parties have dismissed with prejudice all claims and counterclaims in the pending litigation between them, including for past damages.
     On September 27, 2006 a complaint was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California asserting claims for violations of certain sections of the Securities Exchange Act in connection with the Company’s option granting practices. This case is in its early stages. Due to the preliminary status of this case and the uncertainties of litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome in this case and therefore, is unable to estimate the effect of this litigation on the financial position, results of operations or cash flows of the Company.
     On September 28, 2006 a complaint was filed against the Company and certain of the Company’s dealers in the United States District Court for the Southern District of New York. The essence of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file an answer to the complaint. This case is in its early stages. Due to the preliminary status of this case and the uncertainties of litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome in this case and therefore, is unable to estimate the effect of this litigation on the financial position, results of operations or cash flows of the Company.
     On October 6, 2006 two complaints were filed against the Company’s Board of Directors and certain of its current and former officers, in the California Superior Court. Each claim asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, violation of California Corporations Code in connection with the Company’s option granting practices. This case is in its early stages. Due to the preliminary status of this case and the uncertainties of litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome in these cases and therefore, is unable to estimate the effect of this litigation on the financial position, results of operations or cash flows of the Company.
     The Company is involved from time to time in other litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
7. Employee Stock Ownership Plan
     Adoption of the ESOP was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 60th birthday, (ii) becomes disabled (as defined), (iii) dies, or (iv) achieves three years of credited service (as defined). Distributions of a participant’s vested account are directed by

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the ESOP’s Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market. The Company’s stock currently trades on the Nasdaq national market.
     In April 1996, the ESOP purchased 3,000,000 shares of common stock held by the existing stockholders for $11,000,000. The ESOP financed the purchase of the common stock (the “financed shares”) with the proceeds of an $11,000,000 term loan (the “acquisition loan”) from the Company. The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the “ESOP trust”). The ESOP pledged the financed shares to the Company as collateral for the acquisition loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty-year term and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.
     For the years ended February 28, 2006 and 2005 and February 29, 2004, the Company recognized ESOP contribution expense of $343,000, $419,000 and $859,000, respectively.
     As of February 28, 2006, approximately 2,376,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are generally made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 624,000 shares in suspense at February 28, 2006, including approximately 125,000 shares committed to be released as of February 28, 2006.
     The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 2006 was $2.85 per share, the closing market price as determined by the Nasdaq National Market. At February 28, 2006 there was no repurchase obligation.
8. Income Taxes
     Pretax income (loss) from continuing operations for each of the three years February 28, 2006 and 2005 and February 29, 2004 consists of the following:

	Year Ended February 28/29,
	2006	2005	2004
		as restated (1)	as restated (1)
Domestic	$(8,659,000)	$(4,376,000)	$202,000
Foreign	3,783,000	2,914,000	3,202,000

	$(4,876,000)	$(1,462,000)	$3,404,000

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended February 28/29,
	2006	2005	2004
		as restated (1)	as restated (1)
Current:
Federal	$(1,523,000)	$(524,000)	$1,104,000
State	(645,000)	(261,000)	467,000
Foreign	1,392,000	502,000	1,157,000

	(776,000)	(283,000)	2,728,000

Deferred:
Federal	(2,475,000)	(358,000)	(1,060,000)
State	(159,000)	(512,000)	(205,000)
Foreign	10,000	622,000	188,000
Deferred tax asset valuation allowance	12,504,000	—	—

	9,880,000	(248,000)	(1,077,000)

	$9,104,000	$(531,000)	$1,651,000

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended February 28/29,
	2006	2005	2004
		as restated (1)	as restated (1)
Federal income tax rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(0.3)	(9.7)	3.9
Federal and state refunds received from refund claims	(14.0)	(31.5)	—
Foreign income	(1.0)	35.5	2.2
Research and development credits	(1.8)	(2.1)	(2.9)
Stock-based compensation	—	0.8	6.8
Valuation allowance	241.9	—	—
Other	(4.1)	4.7	4.5

	186.7%	(36.3)%	48.5%

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
     The effective tax rate for the year ended February 28, 2006 was significantly affected by recording a valuation allowance aggregating $12.5 million, to recognize the uncertainty of realizing the benefits of the Company’s recorded deferred tax assets. The valuation allowance was recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The deferred tax assets and liabilities were comprised of the following:

	February 28,	February 28,
	2006	2005
		as restated (1)
Sales returns	$669,000	$1,154,000
Inventory and accounts receivable	3,407,000	4,367,000
Accrued liabilities	872,000	1,217,000
Intangibles	(1,290,000)	(1,224,000)
Credits	3,771,000	1,549,000
Fixed assets	754,000	170,000
Stock-based compensation	1,068,000	1,135,000
Net operating losses	1,713,000	—
Other	—	(29,000)

Total deferred tax assets	10,964,000	8,339,000
Less valuation allowance	(12,504,000)	—

	$(1,540,000)	$8,339,000

(1)	See Note 3. Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements.
     As of February 28, 2006, the Company has approximately $4,190,000 and $6,713,000 of net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carry forwards will begin to expire during the fiscal years ending February 28, 2023 and February 28, 2012, respectively. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $2,620,000 and $614,000 which begin to expire during the fiscal years ending February 28, 2009 and February 28, 2024, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.
9. Business Segments, Geographic Data and Major Customers
     The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes and other optical products. The Company is organized and operates as one segment in two principal geographic locations — North America and Europe. The following tables present information about product sales and geographic data for the years ended February 28, 2006 and 2005, and February 29, 2004.

	Year Ended February 28/29,
	2006	2005	2004
Product sales:
Telescope and telescope accessories	$74,997,000	$58,823,000	$81,024,000
Binoculars	24,665,000	25,192,000	28,991,000
Riflescopes	12,120,000	21,643,000	24,878,000
Other	8,053,000	6,141,000	3,388,000

	$119,835,000	$111,799,000	$138,281,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended February 28/29,
	2006	2005	2004
Geographic data — product sales:
North America	$74,562,000	$79,732,000	$101,995,000
Germany	13,790,000	12,296,000	14,477,000
Other foreign/export	31,483,000	19,771,000	21,809,000

	$119,835,000	$111,799,000	$138,281,000

	February 28/29,
	2006	2005	2004
Geographic data — long-lived assets:
North America	$8,409,000	$9,046,000	$5,916,000
Germany	4,666,000	3,238,000	3,420,000

	$13,075,000	$12,284,000	$9,336,000

     The Company generated approximately 15% of its revenue from one customer during the year ended February 28, 2006. This customer owed the Company $672,000 at February 28, 2006. The Company generated approximately 11% of its revenue from a different customer during the year ended February 28, 2005. This customer owed the Company $1,490,000 at February 28, 2005.
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
     Option activity under the Plan during fiscal years 2006, 2005 and 2004 was as follows:

		Weighted
	Option	Average
	Shares	Exercise Price
Options outstanding at February 28, 2003	3,792,000	4.92
Granted	653,000	2.92
Exercised	(183,000)	2.33
Forfeited	(826,000)	5.51

Options outstanding at February 29, 2004	3,436,000	4.54
Granted	588,000	3.07
Exercised	(13,000)	2.48
Forfeited	(41,000)	7.96

Options outstanding at February 28, 2005	3,970,000	4.26
Granted	32,000	2.66
Exercised	(2,000)	2.31
Forfeited	(156,000)	6.32

Options outstanding at February 28, 2006	3,844,000	4.18

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At February 28, 2006
Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price
$2.31 - $4.10	2,087,000	6.2 years	$2.89	1,780,000	$2.87
$4.44 - $5.59	1,560,000	3.3 years	$4.94	1,560,000	$4.94
$6.25 - $10.31	41,000	3.9 years	$7.48	41,000	7.48
$11.06 - $12.13	139,000	4.0 years	$11.17	139,000	11.17
$17.13 - $27.75	17,000	4.4 years	$27.13	17,000	27.13

	3,844,000			3,537,000

     The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date (see Note 3). Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the Plan range from $2.31 to $27.75 per share and are exercisable over periods ending no later than 2015.
     On May 24, 2005, pursuant to the Company’s 1997 Stock Incentive Plan, the Company granted an award of 247,500 shares of restricted stock to various employees. The fair value of the shares was $681,000, as measured by the closing price of the Company’s stock on the Nasdaq National Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One third of the shares vest on each annual anniversary of the grant date. The restricted stock awards provide for acceleration of vesting upon the achievement of certain consolidated net sales levels specified in the award agreements. Compensation cost is recognized on a straight line basis over the three year vesting period. Recognition of compensation cost will accelerate if the vesting schedule accelerates.
11. Composition of Certain Balance Sheet Accounts
     The composition of inventories, net of reserves, is as follows:

	February 28,	February 28,
	2006	2005
Raw materials	$6,895,000	$7,449,000
Work in process	4,871,000	6,023,000
Finished goods	22,593,000	33,677,000

	$34,359,000	$47,149,000

     The composition of property and equipment is as follows:

	February 28,	February 28,
	2006	2005
Land	$191,000	$205,000
Buildings	3,937,000	2,222,000
Molds and dies	6,796,000	6,482,000
Machinery and equipment	4,250,000	3,900,000
Furniture and fixtures	3,225,000	3,168,000
Autos and trucks	208,000	176,000
Leasehold improvements	1,416,000	1,427,000

	20,023,000	17,580,000
Less accumulated depreciation and amortization	(14,652,000)	(13,237,000)

	$5,371,000	$4,343,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The gross value of assets under capital leases included above is $77,000 and $56,000 at February 28, 2006 and 2005, respectively. For the fiscal years ended February 28, 2006 and 2005, and, February 29, 2004, the Company recorded depreciation expense of $1,415,000, $1,653,000 and $2,298,000, respectively.
     The composition of accrued liabilities is as follows:

	February 28,	February 28,
	2006	2005
Salaries, wages, bonuses and other associated payroll costs	$1,848,000	$1,349,000
Warranty costs	1,053,000	1,173,000
Freight expenses	491,000	459,000
Advertising and marketing expenses	264,000	425,000
Professional fees	212,000	437,000
Other	1,905,000	932,000

	$ _5,773,000	$4,775,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 27, 2006	MEADE INSTRUMENTS CORP.

	By:	/s/ STEVEN L. MUELLNER

Steven L. Muellner
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven L. Muellner	Director, President, Chief Executive Officer (Principal Executive Officer)	November 27, 2006

Steven L. Muellner

/s/ Brent W. Christensen Brent W. Christensen	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 27, 2006

/s/ Harry L. Casari	Director and Chairman of the Board	November 27, 2006

Harry L. Casari

/s/ Timothy C. McQuay	Director	November 27, 2006

Timothy C. McQuay

/s/ Michael P. Hoopis	Director	November 27, 2006

Michael P. Hoopis

/s/ Vernon L. Fotheringham	Director	November 27, 2006

Vernon L. Fotheringham

/s/ Frederick H. Schneider	Director	November 27, 2006

Frederick H. Schneider

/s/ Steven G. Murdock	Director	November 27, 2006

Steven G. Murdock

/s/ Paul D. Sonkin	Director	November 27, 2006

Paul D. Sonkin

/s/ James M. Chadwick	Director	November 27, 2006

James M. Chadwick

II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At
Allowance for	Beginning of	Charged to Costs	Charged to Other		Balance At End
Doubtful Accounts	Period	and Expenses	Accounts(3)	Deductions(1)	of Period
Year ended February 29, 2004	$714,000	$1,210,000	$(5,000)	$1,215,000	$704,000
Year ended February 28, 2005	$704,000	$203,000	$5,000	$225,000	$687,000
Year ended February 28, 2006	$687,000	$310,000	$(13,000)	$501,000	$483,000

	Balance At
Allowance for	Beginning of	Charged to Costs	Charged to Other		Balance At End
Excess Inventories	Period	and Expenses	Accounts(3)	Deductions(2)	of Period
Year ended February 29, 2004	$7,509,000	$1,471,000	$236,000	$1,101,000	$8,115,000
Year ended February 28, 2005	$8,115,000	$2,788,000	$99,000	$2,331,000	$8,671,000
Year ended February 28, 2006	$8,671,000	$1,711,000	$277,000	$3,479,000	$7,180,000

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

(3)	Reflects the effect of exchange rate changes during the period

EXHIBIT INDEX

Incorporation
Exhibit	Description	Reference
2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, and Rudolf Bresser, an individual, on the one hand, and the Company and Meade Instruments Europe Corp., a California corporation, on the other (excluding Exhibits and Schedules thereto)	(h)

2.2†	Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto)	(p)

2.3†	First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(p)

2.4†	Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(p)

3.1†	Certificate of Incorporation of the Company, as amended	(c)

3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(k)

3.7†	Amended and Restated Bylaws of the Company, as amended	(u)

3.8†	Amendment to Article III, Section 3.02(a), of the Amended and Restated Bylaws of the Company	(hh)

4.1†	Specimen Stock Certificate	(d)

4.2†	Subscription Agreement, dated as of October 22, 2002, by and among Meade and the Purchasers Named on the Signature Page thereto	(q)

4.3†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade and Purchasers Named therein	(q)

4.4†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp. and John C. Diebel	(s)

10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between the Company and The Irvine Company	(a)

10.14†+	Employee Stock Ownership Plan (“ESOP”) Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A.	(e)

10.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)

10.35†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)

10.47†	Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)	(p)

Incorporation
Exhibit	Description	Reference
10.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof.	(p)

10.51†+	Transition Agreement, by and between Meade Instruments Corp. and John Diebel, dated April 18, 2003	(s)

10.53†+	Nonqualified Stock Option Agreement, dated as of April 12, 2000, by and between Meade and Rolf Bresser	(bb)

10.54†	First Amendment to Amended and Restated Credit Agreement dated October 27, 2003	(t)

10.55†	Lease Agreement, dated as of March 26, 1992, between Simmons Outdoor Corporation and Realty Four, and three Addendum Agreements thereto, dated April 1, 1992, June 6, 1995 and November 2, 1999, respectively	(u)

10.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(v)

10.57†	Second Amendment to Amended and Restated Credit Agreement, dated July 9, 2004	(w)

10.58†	Asset Purchase Agreement, dated as of October 20, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation, on the other	(x)

10.59†	First Amendment to Asset Purchase Agreement, dated as of December 1, 2004, by and between Coronado Technology Group, L.L.C., .an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation and wholly-owned subsidiary of Meade that subsequently changed its name to Coronado Instruments, Inc., a California corporation, on the other (excluding Schedules and Exhibits)	(y)

10.60†	Third Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(z)

10.61†+	Meade Instruments Corp. Employee Stock Ownership Plan, As Amended and Restated Effective as of January 1, 1999, as amended	(pp)

10.62†+	Meade Instruments Corp. Employee Stock Ownership Plan Loan and Pledge Agreement, between the ESOP and the Company, as amended	(pp)

10.63†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended.	(pp)

10.64†+	Form Employment Agreement between the Company and executive officers of the Company	(pp)

10.65†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended	(pp)

10.66†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments 1997 Stock Incentive Plan, as amended	(pp)

10.67†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(pp)

10.68†	Fourth Amendment to Amended and Restated Credit Agreement, dated May 27, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(aa)

Incorporation
Exhibit	Description	Reference
10.69†	Fifth Amendment to Amended and Restated Credit Agreement, dated October 12, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(cc)

10.70†	Seasonal Loan Agreement, dated July 15 and 26, 2005, between Meade Instruments Europe GmbH & Co. KG and VR Bank Westmuensterland KG	(dd)

10.71†	Long Term Loan Agreement, dated August 5, 2005, between Meade Instruments Europe GmbH & Co. KG, the Owner, and VR Bank Westmuensterland KG, the Creditor	(dd)

10.72†+	Offer of Employment for the position of Chief Executive Officer and President, dated April 28, 2006, for Mr. Steven L. Muellner by Meade Instruments Corporation	(ff)

10.73†+	Non-Qualified Stock Option Agreement between Meade Instruments Corp. and Steven L. Muellner, granting 500,000 stock options, pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended	(gg)

10.74†+	Non-Qualified Stock Option Agreement between Meade Instruments Corp. and Steven L. Muellner, granting 200,000 stock options, subject to stockholder approval at the Company’s 2006 Annual meeting of Stockholders	(gg)

10.75†+	Executive Severance Agreement, dated May 8, 2006, as entered into by and between Steven G. Murdock and Meade Instruments Corp., a Delaware corporation	(hh)

10.76†+	Registration Rights Agreement, dated May 16, 2006, and entered into by and between Meade Instruments Corp., a Delaware corporation and Steven Murdock	(hh)

10.77†+	Settlement Agreement, dated June 13, 2006, and entered into by and among, on the one hand, Hummingbird Value Fund, L.P., Hummingbird Management, LCC, Hummingbird Microcap Value Fund, L.P., Hummingbird Capital, LCC, Hummingbird Concentrated Fund, L.P., Summit Street Value Fund, L.P., Summit Street Management, LLC, Summit Street Capital, LLC, Monarch Activist Partners L.P., Chadwick Capital Management, LLC, Sohail Malad, Arthur T. Williams, III, Jennifer A. Wallace, Paul D. Sonkin, and James Chadwick (the Investor Group) and on the other hand, Meade Instruments Corp	(ii)

10.78†	Sixth Amendment to Amended and Restated Credit Agreement, dated June 13, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(ii)

10.79†	Seventh Amendment to Amended and Restated Credit Agreement, dated July 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(jj)

10.80†+	Employment Agreement, dated August 16, 2006, by and between Meade Instruments Corp. and Donald W. Finkle	(kk)

10.81†	Eighth Amendment to Amended and Restated Credit Agreement, dated September 29, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(ll)

10.82†+	Performance Share Award Agreement, dated October 18, 2006, by and between Meade Instruments Corp. and Steven L. Muellner	(mm)

10.83†	Ninth Amendment to Amended and Restated Credit Agreement, dated October 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(nn)

10.84†*	Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation, and ThreeSixty Sourcing Ltd., a Hong Kong corporation	(oo)

16.1†	Dismissal of PricewaterhouseCoopers as certifying accountant	(ee)

Incorporation
Exhibit	Description	Reference
21.1	Subsidiaries of the Registrant

31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner

31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner

32.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen

†	Previously filed with the Securities Exchange Commission as set forth in the following table:

+	Management contract or compensatory plan or arrangement.

*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(j)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(k)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.

(l)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(m)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(n)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(o)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(p)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(q)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-101404), as filed with the Securities and Exchange Commission on November 22, 2002.

(r)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2002, as filed with the Securities and Exchange Commission on January 14, 2003.

(s)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2003.

(t)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.

(u)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004.

(v)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.

(w)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2004, as filed with the Securities and Exchange Commission on July 15, 2004.

(x)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2004.

(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2004.

(aa)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2005.

(bb)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2003, as filed with the Securities and Exchange Commission on May 29, 2003.

(cc)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005.

(dd)	Incorporated by reference to the Company’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 30, 2005.

(ee)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2006.

(ff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2006.

(gg)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2006.

(hh)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2006.

(ii)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.

(jj)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2006.

(kk)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2006.

(ll)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006.

(mm)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 19, 2006.

(nn)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2006.

(oo)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006.

(pp)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.