Form 10-Q
period 2006-05-31
MEADE INSTRUMENTS CORP
filed 2006-11-29
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
Yes ☐      No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Number of shares of common stock outstanding as of October 31, 2006 is 20,086,355, $0.01 par value per share.

Explanatory Note
Restatement of Consolidated Financial Statements
     On May 24, 2006, Meade Instruments Corp. (the “Company”) initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering and concluded that the accounting measurement dates for certain stock option awards during the fiscal years 1998 through 2005 were determined in error. As such, on August 25, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded that (i) the Company’s consolidated balance sheet as of February 28, 2005, and (ii) the Company’s consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended February 29, 2004 and February 28, 2005, should be restated to reflect the effects of additional stock-based compensation expense resulting from certain stock options granted during fiscal years ending February 28/29, 1998 to 2005 that were accounted for in error under generally accepted accounting principles. The Company also determined that it had made an error in its historical accounting for operating leases that had scheduled rent increases during the lease term. With respect to several of the Company’s leased properties, the Company recognized escalations in rent expense in the period when the escalation became effective rather than amortizing the escalating rent over the lease term. Accordingly, the Company concluded that in connection with the restatement described above, it should also correct this error.
     In this Form 10-Q, the Company is presenting the consolidated statement of operations and consolidated statement of cash flows for the quarter ended May 31, 2005 as restated.
     Except as expressly provided herein, all the information in this Form 10-Q is as of May 31, 2006 and does not reflect any subsequent information or events other than the restatement and error correction described above. For the convenience of the reader, the following item has been amended solely as a result of, and to reflect, the restatement and error correction described above.
Part I — Financial Information

MEADE INSTRUMENTS CORP.

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	February 28,
	2006	2006
ASSETS
Current assets:
Cash	$2,320,000	$7,589,000
Accounts receivable, less allowance for doubtful accounts of $575,000 at May 31, 2006 and $483,000 at February 28, 2006	18,016,000	16,822,000
Inventories, net	32,839,000	34,359,000
Prepaid expenses and other current assets	716,000	395,000

Total current assets	53,891,000	59,165,000
Goodwill	3,141,000	2,115,000
Acquisition-related intangible assets, net	4,934,000	5,018,000
Property and equipment, net	5,273,000	5,371,000
Other assets, net	343,000	571,000

	$67,582,000	$72,240,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$611,000	$4,229,000
Accounts payable	5,947,000	5,899,000
Accrued liabilities	7,251,000	5,773,000
Income taxes payable	1,455,000	133,000
Current portion of long-term debt and capital lease obligations	1,235,000	1,306,000

Total current liabilities	16,499,000	17,340,000

Long-term debt and capital lease obligations	1,285,000	1,410,000
Deferred income taxes	1,540,000	1,540,000
Deferred rent	189,000	222,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,090,000 and 20,004,000 shares issued and outstanding at May 31, 2006 and February 28, 2006, respectively	201,000	200,000
Additional paid-in capital	44,873,000	44,890,000
Retained earnings	4,510,000	8,086,000
Deferred stock compensation	(340,000)	(507,000)
Accumulated other comprehensive income	338,000	682,000

	49,582,000	53,351,000
Unearned ESOP shares	(1,513,000)	(1,623,000)

Total stockholders’ equity	48,069,000	51,728,000

	$67,582,000	$72,240,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31,
	2006	2005
		as restated
Net sales	$18,745,000	$21,525,000
Cost of sales	15,297,000	15,533,000

Gross profit	3,448,000	5,992,000
Selling expenses	3,359,000	3,693,000
General and administrative expenses	3,044,000	2,880,000
ESOP contribution expense	78,000	92,000
Research and development expenses	327,000	369,000

Operating loss	(3,360,000)	(1,042,000)
Interest expense	99,000	204,000

Loss before income taxes	(3,459,000)	(1,246,000)
Provision (benefit) for income taxes	117,000	(464,000)

Net loss	$(3,576,000)	$(782,000)

Basic and diluted loss per share	$(0.18)	$(0.04)

Weighted average number of shares outstanding — basic and diluted	19,504,000	19,252,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 31,
	2006	2005
		as restated
Cash flows from operating activities:
Net loss	$(3,576,000)	$(782,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	620,000	504,000
ESOP contribution	78,000	92,000
Deferred rent amortization	(33,000)	(31,000)
Changes in assets and liabilities:
Increase in accounts receivable	(896,000)	(2,898,000)
Decrease in inventories	1,859,000	4,374,000
(Increase) decrease in prepaid expenses and other assets	(79,000)	106,000
(Decrease) increase in accounts payable	(2,000)	469,000
Increase in accrued liabilities	543,000	94,000
Increase (decrease) in income taxes payable	1,159,000	(453,000)

Net cash (used in) provided by operating activities	(327,000)	1,475,000

Cash flows from investing activities:
Capital expenditures	(77,000)	(324,000)
Additional consideration paid for Coronado acquisition	(1,026,000)	—

Net cash used in investing activities	(1,103,000)	(324,000)

Cash flows from financing activities:
Net payments on bank lines of credit	(3,618,000)	(1,883,000)
Payments on long-term debt	(363,000)	(272,000)
Payments under capital lease obligations	(16,000)	(3,000)

Net cash used in financing activities	(3,997,000)	(2,158,000)

Effect of exchange rate changes on cash	158,000	(118,000)

Net decrease increase in cash	(5,269,000)	(1,125,000)
Cash at beginning of period	7,589,000	3,929,000

Cash at end of period	$2,320,000	$2,804,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.
          In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.
          The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended May 31, 2006 and 2005, respectively, are not necessarily indicative of the operating results for the entire fiscal year.
B. Restatement of Previously Issued Financial Statements
          On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering and concluded that the accounting measurement dates for certain stock option awards during the fiscal years 1998 through 2005 were determined in error. As such, on August 25, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded that (i) the Company’s consolidated balance sheet as of February 28, 2005, and (ii) the Company’s consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended February 29, 2004 and February 28, 2005, should be restated to reflect the effects of additional stock-based compensation expense resulting from certain stock options granted during fiscal years ending February 28/29, 1998 to 2005 that were accounted for in error under generally accepted accounting principles.
          The Company also determined that it had made an error in its historical accounting for operating leases that had scheduled rent increases during the lease term. With respect to several of the Company’s leased properties, the Company recognized escalations in rent expense in the period when the escalation became effective rather than amortizing the escalating rent over the lease term. Accordingly, the Company concluded that in connection with the restatement described above, it should also correct this error.
          In the Company’s Form 10-K for the fiscal year ended February 28, 2006, the Company restated the financial statements described above. The Company’s Form 10-K for the fiscal year ended February 28, 2006 presents the effects of the error corrections back to the fiscal year ended February 28, 1998, the year in which the first error occurred. In this Form 10-Q, the consolidated statement of operations and statement of cash flows for the quarter ended May 31, 2005, are restated.
          The restatement adjustments for the additional stock-based compensation and rent expenses described above had no material effect on the quarter ended May 31, 2005 — net loss increased by $11,000 with no material effect on any single line item in the body of the restated financial statements. The restatement adjustments had no effect on the previously reported net loss per share.
C. Stock Based Compensation
          Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to

Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the quarter ended May 31, 2006, was approximately $0.1 million. Due to deferred tax valuation allowances provided during the quarter, no net benefit was recorded against the share-based compensation charged during the quarter.
          The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended May 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
          The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three months ended
May 31, 2006
Expected life (1)	6.2 years
Expected volatility (2)	73%
Risk-free interest rate (3)	5.0%
Expected dividends	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S.Treasury yield curve in effect at the time of grant.
          The Company did not recognize compensation expense for employee share-based awards for the three months ended May 31, 2005, when the exercise price of the stock awards equaled the market price of the underlying stock on the date of grant. The Company recognized compensation expense under APB 25 for certain stock options with exercise prices below fair market value on the date of grant, and for the fair value of restricted stock.
          The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for disclosure only. The following table illustrates pro forma net income and net loss per share for the three months ended May 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months	Three months
	ended May 31,	ended May 31,
	2005	2005
	as reported	as restated
Reported net loss	$(793,000)	$(782,000)
Compensation cost, net of taxes under APB25	—	9,000
Compensation cost, net of taxes under SFAS No. 123	(91,000)	(266,000)

Pro forma net loss	$(884,000)	$(1,039,000)

Reported net loss per share — basic and diluted	$(0.04)	$(0.04)

Pro forma net loss per share — basic and diluted	$(0.05)	$(0.05)

          The fair value of the Company’s stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three months
ended May 31,
2005
Expected life	6.0 years
Expected volatility	33%
Risk-free interest rate	4.0%
Expected dividends	None
          As of May 31, 2006 there was approximately $1.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over the weighted-average period of approximately 4 years.
D. Composition of Certain Balance Sheet Accounts
          The composition of inventories is as follows:

	May 31,	February 28,
	2006	2006
Raw materials	$4,971,000	$6,895,000
Work-in-process	2,857,000	4,871,000
Finished goods	25,011,000	22,593,000

	$32,839,000	$34,359,000

          The composition of acquisition-related intangible assets is as follows:

	May 31,	February 28,
	2006	2006
Brand names — non-amortizing	$2,041,000	$2,041,000

Trademarks	1,938,000	1,938,000
Customer relationships	1,390,000	1,390,000
Completed technologies	1,620,000	1,620,000
Other	56,000	56,000
Accumulated amortization	(2,111,000)	(2,027,000)

Total amortizing acquisition-related intangible assets	2,893,000	2,977,000

Total acquisition-related intangible assets	$4,934,000	$5,018,000

          Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2007	$336,000
2008	336,000
2009	336,000
2010	336,000
2011	336,000
          The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.
          On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006, based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. The additional consideration was added to the cost of the acquired assets as additional goodwill.
E. Commitments and Contingencies
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
          The total number of options and restricted shares outstanding were as follows:

	May 31,	February 28,
	2006	2006
Stock options outstanding	3,599,000	3,844,000
Restricted shares outstanding	125,000	247,500
          A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three months ended
	May 31,
	2006	2005
Basic weighted average number of shares	19,504,000	19,252,000
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	19,504,000	19,252,000
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	2,630,000	3,346,000
          Weighted average shares for the three month period ended May 31, 2006 and 2005, exclude the aggregate dilutive effect of approximately 134,000 and 72,000 shares, respectively, subject to stock options and restricted stock, because the Company incurred a loss and the effect would have been anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

G. Comprehensive Income (Loss)
          Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at May 31, 2006, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three months ended May 31, 2006 and 2005, respectively, the Company had other comprehensive income (loss) as follows:

	Three months ended
	May 31,
	2006	2005
		as restated
Net loss	$(3,576,000)	$(782,000)
Currency translation adjustment	480,000	(392,000)
Change in fair value of foreign currency forward contracts, net of tax	(824,000)	(1,897,000)

Total other comprehensive loss	$(3,920,000)	$(3,071,000)

H. Product Warranties
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

	Three months ended
	May 31,
	2006	2005
Beginning balance	$1,053,000	$1,173,000
Warranty accrual	257,000	162,000
Labor and material usage	(200,000)	(152,000)

Ending balance	$1,110,000	$1,183,000

I. Derivative Instruments and Hedging Activities
          The Company, at times, utilizes derivative financial instruments to manage its currency exchange rate and interest rate risks. The Company does not enter into these arrangements for trading or speculation purposes. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses.

	May 31, 2006		February 28, 2006
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$15,258,000	$(824,000)	—	—
          At May 31, 2006, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through January 2007.

J. Bank Borrowings
          On July 31, 2006, September 29, 2006 and October 31, 2006 the Company executed the Seventh, Eighth and Ninth amendments to its bank Credit Agreement, respectively. Each amendment granted the Company additional time to meet the Credit Agreement requirements regarding the reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Ninth amendment granted the Company until November 30, 2006 to report its audited results to the bank for the year ended February 28, 2006 and until the earlier of November 30, 2006 or five days after the delivery of the Company’s Form 10-K for the year ended February 28, 2006 to report its results for the quarters ended May 31 and August 31, 2006, respectively. The Company met the reporting deadline for the quarter ended May 31, 2006 and was in compliance with all restrictive covenants under its Credit Agreement at the time the results for the quarter ended May 31, 2006 were reported to the bank. The Company is currently in discussions with its bank to extend the deadline for reporting its results for the quarter ended August 31, 2006. Although the Company expects to receive an extension from its bank, it cannot give assurance that it will receive such extension.
          Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	May 31, 2006	February 28, 2006
U.S. bank revolving line of credit	$602,000	$4,229,000
European bank revolving line of credit	9,000	—

Total bank lines of credit	$611,000	$4,229,000

U.S. term loan	$140,000	$245,000
European term loans	2,342,000	2,416,000
Notes payable and capital lease obligations	38,000	55,000

Total debt and capital lease obligations	2,520,000	2,716,000
Less current portion	(1,235,000)	(1,306,000)

Total long-term debt and capital lease obligations	$1,285,000	$1,410,000

K. New Accounting Pronouncement
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” and elsewhere in this Form 10-Q. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-Q after the date of this Form 10-Q, except as required by law.
Restatement of Consolidated Financial Statements
     On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering and concluded that the accounting measurement dates for certain stock option awards during the fiscal years 1998 through 2005 were determined in error. As such, the Company’s management and the Audit Committee of the Board of Directors concluded that the Company’s consolidated financial statements for the fiscal years ended February 28/29, 2004 and 2005, should be restated to reflect the effects of additional stock-based compensation expense resulting from certain stock options granted during fiscal years ending February 28/29, 1998 to 2005 that were accounted for in error under generally accepted accounting principles. The following discussion and analysis has been amended, where necessary, to reflect the restatement described above in the “Restatement of Consolidated Financial Statements” Explanatory Note to this Report on Form 10-Q and in Note B to the consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.
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

Inventories
     Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Inventory reserves represented 17%, 16% and 17% of gross inventory value at February 28, 2006 and 2005 and February 29, 2004, respectively. Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to determining the net realizable value of its inventories.
Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income.
Income taxes
     A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Significant judgment is necessary in the determination of the recoverability of the Company’s deferred tax assets. Deferred tax assets are reviewed regularly for recoverability and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company’s deferred tax assets. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to the valuation of its deferred tax assets.
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
Overview
          Net sales during the first quarter of fiscal year 2007 were down slightly less than thirteen percent from the prior year’s first quarter. Sales of the Company’s various lines were mixed. Sales of the Company’s higher-end and mid-level Meade and Coronado branded telescope products were lower than the prior year due to softness in demand and some production delays as the Company continued its strategy to move to lower cost producers. Sales of digital camera binoculars were also lower than in the prior year quarter as the Company moved aggressively to work through its remaining inventories of those products. Management expects to continue to aggressively move inventories across many of its lines as it focuses on significant SKU reductions. Management expects demand for its higher-end and mid-level products to remain relatively steady through the remainder of the fiscal year. Sales of Bresser branded binoculars in Europe were lower as an uncharacteristically large order in the prior year was not repeated in the current year quarter. Management expects European revenues for the current fiscal year to be relatively consistent with the prior year. Sales of riflescopes were generally flat compared to the prior year quarter. Management does not expect sales of riflescopes to improve much over the prior year due to continuing supply problems. The Company is aggressively pursuing supply chain management improvements that include new internal management and an outsourced solution that it expects to be functioning in the latter part of the current fiscal year. Management believes demand for the Company’s innovative riflescopes is firm and that as the supply chain issues are resolved shipments of those products will increase. Partially offsetting the sales reductions during the quarter were improved sales of lower-end Meade brand telescopes.
Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005
          Net sales for the first quarter of fiscal 2006 were $18.7 million compared to $21.5 million for the first quarter of fiscal 2006, a decrease of 12.9%. The decrease in net sales from the prior year was principally due to a decrease of nearly $2 million in the Company’s mid to higher-end telescopes and related products and an over $2 million decrease in binocular sales. Partially offsetting those decreases was an approximately $1 million increase in sales of lower-end telescopes.
          Gross profit decreased from $6.0 million (27.8% of net sales) for the first quarter of fiscal 2006 to $3.4 million (18.3% of net sales) for the first quarter of fiscal 2007, a decrease of 42.4%. The dollar decrease followed the decrease in net sales for the quarter as well as the decreased gross margin for the quarter. The Company is aggressively reducing its SKU count, leading to lower gross margins on the SKU’s that are identified for elimination from the mix. Gross margins on riflescopes were lower in the current year period as the sales mix continued to be concentrated on lower-end, lower margin scopes. Costs related to inventory disposition also increased, particularly related to the disposition of product returns which negatively affected the current year margin as compared to the prior year.
          Selling, general and administrative expenses decreased from $6.6 million (30.6% of net sales) for the first quarter of fiscal 2006 to $6.4 million (34.2% of net sales) for the first quarter of fiscal 2007, a decrease of 2.6%. Selling expenses decreased approximately $0.3 million or 9.0% principally on lower outgoing freight on decreased sales volume and lower marketing and advertising costs. General and administrative expenses increased approximately $0.2 million or 5.5% on a slightly different mix of general and administrative expenses compared to the prior year quarter.
          ESOP contribution expense remained flat at approximately $0.1 million for each quarter presented (0.4% of net sales for the prior and current year quarter). The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
          Research and development expenses decreased from $0.4 million (1.7% of net sales) for the first quarter of fiscal 2006 to $0.3 million (1.7% of net sales) for the first quarter of fiscal 2007, a decrease of 11.4%. The decrease was principally due to a decrease in outside research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.
          Interest expense decreased from $0.2 million (1.0% of net sales) for the first quarter of fiscal 2006 to $0.1 million (0.5% of net sales) for the first quarter of fiscal 2007, a decrease of 51.5%. Although borrowing rates are higher in the current year than last year, interest expense decreased on lower borrowings.
          The effective tax rate for the quarter ended May 31, 2006 was significantly affected by recording a full valuation allowance to recognize the uncertainty of realizing any tax benefits generated during the quarter. The valuation allowance was recorded because there is insufficient objective evidence at this time to recognize those benefits for financial reporting purposes. Ultimate realization of any tax benefits is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.
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
Liquidity and Capital Resources
           For the three months ended May 31, 2006 the Company funded its operations principally by utilizing its cash on hand. Cash flow from operating activities was augmented by a decrease in inventories and an increase in accrued payables and taxes payable, partially offset by an increase in accounts receivable. The decrease in inventories was influenced by management focus on SKU reduction. Increases in accrued payables and taxes payable reflects timing of expenses incurred. The increase in accounts receivable reflects the timing of sales in the quarter as compared to the timing of sales in the fourth quarter of fiscal 2006 (fourth quarter 2006 sales were concentrated in the beginning of the quarter compared to first quarter 2007 sales that were not concentrated in any single month of the quarter). Working capital totaled approximately $37.4 million at May 31, 2006, compared to $41.8 million at February 28, 2006. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.
           The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at May 31, 2006 was approximately $9.0 million. Availability under the Company’s bank lines of credit as of mid November 2006 was approximately $10.0 million. On July 31, 2006, September 29, 2006 and October 31, 2006, the Company executed the Seventh, Eighth and Ninth amendments to its bank Credit Agreement, respectively. Each amendment granted the Company additional time to meet the Credit Agreement requirements regarding the reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Ninth amendment granted the Company until November 30, 2006 to report its audited results to the bank for the year ended February 28, 2006 and until the earlier of November 30, 2006 or five days after the delivery of the Company’s Form 10-K for the year ended February 28, 2006 to report its results for the quarters ended May 31 and August 31, 2006, respectively. The Company met the reporting deadline for the quarter ended May 31, 2006 and was in compliance with all restrictive covenants under its Credit Agreement at the time the results for the quarter ended May 31, 2006 were reported to the bank. The Company is currently in discussions with its bank to extend the deadline for reporting its results for the quarter ended August 31, 2006. Although the Company expects to receive an extension from its bank, it cannot give assurance that it will receive such extension. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.
          Capital expenditures, including financed purchases of equipment, aggregated $0.1 million and $0.3 million for the three month periods ended May 31, 2006 and 2005, respectively. The Company had no material capital expenditure commitments at May 31, 2006. On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006 based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005.
New Accounting Pronouncements
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
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
`

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
     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of May 31, 2006, the Company had the following forward exchange contracts outstanding.

	May 31, 2006		February 28, 2006
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$15,258,000	$(824,000)	—	—
     At May 31, 2006, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through January 2007.
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
     As a result of the findings described above, on August 25, 2006, Company management and the Company’s Board of Directors, concluded that certain of the Company’s financial statements required restatement, and in the Company’s Form 10-K for the year ended February 28, 2006 the following financial statements were restated, specifically: (i) the consolidated balance sheet as of February 28, 2005, and (ii) the consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended February 29, 2004 and February 28, 2005. The Company also restated the selected financial data as of and for the years ended February 28/29, 2005, 2004, 2003, and 2002, as well as the selected quarterly financial data for the quarters ended May 31, August 31, and November 30, 2004 and 2005, respectively, and the quarter ended February 28, 2005.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The Company determined that two material weaknesses in its internal control over financial reporting existed as of February 28, 2006. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors with regard to the accounting for certain stock option grants and resulted in the restatement of the Company’s consolidated financial statements and related disclosures, as described above. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness. The Company also determined that, as of February 28, 2006, it did not maintain adequate controls over the preparation, analysis, documentation, and review of the income tax provision calculation and related financial statement disclosures.
     These material weaknesses had not been remediated as of May 31, 2006 and therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.
Remediation of Material Weakness in Internal Control over Financial Reporting of Stock-Based Compensation Expense
     To address the findings of the independent investigation and the Company’s subsequent analysis which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to non-cash stock-based accounting, the Company agreed to implement a series of remedial actions during the third and fourth quarters of fiscal year 2007, including: (i) the institution of policies and procedures regarding the pricing and dating of option grants to new hires; (ii) the use of fixed, pre-determined dates for the issuance of options to employees and directors other than new hires; (iii) required documentation of approval of all option grants in Compensation Committee and/or Board minutes, not via the use of unanimous written consents; (iv) a prohibition against the exercise of discretionary authority by any employee over any aspect of the Company’s stock option plan; (v) the contemporaneous preparation and dating of Compensation Committee minutes and related documentation; and (vi) the utilization of nationally recognized stock option accounting software. Management believes that these corrective actions, taken as a whole, will mitigate the material weakness described above.
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
Changes in Internal Control over Financial Reporting.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
1.      The following purported shareholder derivative actions have been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:
a.      Barclay v. Diebel, et al., 06-CC-00205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices.
b.      Bryant v. Diebel, et al., 06-CC-00206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices.
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
3.      On September 28, 2006, Daniel Azari and Paul T. Jones, dba Star Instruments and RC Optical Systems, Inc., filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York. The complaint alleges the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file an answer to the complaint.
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
ITEM 1.A.      RISK FACTORS
     We do not believe there have been any material changes from the risk factors discussed in Item 1.A. of our Annual Report on Form 10-K for our fiscal year ended February 28, 2006.
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
     Sales to our ten largest customers accounted for between approximately 30% and 35% of total net sales for each of the three fiscal years ending February 28, 2006. We have also had significant single customers that have represented over 10% of our net sales. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experiences a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
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
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5.       OTHER INFORMATION
     Not applicable.
ITEM 6.       EXHIBITS
     Exhibits filed with this Form 10-Q.
1.	Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner

2.	Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen

3.	Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner

4.	Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 29, 2006

MEADE INSTRUMENTS CORP.
By:	/s/ STEVEN L. MUELLNER
Steven L. Muellner
President and Chief Executive Officer

By:	/s/ BRENT W. CHRISTENSEN
Brent W. Christensen
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner

31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner

32.2	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen