Form 10-Q
period 2006-08-31
MEADE INSTRUMENTS CORP
filed 2006-12-11
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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
Yes ☐ No ☑
     As of November 30, 2006, there were 20,086,355 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

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
     In this Form 10-Q, the Company is presenting the consolidated statement of operations and consolidated statement of cash flows for the quarter ended August 31, 2005 as restated.
     Except as expressly provided herein, all the information in this Form 10-Q is as of August 31, 2006 and does not reflect any subsequent information or events other than the restatement and error correction described above. For the convenience of the reader, the following item has been amended solely as a result of, and to reflect, the restatement and error correction described above.
Part I – Financial Information

MEADE INSTRUMENTS CORP.

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	February 28,
	2006	2006
ASSETS

Current assets:
Cash	$3,108,000	$7,589,000
Accounts receivable, less allowance for doubtful accounts of $658,000 at August 31, 2006 and $483,000 at February 28, 2006	15,901,000	16,822,000
Inventories	39,859,000	34,359,000
Prepaid expenses and other current assets	635,000	395,000

Total current assets	59,503,000	59,165,000
Goodwill	3,141,000	2,115,000
Acquisition-related intangible assets, net	4,850,000	5,018,000
Property and equipment, net	5,175,000	5,371,000
Other assets, net	186,000	571,000

	$72,856,000	$72,240,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$3,972,000	$4,229,000
Accounts payable	14,541,000	5,899,000
Accrued liabilities	7,784,000	5,773,000
Income taxes payable	753,000	133,000
Current portion of long-term debt and capital lease obligations	242,000	1,306,000

Total current liabilities	27,292,000	17,340,000

Long-term debt and capital lease obligations	1,239,000	1,410,000
Deferred income taxes	1,540,000	1,540,000
Deferred rent	155,000	222,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,090,000 and 20,004,000 shares issued and outstanding at August 31, 2006 and February 28, 2006, respectively	201,000	200,000
Additional paid-in capital	44,919,000	44,890,000
Retained earnings	(1,423,000)	8,086,000
Deferred stock compensation	(246,000)	(507,000)
Accumulated other comprehensive (loss) income	582,000	682,000

	44,033,000	53,351,000
Unearned ESOP shares	(1,403,000)	(1,623,000)

Total stockholders’ equity	42,630,000	51,728,000

	$72,856,000	$72,240,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
		as restated		as restated
Net sales	$18,585,000	$21,877,000	$37,331,000	$43,402,000
Cost of sales	15,674,000	16,870,000	30,971,000	32,403,000

Gross profit	2,911,000	5,007,000	6,360,000	10,999,000
Selling expenses	4,423,000	4,106,000	7,782,000	7,799,000
General and administrative expenses	3,994,000	3,041,000	7,039,000	5,921,000
ESOP expense	72,000	79,000	150,000	171,000
Research and development expenses	379,000	302,000	706,000	671,000

Operating loss	(5,957,000)	(2,521,000)	(9,317,000)	(3,563,000)
Interest expense	116,000	231,000	215,000	435,000

Loss before income taxes	(6,073,000)	(2,752,000)	(9,532,000)	(3,998,000)
Benefit for income taxes	(140,000)	(1,288,000)	(23,000)	(1,752,000)

Net loss	$(5,933,000)	$(1,464,000)	$(9,509,000)	$(2,246,000)

Basic and diluted loss per share	$(0.30)	$(0.08)	$(0.49)	$(0.12)

Weighted average number of shares outstanding — basic and diluted	19,610,000	19,317,000	19,557,000	19,285,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31,
	2006	2005
		as restated
Cash flows from operating activities:
Net loss	$(9,509,000)	$(2,246,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	902,000	1,149,000
Deferred rent amortization	(67,000)	(62,000)
ESOP contribution	150,000	171,000
Stock-based compensation	234,000	2,000
Changes in assets and liabilities:
Decrease in accounts receivable	1,111,000	(4,931,000)
Increase in inventories	(5,021,000)	(6,824,000)
Decrease (increase) in prepaid expenses and other assets	211,000	(402,000)
Increase in accounts payable	8,445,000	9,319,000
Increase in accrued liabilities	1,323,000	805,000
Increase (decrease) in income taxes payable	494,000	(2,729,000)

Net cash used in operating activities	(1,727,000)	(5,748,000)

Cash flows from investing activities:
Additional consideration paid for Coronado acquisition	(1,026,000)	—
Capital expenditures	(290,000)	(2,542,000)

Net cash used in investing activities	(1,316,000)	(2,542,000)

Cash flows from financing activities:
Net (payments) borrowings under bank lines of credit	(257,000)	5,590,000
Payments on long-term bank notes	(1,388,000)	(438,000)
Payments under capital lease obligations	(16,000)	(7,000)

Net cash (used in) provided by financing activities	(1,661,000)	5,145,000

Effect of exchange rate changes on cash	223,000	178,000

Net decrease in cash	(4,481,000)	(2,967,000)
Cash at beginning of period	7,589,000	3,929,000

Cash at end of period	$3,108,000	$962,000

Noncash investing and financing activities:
Issuance of restricted stock		$681,000
Financed purchase of equipment under capital lease		21,000
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
     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended August 31, 2006 and 2005, respectively, are not necessarily indicative of the operating results for the entire fiscal year.
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
     In the Company’s Form 10-K for the fiscal year ended February 28, 2006, the Company restated the financial statements described above. The Company’s Form 10-K for the fiscal year ended February 28, 2006 presents the effects of the error corrections back to the fiscal year ended February 28, 1998, the year in which the first error occurred. In this Form 10-Q, the consolidated statement of operations and statement of cash flows for the quarter ended August 31, 2005, are restated.
     The restatement adjustments for the additional stock-based compensation and rent expenses described above had no material effect on the quarter ended August 31, 2005 — net loss decreased by $10,000 with no material effect on any single line item in the body of the restated financial statements. The restatement adjustments had no effect on the previously reported net loss per share.
C. Stock Based Compensation
     Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to

Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months and six months ended August 31, 2006, was approximately $0.1 million and $0.2 million, respectively. Due to deferred tax valuation allowances provided during the quarter, no net benefit was recorded against the share-based compensation charged during the period.
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended August 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
For the three and six months ended August 31, 2006

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
     The Company did not recognize compensation expense for employee share-based awards for the three months ended August 31, 2005, when the exercise price of the stock awards equaled the market price of the underlying stock on the date of grant. The Company recognized compensation expense under APB 25 for certain stock options with exercise prices below fair market value on the date of grant, and for the fair value of restricted stock.
     The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for disclosure only. The following table illustrates pro forma net income and net loss per share for the three and six months ended August 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2005	2005	2005
	as reported	as restated	as reported	as restated
Reported net loss	$(1,474,000)	$(1,464,000)	$(2,267,000)	$(2,246,000)
Compensation cost, net of tax under APB 25	31,000	40,000	35,000	49,000
Compensation cost, net of tax under SFAS 123	(118,000)	(87,000)	(213,000)	(353,000)

Pro forma net loss	$(1,561,000)	$(1,511,000)	$(2,445,000)	$(2,550,000)

Reported net loss per share — basic and diluted	$(0.08)	$(0.08)	$(0.12)	$(0.12)

Pro forma net loss per share — basic and diluted	$(0.08)	$(0.08)	$(0.13)	$(0.13)

     The fair value of the Company’s stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:
For the three and six months ended August 31, 2005

Expected life	6.0 years
Expected volatility	33%
Risk-free interest rate	4.0%
Expected dividends	None
     As of August 31, 2006 there was approximately $1.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over the weighted-average period of approximately 4 years.
D. Composition of Certain Balance Sheet Accounts
     The composition of inventories is as follows:

	August 31,	February 28,
	2006	2006
Raw materials	$5,677,000	$6,895,000
Work-in-process	4,722,000	4,871,000
Finished goods	29,460,000	22,593,000

	$39,859,000	$34,359,000

     The composition of acquisition-related intangible assets is as follows:

	August 31,	February 28,
	2006	2006
Brand names — non-amortizing	$2,041,000	$2,041,000

Trademarks	1,938,000	1,938,000
Customer relationships	1,390,000	1,390,000
Completed technologies	1,620,000	1,620,000
Other	56,000	56,000
Accumulated amortization	(2,195,000)	(2,027,000)

Total amortizing acquisition-related intangible assets	2,809,000	2,977,000

Total acquisition-related intangible assets	$4,850,000	$5,018,000

Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2007	$336,000
2008	336,000
2009	336,000
2010	336,000
2011	336,000
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
     On September 28, 2006 a complaint was filed against the Company and certain of the Company’s dealers in the United States District Court for the Southern District of New York. The essence of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, the plaintiffs filed an amended complaint, adding claims for violation of the Lanham Act. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file an answer to the complaint. This case is in its early stages. Due to the preliminary status of this case and the uncertainties of litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome in this case and therefore, is unable to estimate the effect of this litigation on the financial position, results of operations or cash flows of the Company.
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
     The total number of options and restricted shares outstanding were as follows:

	August 31,	February 28,
	2006	2006
Stock options outstanding	3,688,000	3,844,000
Restricted shares outstanding	105,000	247,500
     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Basic weighted average number of shares	19,610,000	19,317,000	19,557,000	19,285,000
Dilutive potential shares of common stock	—	—	—	—

Diluted weighted average number of shares outstanding	19,610,000	19,317,000	19,557,000	19,285,000
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	3,688,000	3,327,000	3,688,000	3,325,000
Potential shares of common stock excluded from the calculation of weighted average shares	203,000	41,000	168,000	47,000

     Weighted average shares for the three month and six month periods ended August 31, 2006 and 2005, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.
G. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at August 31, 2006, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three and six months ended August 31, 2006 and 2005, respectively, the Company had other comprehensive income (loss) as follows:

	For the three months ended August 31,			For the six months ended August 31
	2006	2005	2005	2006	2005	2005
		as reported	as restated		as reported	as restated
Net loss	$(5,933,000)	$(1,474,000)	$(1,464,000)	$(9,509,000)	$(2,267,000)	$(2,246,000)
Currency translation adjustments	1,000	(122,000)	(122,000)	481,000	(514,000)	(514,000)
Change in fair value of foreign currency forward contracts, net of tax	243,000	539,000	539,000	(581,000)	(1,358,000)	(1,358,000)

Total other comprehensive loss	$(5,689,000)	$(1,057,000)	$(1,047,000)	$(9,609,000)	$(4,139,000)	$(4,118,000)

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

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Beginning balance	$1,110,000	$1,183,000	$1,053,000	$1,173,000
Warranty accrual	185,000	24,000	442,000	186,000
Labor and material usage	(162,000)	(105,000)	(362,000)	(257,000)

Ending balance	$1,133,000	$1,102,000	$1,133,000	$1,102,000

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

	August 31, 2006		February 28, 2006
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$10,452,000	$(581,000)	—	—

     At August 31, 2006, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through January 2007.
J. Bank Borrowings
     On July 31, September 29, October 31, and November 30, 2006 the Company executed the Seventh, Eighth, Ninth and Tenth amendments to its U.S. bank Credit Agreement, respectively. The Seventh, Eighth and Ninth amendments granted the Company additional time to meet the Credit Agreement requirements regarding reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Company met those reporting deadlines with the filing of its Form 10-K for the year ended February 28, 2006 and the filing of its Form 10-Q for the quarter ended May 31, 2006. The Tenth amendment granted the Company until December 15, 2006 to report its quarterly results to the bank for the quarter ended August 31, 2006. The Company met the reporting deadline for the quarter ended August 31, 2006 and was in compliance with all restrictive covenants under its Credit Agreement at the time the results for the quarter ended August 31, 2006 were reported to the bank.
     Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	August 31, 2006	February 28, 2006
U.S. bank revolving line of credit	$3,972,000	$4,229,000

U.S. term loan	$35,000	$245,000
European term loans	1,411,000	2,416,000
Notes payable and capital lease obligations	35,000	55,000

Total debt and capital lease obligations	1,481,000	2,716,000
Less current portion	(242,000)	(1,306,000)

Total long-term debt and capital lease obligations	$1,239,000	$1,410,000

K. Income Taxes
     For the year ended February 28, 2006 the Company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, “Accounting for Income Taxes,” that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended August 31, 2006, the Company has not changed its assessment regarding the realizability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
L. New Accounting Pronouncements
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company accepts product returns. Product returns are principally related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns have been within management’s estimates and, for the lower-end Meade branded products, were approximately 18% of gross sales of such products for the year ended February 28, 2006, and approximately 20% of gross sales of such products for the years ended February 28, 2005 and, February 29, 2004, respectively. However, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to sales return estimates. Management is currently reviewing its return policies and is shifting its approach to one that it expects will eliminate consignment type arrangements and with buyer incentives, if necessary, will minimize returns. The Company estimates those incentives at the time of the sale, based upon the factors described above and records revenues net of estimated incentives.

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
Overview
     Net sales during the second quarter of fiscal year 2007 were down approximately 15% from the prior year’s second quarter. Sales were down across most of the Company’s various lines. Sales of the Company’s higher-end and mid-level Meade and Coronado branded telescope products were lower than the prior year due to softness in demand and production delays as the Company continued its strategy to move to lower-cost producers. Sales of digital camera binoculars were also lower than in the prior year quarter and the Company moved aggressively to work through its remaining inventories of those products. Management expects to continue to aggressively move inventories across many of its lines as it continues to focus on significant SKU reductions. Management expects demand for its higher-end and mid-level products to remain relatively steady through the remainder of the fiscal year. Sales at the Company’s European operation were down slightly during the quarter; however, management expects European revenues for the current fiscal year to be relatively consistent with the prior year. Sales of riflescopes were down compared to the prior year quarter. Management does not expect annual sales of riflescopes to improve much over the prior year due to continuing supply problems. The Company is aggressively pursuing supply chain management improvements that include new internal management and an outsourced solution that it expects to be begin functioning in the latter part of the current fiscal year. Management believes demand for the Company’s innovative riflescopes is firm and that as the supply chain issues are resolved shipments of those products will increase.
Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005
     Net sales for the second quarter of fiscal 2007 were $18.6 million compared to $21.9 million for the second quarter of fiscal 2006, a decrease of 15.0%. Sales of the company’s higher-end telescope and telescope accessory products decreased by over $1 million compared to the prior year period principally due to softness in demand and production delays. Sales of binoculars were down over $1 million compared to the prior year, principally on lower sales of digital camera binoculars as the Company worked through its inventories of those products. Riflescopes were also down approximately $1 million on continued supply problems.
     Gross profit decreased from $5.0 million (22.9% of net sales) for the second quarter of fiscal 2006 to $2.9 million (15.7% of net sales) for the second quarter of fiscal 2007, a decrease of 41.9%. The dollar decrease in gross profit followed the decrease in net sales for the quarter as well as the decreased gross margin for the quarter. The Company is aggressively reducing its SKU count, leading to lower gross margins on the SKU’s that are identified for elimination from the mix. Costs related to inventory disposition also increased, particularly related to the disposition of product returns which negatively affected the current year margin as compared to the prior year. Current year period gross margins on riflescopes were down slightly compared to the prior year, remaining low as production continued to be concentrated on lower-end, easier to build, product. Inbound air-freight on the Company’s riflescopes also continued to depress margins. Gross margins were also down at the Company’s European operations where sales mix has shifted towards lower margin product.
     Selling expenses increased from $4.1 million (18.8% of net sales) for the second quarter of fiscal 2006 to $4.4 million (23.8% of net sales) for the second quarter of fiscal 2007, an increase of 7.7%. The increase was primarily due to severance costs of approximately $0.3 million in the current year quarter that were not incurred in the prior year period.
     General and administrative expenses increased from $3.0 million (13.9% of net sales) for the second quarter of fiscal 2006 to $4.0 million (21.5% of net sales) for the second quarter of fiscal 2007, an increase of 31.3%. The increase was principally due to (i) severance costs of approximately $0.3 million, (ii) legal fees of approximately $0.4 million principally related to the Company’s internal stock option investigation and(iii) stock option compensation of approximately $0.1 million. Miscellaneous other expenses make up the balance of the increase.
     ESOP contribution expense remained flat at approximately $0.1 million (0.4% and 0.4% of net sales for the prior and current year quarter, respectively) for each quarter presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses increased from $0.3 million (1.4% of net sales) for the second quarter of fiscal 2006 to $0.4 million (2.0% of net sales) for the second quarter of fiscal 2007, an increase of 25.5%. The increase was principally due to an increase in the development of new products slated for market introduction during the fiscal year ending 2008.
     Interest expense decreased from approximately $0.2 million (1.1% of net sales) for the second quarter of fiscal 2006 to $0.1 million (0.6% of net sales) for the second quarter of fiscal 2007, a decrease of 49.8%. Although borrowing rates are higher in the current year than last year, interest expense decreased on lower average borrowings.
     The effective tax rate for the quarter ended August 31, 2006 was significantly affected by recording a full valuation allowance to recognize the uncertainty of realizing any tax benefits generated during the quarter. The valuation allowance was recorded because there is insufficient objective evidence at this time to recognize those benefits for financial reporting purposes. Ultimate realization of any tax benefits is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

     Six Months Ended August 31, 2006 Compared to Six Months Ended August 31, 2005
     Net sales for the six months ended August 31, 2006 were $37.3 million compared to $43.4 million for the comparable prior year period, a decrease of 14.0%. Sales of the Company’s mid to higher-end telescope and telescope accessory products decreased by approximately $3 million from the prior year period principally due to softness in demand and production delays as the Company moved production of several of these products to Asia. Sales of binoculars were down approximately $3 million from the prior year, principally due to an uncharacteristically large order in Europe in the prior year that was not repeated in the current year period and lower sales of digital camera binoculars as the Company worked through its inventories of those products. Riflescope sales were down approximately $1 million due to continued supply problems. Partially offsetting those decreases was an approximately $1 million increase in sales of lower end telescopes.
     Gross profit decreased from $11.0 million (25.3% of net sales) for the six months ended August 31, 2005 to $6.4 million (17.0% of net sales) for the comparable current year period, a decrease of 42.2%. The dollar decrease in gross profit followed the decrease in net sales for the period as well as the decreased gross margin for the period. The Company is aggressively reducing its SKU count, leading to lower gross margins on the SKU’s that are identified for elimination from the mix. Costs related to inventory disposition also increased, particularly related to the disposition of product returns which negatively affected the current year margin as compared to the prior year. Current year period gross margins on riflescopes were down slightly compared to the prior year, remaining low as production continued to be concentrated on lower-end, easier to build, product. Inbound air-freight on the Company’s riflescopes also continued to depress margins. Gross margins were also down at the Company’s European operations where sales mix has shifted towards lower margin product.
     Selling expenses were flat at $7.8 million for each period presented representing 20.8% and 18.0% of net sales for the six months ended August 31, 2006 and 2005, respectively. Selling expenses increased during the period by $0.3 million due to severance costs which were offset by decreases in outgoing freight on lower sales volume and lower marketing and advertising costs.
     General and administrative expenses increased from $5.9 million (13.6% of net sales) for the six months ended August 31, 2005 to $7.0 million (18.9% of net sales) for the comparable current year period, an increase of 18.9%. The increase was principally due to (i) severance costs of approximately $0.3 million, (ii) legal fees of approximately $0.4 million principally related to the Company’s internal stock option investigation and (iii) stock option compensation of approximately $0.1 million. Miscellaneous other expenses make up the balance of the increase.
     ESOP contribution expense remained relatively flat at approximately $0.2 million (0.4% of net sales for each period presented). The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expense remained flat at approximately $0.7 million (1.9% and 1.5% of net sales for the current year and prior year periods, respectively). Research and development expenses are currently concentrated on the development of new products slated for market introduction during the fiscal year ending 2008.
     Interest expense decreased from approximately $0.4 million (1.0% of net sales) for the prior year period to $0.2 million (0.6% of net sales) for current year period, a decrease of 50.6%. Although borrowing rates are higher in the current year than last year, interest expense decreased on lower average borrowings.
     The effective tax rate for the period ended August 31, 2006 was significantly affected by recording a full valuation allowance to recognize the uncertainty of realizing any tax benefits generated during the quarter. The valuation allowance was recorded because there is insufficient objective evidence at this time to recognize those benefits for financial reporting purposes. Ultimate realization of any tax benefits is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.
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
Liquidity and Capital Resources
     For the six months ended August 31, 2006 the Company funded its operations principally by utilizing its cash on hand. Cash flow from operating activities was affected principally by an increase in inventories offset by an increase in accounts payable. The increase in inventories was expected and is typical for this time of the fiscal year as the Company prepares for third quarter shipments. A substantial portion of the Company’s net sales typically occurs in the third quarter primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. Inventories tend to increase in the second quarter in anticipation of third quarter sales. The increase in accounts payable was principally used to fund the increased inventory levels and a slight increase in accounts receivable. Working capital totaled approximately $32.3 million at August 31, 2006, compared to $41.8 million at February 28, 2006. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.
     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at August 31, 2006 was over $8.0 million. Availability under the Company’s bank lines of credit as of late November 2006 was approximately $10.0 million. On July 31, September 29, October 31, and November 30, 2006 the Company executed the Seventh, Eighth, Ninth and Tenth amendments to its U.S. bank Credit Agreement, respectively. The Seventh, Eighth and Ninth amendments granted the Company additional time to meet the Credit Agreement requirements regarding reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Company met those reporting deadlines with the filing of its Form 10-K for the year ended February 28, 2006 and the filing of its Form 10-Q for the quarter ended May 31, 2006. The Tenth amendment granted the Company until December 15, 2006 to report its quarterly results to the bank for the quarter ended August 31, 2006. The Company met the reporting deadline for the quarter ended August 31, 2006 and was in compliance with all restrictive covenants under its Credit Agreement at the time the results for the quarter ended August 31, 2006 were reported to the bank.
     In the event the Company’s plans require more capital than is presently anticipated, or in the event the Company requires amendments to the covenants or other terms and conditions of credit agreement that it is unable to secure from its bank , additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.
     Capital expenditures, including financed purchases of equipment, aggregated $0.3 million and $2.5 million for the six month period ended August 31, 2006 and 2005, respectively. The Company had no material capital expenditure commitments at August 31, 2006. On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006 based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. The $2.5 million expenditure during the prior year period was principally related to the purchase of a new building to house the Company’s European operation.
New Accounting Pronouncements
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
Forward-Looking Information
     The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers and end the downward trend in telescope sales; the Company’s ability to develop and grow the Simmons business; the Company’s ability to integrate and grow the Coronado business: the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in certain industrial applications such as digital imaging; and the Company’s expectation that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company conducts business in a number of foreign countries and is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in the Euro. Business activities in various currencies expose the Company to the risk that the eventual net United States dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. In prior years, foreign currency fluctuations have not had a material impact on Meade’ s revenues or results of operations. There can be no assurance that European or other currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.
     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Far Eastern suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of August 31, 2006, the Company had the following forward exchange contracts outstanding.

	August 31, 2006		February 28, 2006
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$10,452,000	$(581,000)	—	—
     At August 31, 2006, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through January 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     The Company’s management (with the participation of our then Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended November 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.

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
     On May 24, 2006, the Company initiated an independent evaluation of the Company’s stock option grant practices following an article appearing in the Wall Street Journal on May 22, 2006. A Special Committee of the Audit Committee of the Board of Directors, with the assistance of independent outside counsel, evaluated all stock option awards since the Company’s initial public offering. The Special Committee determined that there existed certain flaws in the Company’s option approval and pricing processes, particularly relating to the use of “unanimous written consents” executed by members of the Company’s Board of Directors in connection with otherwise undocumented verbal approvals by the Company’s compensation committee. In addition, it determined that in certain instances management exercised discretion in setting the grant date for options on dates subsequent to obtaining verbal authorization from the Company’s Board of Directors, which was inconsistent with the terms of the Company’s stock option plan. While the Special Committee concluded that incorrect measurement dates were used in several instances, the Special Committee did not find evidence demonstrating that stock options were “backdated” to coincide with low stock prices. Rather, most of the measurement dates that require adjustment, require such adjustment because there is a lack of contemporaneous evidence confirming approval on those original measurement dates which were originally evidenced by unanimous written consents of the Board, and to ensure that the new measurement dates coincide with the date of formal and final Board action to grant the options. The Special Committee’s independent investigation, therefore, identified certain stock options granted during fiscal years 1998 through 2005 that were accounted for in error. The options identified consisted of: (i) options to purchase an aggregate of 720,000, 600,000, 3,000, 859,000 and 20,000 shares of Company common stock granted, in the aggregate, to fifty-eight employees, during the fiscal years ended February 28/29, 1998, 2001, 2002, 2003 and 2005, respectively, where from a review of supporting records, including unanimous written consents of the Company’s Board of Directors (the “Board”) and minutes of Board and committee meetings, as well as other documentation such as SEC filings and other contemporaneous material, the option grants were not ultimately determined and approved with finality until dates subsequent to the original grant date, (ii) options to purchase an aggregate of 815,000 and 555,000 shares of Company common stock granted, in the aggregate, to thirty-six employees, during the fiscal years ended February 28/29, 2000 and 2001, respectively, where from a review of supporting records, including unanimous written consents of the Board and minutes of Board and committee meetings, as well as other documentation such as SEC filings and other contemporaneous material, the option grants were determined and approved with finality on dates prior to the original grant date, and (iii) options to purchase an aggregate of 236,500 shares of Company common stock granted to fourteen new employees covering a period beginning in fiscal 1998 through fiscal 2005, in which the actual employment date was not used to price the options, which was inconsistent with certain provisions of the Company’s governing stock award plan.
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
     These material weaknesses had not been remediated as of August 31, 2006 and therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.
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
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3. On September 28, 2006, Daniel Azari and Paul T. Jones, dba Star Instruments and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file a response to the complaint. .
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
     In addition to the above, the Company is involved from time to time in litigation incidental to its business. Management believes that theoutcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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
     A significant potion of our net sales during the year are derived from sales of products manufactured in foreign countries, with most manufactured in China. We also sell our products in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following risks: political and social unrest, including that related to the U.S. military presence in Iraq; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages, transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers, exposure to different legal standards (particularly with respect to intellectual property), compliance with foreign laws, and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
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
4. Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 11, 2006

MEADE INSTRUMENTS CORP.

By:	/s/ STEVEN L. MUELLNER

Steven L. Muellner
President and Chief Executive Officer

By:	/s/ BRENT W. CHRISTENSEN

Brent W. Christensen
Senior Vice President, Finance and
Chief Financial Officer