Form 10-Q
period 2006-11-30
MEADE INSTRUMENTS CORP
filed 2007-01-16
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
     In this Form 10-Q, the Company is presenting the consolidated statement of operations and consolidated statement of cash flows for the quarter ended November 30, 2005, as restated.
     Except as expressly provided herein, all the information in this Form 10-Q is as of November 30, 2006 and does not reflect any subsequent information or events other than the restatement and error correction described above. For the convenience of the reader, the following item has been amended solely as a result of, and to reflect, the restatement and error correction described above.
Part I – Financial Information

MEADE INSTRUMENTS CORP.

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	February 28,
	2006	2006
ASSETS

Current assets:
Cash	$893,000	$7,589,000
Accounts receivable, less allowance for doubtful accounts of $746,000 at November 30, 2006 and $483,000 at February 28, 2006	43,387,000	16,822,000
Inventories	28,246,000	34,359,000
Prepaid expenses and other current assets	1,044,000	395,000

Total current assets	73,570,000	59,165,000
Goodwill	3,141,000	2,115,000
Acquisition-related intangible assets, net	4,766,000	5,018,000
Property and equipment, net	5,098,000	5,371,000
Other assets, net	159,000	571,000

	$86,734,000	$72,240,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$20,567,000	$4,229,000
Accounts payable	11,277,000	5,899,000
Accrued liabilities	7,535,000	5,773,000
Income taxes payable	1,993,000	133,000
Current portion of long-term debt and capital lease obligations	212,000	1,306,000

Total current liabilities	41,584,000	17,340,000

Long-term debt and capital lease obligations	1,222,000	1,410,000
Deferred income taxes	1,540,000	1,540,000
Deferred rent	122,000	222,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,090,000 and 20,004,000 shares issued and outstanding at November 30, 2006 and February 28, 2006, respectively	201,000	200,000
Additional paid-in capital	44,983,000	44,890,000
Retained earnings	(2,604,000)	8,086,000
Deferred stock compensation	(196,000)	(507,000)
Accumulated other comprehensive income	1,157,000	682,000

	43,541,000	53,351,000
Unearned ESOP shares	(1,275,000)	(1,623,000)

Total stockholders’ equity	42,266,000	51,728,000

	$86,734,000	$72,240,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
		as restated		as restated
Net sales	$48,498,000	$53,092,000	$85,829,000	$96,494,000
Cost of sales	38,189,000	38,424,000	69,160,000	70,827,000

Gross profit	10,309,000	14,668,000	16,669,000	25,667,000
Selling expenses	5,502,000	6,528,000	13,284,000	14,327,000
General and administrative expenses	3,866,000	3,010,000	10,905,000	8,931,000
ESOP expense	79,000	91,000	229,000	262,000
Research and development expenses	467,000	395,000	1,173,000	1,066,000

Operating income (loss)	395,000	4,644,000	(8,922,000)	1,081,000
Interest expense	277,000	419,000	492,000	854,000

Income (loss) before income taxes	118,000	4,225,000	(9,414,000)	227,000
Provision for income taxes	1,299,000	2,744,000	1,276,000	992,000

Net income (loss)	$(1,181,000)	$1,481,000	$(10,690,000)	$(765,000)

Basic and diluted income (loss) per share	$(0.06)	$0.08	$(0.55)	$(0.04)

Weighted average number of shares outstanding — basic	19,641,000	19,410,000	19,585,000	19,326,000

Weighted average number of shares outstanding —diluted	19,641,000	19,446,000	19,585,000	19,326,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30,
	2006	2005
		as restated
Cash flows from operating activities:
Net loss	$(10,690,000)	$(765,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,204,000	1,853,000
Deferred rent amortization	(100,000)	(95,000)
Valuation allowance on deferred taxes		936,000
ESOP contribution	229,000	262,000
Stock-based compensation	383,000	2,000
Changes in assets and liabilities:
Increase in accounts receivable	(25,248,000)	(30,254,000)
Decrease in inventories	6,556,000	4,666,000
Decrease (increase) in prepaid expenses and other assets	(187,000)	71,000
Increase in accounts payable	5,141,000	12,027,000
Increase in accrued liabilities	1,371,000	1,475,000
Increase (decrease) in income taxes payable	1,639,000	(898,000)

Net cash used in operating activities	(19,702,000)	(10,720,000)

Cash flows from investing activities:
Additional consideration paid for Coronado acquisition	(1,026,000)	—
Capital expenditures	(303,000)	(2,634,000)

Net cash used in investing activities	(1,329,000)	(2,634,000)

Cash flows from financing activities:
Net borrowings under bank lines of credit	15,763,000	9,618,000
Borrowing on long-term bank notes	—	1,643,000
Payments on long-term bank notes	(1,467,000)	(612,000)
Payments under capital lease obligations	(20,000)	(10,000)

Net cash provided by financing activities	14,276,000	10,639,000

Effect of exchange rate changes on cash	59,000	(280,000)

Net decrease in cash	(6,696,000)	(2,995,000)
Cash at beginning of period	7,589,000	3,929,000

Cash at end of period	$893,000	$934,000

Non-cash investing and financing activities:
Issuance of restricted stock	—	$681,000
Financed purchase of equipment under capital lease	—	21,000
See accompanying notes to consolidated financial statements

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
     The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2006 and 2005, respectively, are not necessarily indicative of the operating results for the entire fiscal year.
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
     In the Company’s Form 10-K for the fiscal year ended February 28, 2006, the Company restated the financial statements described above. The Company’s Form 10-K for the fiscal year ended February 28, 2006 presents the effects of the error corrections back to the fiscal year ended February 28, 1998, the year in which the first error occurred. In this Form 10-Q, the consolidated statements of operations and statements of cash flows for the periods ended November 30, 2005, are restated.
     The restatement adjustments for the additional stock-based compensation and rent expenses described above had no material effect on the quarter ended November 30, 2005 — net income increased by $17,000 with no material effect on any single line item in the body of the restated financial statements. The restatement adjustments had no effect on the previously reported net income per share for the quarter.

C. Stock Based Compensation
     Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months and nine months ended November 30, 2006, were approximately $0.2 million and $0.4 million, respectively. Due to deferred tax valuation allowances provided during the quarter, no net benefit was recorded against the share-based compensation charged during the period.
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended November 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
For the three and nine months ended November 30, 2006

Expected life (1)	6.2 years
Expected volatility (2)	73%
Risk-free interest rate (3)	4.7%
Expected dividends	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The Company did not recognize compensation expense for employee share-based awards for the periods ended November 30, 2005, when the exercise price of the stock awards was greater than or equal to the market price of the underlying stock on the date of grant. The Company recognized compensation expense under APB 25 for certain stock options with exercise prices below fair market value on the date of grant, and for the fair value of restricted stock.
     The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for disclosure only. The following table illustrates pro forma net income and net loss per share for the three and nine months ended November 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2005	2005	2005
	as reported	as restated	as reported	as restated
Reported net income (loss)	$1,464,000	$1,481,000	$(803,000)	$(765,000)
Compensation cost, net of tax under APB 25	33,000	35,000	120,000	141,000
Compensation cost, net of tax under SFAS 123	(126,000)	(93,000)	(391,000)	(446,000)

Pro forma net income (loss)	$1,371,000	$1,423,000	$(1,074,000)	$(1,070,000)

Reported net income (loss) per share — basic and diluted	$0.08	$0.08	$(0.04)	$(0.04)

Pro forma net income (loss) per share — basic and diluted	$0.07	$0.07	$(0.06)	$(0.06)

     The fair value of the Company’s stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:
For the three and nine months ended November 30, 2005

Expected life	6.0 years
Expected volatility	33%
Risk-free interest rate	4.0%
Expected dividends	None
     As of November 30, 2006 there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years.
D. Composition of Certain Balance Sheet Accounts
     The composition of inventories is as follows:

	November 30,	February 28,
	2006	2006
Raw materials	$4,606,000	$6,895,000
Work-in-process	3,381,000	4,871,000
Finished goods	20,259,000	22,593,000

	$28,246,000	$34,359,000

     The composition of acquisition-related intangible assets is as follows:

	November 30,	February 28,
	2006	2006
Brand names — non-amortizing	$2,041,000	$2,041,000

Trademarks	1,938,000	1,938,000
Customer relationships	1,390,000	1,390,000
Completed technologies	1,620,000	1,620,000
Other	56,000	56,000
Accumulated amortization	(2,279,000)	(2,027,000)

Total amortizing acquisition-related intangible assets	2,725,000	2,977,000

Total acquisition-related intangible assets	$4,766,000	$5,018,000

     Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2007	$336,000
2008	336,000
2009	336,000
2010	336,000
2011	336,000
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
     On September 28, 2006 a complaint was filed against the Company and certain of the Company’s dealers in the United States District Court for the Southern District of New York. The essence of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, the plaintiffs filed an amended complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file an answer to the complaint. This case is in its early stages. Due to the preliminary status of this case and the uncertainties of litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome in this case and therefore, is unable to estimate the effect of this litigation on the financial position, results of operations or cash flows of the Company.
     On October 6, 2006 two complaints were filed against the Company’s Board of Directors and certain of its current and former officers, in the California Superior Court. Each claim asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment and violation of the California Corporations Code in connection with the Company’s option granting practices. On November 22, 2006 the court consolidated these two complaints. Under the consolidation order, the plaintiffs are expected to file a consolidated complaint by calendar end 2006, and the defendants can file a motion to dismiss by February 5, 2007. This case is in its early stages. Due to the preliminary status of this case and the uncertainties of litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome in these cases and therefore, is unable to estimate the effect of this litigation on the financial position, results of operations or cash flows of the Company.
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
     The total number of options and restricted shares outstanding were as follows:

	November 30,	February 28,
	2006	2006
Stock options outstanding	2,864,000	3,844,000
Restricted shares outstanding	100,000	247,500
     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Basic weighted average number of shares	19,641,000	19,410,000	19,585,000	19,326,000
Dilutive potential shares of common stock	—	36,000	—	—

Diluted weighted average number of shares outstanding	19,641,000	19,446,000	19,585,000	19,285,000
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	2,864,000	3,310,000	2,536,000	3,439,000
Potential shares of common stock excluded from the calculation of weighted average shares	134,000	—	157,000	49,000
     Weighted average shares for the three month and nine month periods ended November 30, 2006 and the nine months ended November 30, 2005, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.
G. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at November 30, 2006, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three and nine months ended November 30, 2006 and 2005, respectively, the Company had other comprehensive income (loss) as follows:

	Three months ended November 30,			Nine months ended November 30,
	2006	2005	2005	2006	2005	2005
		as reported	as restated		as reported	as restated
Net income (loss)	$(1,181,000)	$1,464,000	$1,481,000	$(10,690,000)	$(803,000)	$(765,000)
Currency translation adjustments	233,000	(310,000)	(310,000)	714,000	(824,000)	(824,000)
Change in fair value of foreign currency forward contracts, net of tax	342,000	1,082,000	1,082,000	(239,000)	(276,000)	(276,000)

Total other comprehensive income (loss)	$(606,000)	$2,236,000	$2,253,000	$(10,215,000)	$(1,903,000)	$(1,865,000)

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

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Beginning balance	$1,133,000	$1,102,000	$1,053,000	$1,173,000
Warranty accrual	148,000	180,000	590,000	365,000
Labor and material usage	(126,000)	(261,000)	(488,000)	(517,000)

Ending balance	$1,155,000	$1,021,000	$1,155,000	$1,021,000

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

	November 30, 2006		February 28, 2006
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$6,021,000	$(239,000)	—	—
     At November 30, 2006, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2007.
J. Bank Borrowings
     On July 31, September 29, October 31, and November 30, 2006 the Company executed the Seventh, Eighth, Ninth and Tenth amendments to its U.S. bank Credit Agreement, respectively. The Seventh, Eighth and Ninth amendments granted the Company additional time to meet the Credit Agreement requirements regarding reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Company met those reporting deadlines with the filing of its Form 10-K for the year ended February 28, 2006 and the filing of its Form 10-Q for the quarter ended May 31, 2006. The Tenth amendment granted the Company until December 15, 2006 to report its quarterly results to the bank for the quarter ended August 31, 2006. The Company met the reporting deadline for the quarter ended August 31, 2006. The Company was in compliance with all restrictive covenants under its Credit Agreement for the period ended November 30, 2006.

     Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	November 30, 2006	February 28, 2006
U.S. bank revolving line of credit	$8,917,000	$4,229,000
European bank revolving line of credit	11,650,000	—

Total bank revolving lines of credit	$20,567,000	$4,229,000

U.S. term loan	$—	$245,000
European term loans	1,404,000	2,416,000
Notes payable and capital lease obligations	30,000	55,000

Total debt and capital lease obligations	1,434,000	2,716,000
Less current portion	(212,000)	(1,306,000)

Total long-term debt and capital lease obligations	$1,222,000	$1,410,000

K. Income Taxes
     For the year ended February 28, 2006 the Company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, “Accounting for Income Taxes,” that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended November 30, 2006, the Company has not changed its assessment regarding the realizability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
L. New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 in fiscal 2008 to have any impact on its results of operations or financial position as the Company does not currently have any defined benefit postretirement plans.
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
Overview
     Net sales during the third quarter of fiscal year 2007 were down approximately 9% from the prior year’s third quarter. Sales were down across many of the Company’s Meade, Coronado and Simmons branded products. Worldwide sales of the Company’s higher-end and mid-level Meade and Coronado branded telescope products were lower than the prior year due to softness in demand and production delays primarily due to the Company’s strategy to move to lower-cost producers. Sales of the Company’s lower-end products in the U.S. were down compared to the prior year as demand softened in the mass merchant channel. However, sales of the Company’s lower-end Bresser branded product were up in Europe principally due to increased orders from a significant European customer. Sales of binoculars in the U.S were also lower than in the prior year quarter, while sales of binoculars in Europe increased. Sales and margins were also impacted by management’s continued emphasis on SKU reduction which it expects to continue to focus on in future quarters. Due to the increased sales to a significant customer in Europe, sales at the Company’s European operation were up during the quarter; however, due to the timing of sales in Europe, management expects European revenues for the current fiscal year to be relatively consistent with the prior year. Sales of riflescopes were up slightly compared to the prior year quarter. Management does not expect annual sales of riflescopes to improve much over the prior year due to continuing supply problems. However, the Company’s supplier of riflescopes is currently producing quantities that, the Company believes, will begin to increase the Company’s inventories of riflescopes and will allow the Company to better meet the demands of its riflescope customers in the coming fiscal year. The Company has and continues to aggressively pursue supply chain management improvements that include new internal management and an outsourced solution that it expects to begin functioning in the latter part of the current fiscal year. Management believes demand for the Company’s innovative riflescopes is firm and that as the supply chain issues are resolved shipments of those products will increase.
Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005
     Net sales for the third quarter of fiscal 2007 were $48.5 million compared to $53.1 million for the third quarter of fiscal 2006, a decrease of 8.7%. Sales of the company’s higher-end telescope and telescope accessory products decreased by approximately $3 million compared to the prior year period principally due to softness in demand and production delays. Sales of the Company’s mid-level telescope products were also impacted by weaker demand and production delays as the Company moved production of several of these products to Asia. Sales of the Company’s mid-level telescope products decreased approximately $3 million from the prior year quarter. While worldwide binocular sales were down approximately $0.5 million compared to the prior year period, sales of the Company’s other lower-end products increased by approximately $2 million, principally on higher sales in Europe. The dollar weakened versus the Euro from the prior year quarter which positively affected the Company’s reported sales by approximately $1 million. This $1 million exchange rate effect is included in the $2 million increase attributed to the lower-end products.
     Gross profit decreased from $14.7 million (27.6% of net sales) for the third quarter of fiscal 2006 to $10.5 million (21.7% of net sales) for the third quarter of fiscal 2007, a decrease of 28.1%. The dollar decrease in gross profit followed the decrease in net sales for the quarter as well as the decreased gross margin percentage for the quarter. The Company is aggressively reducing its SKU count, leading to lower gross margins on the SKUs that are identified for elimination from the mix. Costs related to inventory disposition also increased, particularly related to the disposition of returned product which impacted the current year margin as compared to the prior year. The Company also provided markdown incentives to a number of retailers in an effort to ensure sell-through during the holiday selling season, negatively affecting margins. Current year gross margins on riflescopes were relatively flat compared to the prior year, remaining low as production continued to be concentrated on lower-end, higher-volume, easier-to-manufacture products. Inbound air-freight on the Company’s riflescopes also continued to depress margins. Gross margins were steady at the Company’s European operations compared to the prior year period.

     Selling expenses decreased from $6.5 million (12.3% of net sales) for the third quarter of fiscal 2006 to $5.5 million (11.3% of net sales) for the third quarter of fiscal 2007, a decrease of 15.7%. The decrease was principally due to a decrease in advertising and marketing costs of approximately $0.5 million primarily related to lower advertising costs on the Simmons branded products. Although outgoing freight costs remained relatively consistent as a percent of sales, outgoing freight decreased by approximately $0.5 million on lower overall sales during the current quarter.
     General and administrative expenses increased from $3.0 million (5.7% of net sales) for the third quarter of fiscal 2006 to $3.9 million (8.0% of net sales) for the third quarter of fiscal 2007, an increase of 27.7%. The increase was principally due to accounting and legal costs which increased by approximately $0.7 million related to the Company’s internal stock option investigation and related preparation of required filings.
     ESOP contribution expense remained flat at approximately $0.1 million (0.1% and less than 0.1% of net sales for the prior and current year quarter, respectively) for each quarter presented. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses increased from $0.4 million (0.7% of net sales) for the third quarter of fiscal 2006 to $0.5 million (1.0% of net sales) for the third quarter of fiscal 2007, an increase of 18.2%. The increase was principally due to an increase in the development of new products slated for market introduction during the fiscal year ending 2008.
     Interest expense decreased from approximately $0.4 million (0.8% of net sales) for the third quarter of fiscal 2006 to $0.3 million (0.6% of net sales) for the third quarter of fiscal 2007, a decrease of 33.9%. Although borrowing rates are higher in the current year than last year, interest expense decreased on lower average borrowings.
     The tax provision was $1.3 million on consolidated pre-tax income of $0.1 million for the current quarter. This was the result of: 1) the Company recording a provision for income taxes on pre-tax income generated in Europe at an estimated rate of 38% (the European pre-tax income was approximately $3.4 million for the quarter); and 2) no tax benefit recognized on pre-tax losses generated by the Company’s domestic operations (domestic operations’ pre-tax loss was approximately $3.3 million for the quarter). The Company did not recognize tax benefit on its domestic pre-tax losses due to the uncertainty of realizing those benefits. The Company is not recognizing tax benefits for financial reporting purposes because it continues to believe, consistent with its determination made at February 28, 2006, that those tax benefits should not be recognized due to insufficient objective evidence at this time to support recognition of those benefits for financial reporting purposes. Ultimate realization of any tax benefits is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
     Nine Months Ended November 30, 2006 Compared to Nine Months Ended November 30, 2005
     Net sales for the nine months ended November 30, 2006 were $85.8 million compared to $96.5 million for the comparable prior year period, a decrease of 11.1%. Sales of the Company’s mid to higher-end telescope and telescope accessory products decreased by approximately $10 million from the prior year period principally due to softness in demand and production delays as the Company moved production of several of these products to Asia and Mexico. Sales of binoculars were down approximately $3.5 million from the prior year, principally due to an uncharacteristically large order in Europe in the prior year that was not repeated in the current year period and lower sales of digital camera binoculars as the Company worked through its inventories of those products. Riflescope sales were relatively flat for the nine month comparative periods while remaining lower than historical levels due to continuing supply problems. However, the Company’s supplier of riflescopes is currently producing quantities that, the Company believes, will begin to increase the Company’s inventories of riflescopes and will allow the Company to better meet the demands of its riflescope customers in the coming fiscal year. Partially offsetting those decreases was an approximately $3 million increase in sales of lower-end products. The dollar weakened versus the Euro from the prior year period which positively affected the Company’s reported sales by approximately $1 million. This $1 million exchange rate effect is included in the $3 million increase attributed to the lower-end products.

     Gross profit decreased from $25.7 million (26.7% of net sales) for the nine months ended November 30, 2005 to $16.9 million (19.4% of net sales) for the comparable current year period, a decrease of 35.1%. The dollar decrease in gross profit followed the decrease in net sales for the period as well as the decreased gross margin percentage for the period. The Company is aggressively reducing its SKU count, leading to lower gross margins on the SKUs that are identified for elimination from the mix. Costs related to inventory disposition also increased, particularly related to the disposition of returned product which impacted the current year margin as compared to the prior year. The Company also provided markdown incentives to a number of retailers during the third quarter in an effort to ensure sell-through during the holiday selling season, negatively affecting margins. Gross margins were also down at the Company’s European operations where sales mix has shifted towards lower margin product. Current year period gross margins on riflescopes were relatively flat compared to the prior year, remaining low as production continued to be concentrated on lower-end, higher-volume, easier-to-manufacture products. Inbound air-freight on the Company’s riflescopes also continued to depress margins.
     Selling expenses decreased from $14.3 million (14.8% of net sales) for the nine months ended November 30, 2005 to $13.3 million (15.5% of net sales) for the comparable current year period, a decrease of 7.3%. Selling expenses increased during the period by $0.3 million due to severance costs which were offset by decreases in marketing and advertising costs of over $0.5 million primarily related to lower advertising costs on the Simmons branded products and a decrease of over $0.5 million in outgoing freight costs.
     General and administrative expenses increased from $8.9 million (9.3% of net sales) for the nine months ended November 30, 2005 to $10.9 million (12.7% of net sales) for the comparable current year period, an increase of 22.1%. The increase was principally due to (i) severance costs of approximately $0.3 million, (ii) legal and accounting fees of over $1.0 million principally related to the Company’s internal stock option investigation and the related preparation of the Company’s required filings and (iii) stock option compensation of approximately $0.4 million. Miscellaneous other expenses make up the balance of the increase.
     ESOP contribution expense remained relatively flat at approximately $0.2 million and $0.3 million for the current and prior year periods, respectively (0.3% of net sales for each period presented). The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.
     Research and development expenses increased from $1.1 million (1.1% of net sales) for the nine months ended November 30, 2005 to $1.2 million (1.4% of net sales) for the comparable current year period, an increase of 10.0%. Research and development expenses are currently concentrated on the development of new products slated for market introduction during the fiscal year ending 2008.
     Interest expense decreased from approximately $0.9 million (0.9% of net sales) for the prior year period to $0.5 million (0.6% of net sales) for current year period, a decrease of 42.4%. Although borrowing rates are higher in the current year than last year, interest expense decreased on lower average borrowings.
     The tax provision was $1.3 million on consolidated pre-tax losses of $9.4 million for the nine months ended November 30, 2006. This was the result of: 1) the Company recording a provision for income taxes on pre-tax income generated in Europe at an estimated rate of 38% (the European pre-tax income was approximately $3.4 million for the nine months); and 2) no tax benefit recognized on pre-tax losses generated by the Company’s domestic operations (domestic operations’ pre-tax loss was approximately $12.8 million for the nine months). The Company did not recognize tax benefit on its domestic pre-tax losses due to the uncertainty of realizing those benefits. The Company is not recognizing tax benefits for financial reporting purposes because it continues to believe, consistent with its determination made at February 28, 2006, that those tax benefits should not be recognized due to insufficient objective evidence at this time to support recognition of those benefits for financial reporting purposes. Ultimate realization of any tax benefits is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

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
Liquidity and Capital Resources
     For the nine months ended November 30, 2006, the Company funded its operations principally by borrowing on its bank lines of credit and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by losses for the period and a significant increase in accounts receivable partially offset by a decrease in inventories and an increase in accounts payable. The increase in accounts receivable was expected and is consistent with prior comparable periods. A substantial portion of the Company’s net sales typically occurs in the third quarter primarily due to disproportionately higher customer demand in anticipation of the holiday season. The seasonally high level of sales leads to increases in accounts receivable for the nine month periods ending in November. Management efforts to reduce inventories resulted in a decrease of nearly $7 million in inventories for the current year period. Management expects that trend to continue as it continues its focus on inventory reduction. The increase in accounts payable is also consistent with prior comparable periods and was principally used to fund the increased accounts receivable. Working capital totaled approximately $32.0 million at November 30, 2006, compared to $41.8 million at February 28, 2006. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.
     The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its bank lines of credit at November 30, 2006 was over $5.0 million. On July 31, September 29, October 31, and November 30, 2006 the Company executed the Seventh, Eighth, Ninth and Tenth amendments to its U.S. bank Credit Agreement, respectively. The Seventh, Eighth and Ninth amendments granted the Company additional time to meet the Credit Agreement requirements regarding reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Company met those reporting deadlines with the filing of its Form 10-K for the year ended February 28, 2006 and the filing of its Form 10-Q for the quarter ended May 31, 2006. The Tenth amendment granted the Company until December 15, 2006 to report its quarterly results to the bank for the quarter ended August 31, 2006. The Company met the reporting deadline for the quarter ended August 31, 2006. The Company was in compliance with all restrictive covenants under its Credit Agreement for the period ended November 30, 2006.
     In the event the Company’s plans require more capital than is presently anticipated, or in the event the Company requires amendments to the covenants or other terms and conditions of the credit agreement that it is unable to secure from its bank, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.
     Capital expenditures, including financed purchases of equipment, aggregated $0.3 million and $2.6 million for the nine month period ended November 30, 2006 and 2005, respectively. The Company had no material capital expenditure commitments at November 30, 2006. On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006 based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. The $2.6 million expenditure during the prior year period was principally related to the purchase of a new building to house the Company’s European operation.

New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 in fiscal 2008 to have any impact on its results of operations or financial position as the Company does not currently have any defined benefit postretirement plans.
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

Forward-Looking Information
     The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, riflescopes, microscopes, night vision and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers and end the downward trend in telescope sales; the Company’s ability to develop and grow the Simmons business; the Company’s ability to integrate and grow the Coronado business: the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company’s ability to increase its manufacturing efficiency by transitioning certain of its product lines to its Mexican manufacturing facility or to Asian manufacturers; the Company’s ability to increase its inventory of riflescopes and meet the demands of its riflescope customers in fiscal 2008; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise in certain industrial applications such as digital imaging; and the Company’s expectation that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.
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
     The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of November 30, 2006, the Company had the following forward exchange contracts outstanding.

	November 30, 2006		February 28, 2006
	Notional		Notional
	amount	Fair Value	amount	Fair Value
Forward currency contracts	$6,021,000	$(239,000)	—	—
     At November 30, 2006, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2007.
     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the U.S. revolving loan. The debt under the U.S. revolving loan bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Management believes that a 1.0% increase in interest rates on its U.S. revolving loan would have resulted in additional interest expense for the nine months ended November 30, 2006 of approximately $40,000.
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

     These material weaknesses had not been remediated as of November 30, 2006 and therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.
Remediation of Material Weakness in Internal Control over Financial Reporting of Stock-Based Compensation Expense
     To address the findings of the independent investigation and the Company’s subsequent analysis which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to non-cash stock-based accounting, the Company agreed to implement and has begun to implement a series of remedial actions including: (i) the institution of policies and procedures regarding the pricing and dating of option grants to new hires; (ii) the use of fixed, pre-determined dates for the issuance of options to employees and directors other than new hires; (iii) required documentation of approval of all option grants in Compensation Committee and/or Board minutes, not via the use of unanimous written consents; (iv) a prohibition against the exercise of discretionary authority by any employee over any aspect of the Company’s stock option plan; (v) the contemporaneous preparation and dating of Compensation Committee minutes and related documentation; and (vi) the utilization of nationally recognized stock option accounting software. Management believes that these corrective actions, taken as a whole, will mitigate the material weakness described above.
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
Changes in Internal Control over Financial Reporting
     There was no change, other than the progress that the Company has made with respect to completing its remediation plans as described above, in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
1. The following purported shareholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:
a. In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v. Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. Under the consolidation order, the plaintiffs are expected to file a consolidated complaint by December 22, 2006, and the defendants can file a motion to dismiss by February 5, 2007. The original complaints in the Barclay and Bryant actions asserted causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices.

2. The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:
a. Grecian v. Meade Instruments Corp., et al., No. SA CV 06-908 AG (JTLx), United states District Court for the Central District of California, filed September 27, 2006. The amended complaint asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company’s option granting practices. On November 27, 2006, the plaintiffs in Grecian filed a motion to be appointed lead plaintiffs. No other lead plaintiff motions have been filed. If the court grants this motion, the Grecian plaintiffs may file a consolidated complaint and the parties will negotiate a briefing schedule for a motion to dismiss the complaint.
3. On September 28, 2006, Daniel Azari and Paul T. Jones, dba Star Instruments and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. The complaint seeks injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. Meade has not yet been required to file a response to the complaint.
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
     We believe that our ability to compete successfully depends on a number of factors, including the type and quality of our products and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products, any of which would adversely impact our results of operations and financial condition.

We depend upon a relatively small group of customers for a large portion of our sales.
     Sales to our ten largest customers accounted for between approximately 30% and 35% of total net sales for each of the three fiscal years ending February 28, 2006. We have also had significant single customers that have represented over 10% of our net sales. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings, which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experiences a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
     Exhibits filed with this Form 10-Q.
1. Exhibit 3.10 Amended and Restated Bylaws*
2. Exhibit 10.81 Eighth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006).
3. Exhibit 10.82 Performance Share Award Agreement, dated October 18, 2006 by and between Meade Instruments Corp. and Steve Muellner, excluding exhibits (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 19, 2006).
4. Exhibit 10.83 Ninth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2006).
5. Exhibit 10.84 Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation., and ThreeSixty Sourcing ltd., a Hong Kong corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006).

6. Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
7. Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen*
8. Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
9. Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 16, 2007

MEADE INSTRUMENTS CORP.

By:	/s/ STEVEN L. MUELLNER

Steven L. Muellner
President and Chief Executive Officer

By:	/s/ BRENT W. CHRISTENSEN

Brent W. Christensen
Senior Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.10	Amended and Restated Bylaws*

Exhibit 10.81	Eighth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006).

Exhibit 10.82	Performance Share Award Agreement, dated October 18, 2006 by and between Meade Instruments Corp. and Steve Muellner, excluding exhibits (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 19, 2006).

Exhibit 10.83	Ninth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2006).

Exhibit 10.84	Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation., and ThreeSixty Sourcing ltd., a Hong Kong corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006).

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Brent W. Christensen*

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Brent W. Christensen*

*	Filed herewith.