Form 10-K
period 2007-02-28
MEADE INSTRUMENTS CORP
filed 2007-06-01
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22183

MEADE INSTRUMENTS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2988062
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification)
Organization)
6001 Oak Canyon, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 451-1450

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant To Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐   No ☒

As of August 31, 2006, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $2.22 per share as reported by NASDAQ, was approximately $30 million.

As of March 31, 2007, there were 20,086,355 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

PART I

Item 1.                        Business

General

Meade Instruments Corp. (“Meade” or the “Company”) is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes, spotting scopes, microscopes, and other consumer optical products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. The Company’s brands, which include Meade®, Bresser®, Simmons®, Weaver®, Redfield®, and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the recently announced mySKY™, an easy to-use multi-media night sky exploration guide, the RCX400™ high-end telescopes featuring an Advanced Ritchey-Chrétien (“ARC”) optical design, the LX200®R series of telescopes that combine the state-of-the-art LX200 with the precision of the ARC optics, the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope, the Deep Sky Imager™ (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, and NightView™, a compact night vision monocular built on an innovative and proprietary digital imaging technology, help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer optical products. The Bresser brand, active in the European market for nearly 30 years, is known for its wide range of modestly-priced products including binoculars and smaller-aperture telescopes. In October 2002, the Company acquired Simmons Outdoor Corp. (“Simmons Outdoor”) to expand its brand name offerings and extend its reach into the worldwide sporting goods marketplace. With the purchase of Simmons Outdoor the Company acquired the Simmons, Weaver and Redfield brand names. The Simmons, Weaver and Redfield brand names have long histories in the sporting goods channel (the Redfield brand name will be 100 years old next year). In December 2004, in its continuing efforts to expand the Company’s product offerings, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, a supplier of high-end hydrogen-alpha solar filters and high-end dedicated solar telescopes, as well as various related accessories and more modestly priced dedicated solar observation equipment.

The Company offers numerous different telescope, riflescope and binocular models as well as hundreds of accessory products for amateur astronomy and sporting goods consumers. The Company’s telescopes range in aperture from under 2 inches to 20 inches and in retail price from less than $50 to almost $50,000. The Company offers several families of binoculars and riflescopes under its various brand names at retail price points from about $10 to approximately $500. Whether a consumer is a serious amateur astronomer, an avid naturalist, a hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy the consumer optics buyer.

Founded in 1972, Meade has a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed its less-expensive telescopes to beginning and intermediate amateur astronomers. The Company is a supplier of consumer optics to such retailers as Lidl (in Europe), Wal-Mart, Costco, Dick’s Sporting Goods, Sam’s Club and Cabela’s Inc.

Meade has consistently emphasized a business plan that is concentrated on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $1.8 million, $1.5 million and $2.0 million on research and development during fiscal 2007, 2006 and 2005, respectively, and has, over the last five fiscal years, expended $10.8 million in the aggregate on research and development. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products, breakthrough riflescopes for the shooting and hunting markets and other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.

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

The Company complements its efforts in new product development with an aggressive marketing plan. The Company’s marketing plan includes a state-of-the-art web site, print advertising in astronomy, outdoor and hunting related magazines and, at times, in general consumer magazines, as well as jointly developed advertising campaigns with many of the Company’s key retail partners, and point-of-sale marketing displays. In addition, Meade publishes comprehensive, full-color, high-quality product catalogs that provide significant product exposure for a broad range of consumers including the serious amateur astronomer, the avid birder, the weekend sports enthusiast or the hunter.

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

On October 25, 2002, the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. for $20.8 million cash ($16.0 million was paid at close; the balance was paid in December, 2002). Simmons Outdoor, a designer and distributor of riflescopes, binoculars and other consumer sports optics, offers products under the Simmons, Weaver and Redfield brand names. To fund a portion of the purchase price, the Company sold 3,292,000 shares of its common stock in a private placement for net cash proceeds of $7.3 million. The balance of the purchase price was funded through borrowings on the Company’s bank line of credit.

On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006, based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. Coronado is a supplier of high-quality hydrogen-alpha filters and dedicated solar telescopes, as well as various related accessories, designed to meet the needs of amateur as well as professional solar observers. The acquisition of Coronado added a respected name in the solar observation markets to Meade’s suite of brands, adding to the Company’s product offerings, particularly in the telescope and accessory lines.

In the United States and Canada, the Company distributes its products through a network of more than 400 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 12,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. Revenues from customers outside North America were $44.8 million, $45.3 million and $32.1 million for the years ended February 28, 2007, 2006 and 2005, representing approximately 44.1%, 37.8%, and 28.7% of the Company’s net revenues, respectively (See Note 9 of Notes to Consolidated Financial Statements). The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company’s domestic and international distribution networks.

During fiscal 2002, the Company began to pursue industrial applications for its technologies and its product development and manufacturing capabilities. To that end, the Company announced several relationships with companies involved in free-space optics communication technologies and digital imaging applications in the scientific research and medical diagnostic equipment markets. Many of those companies have since ceased doing business. Meade’s principal source of revenue in the industrial marketplace is the sale of digital CCD imagers used in a life sciences research system manufactured and sold by the Eastman Kodak Company’s Scientific Imaging Systems group (based in Rochester, NY and New Haven, CT). Sales to Eastman Kodak amounted to approximately 1% of net sales for each of the years ended February 28, 2007, 2006 and 2005, respectively. The Company does not believe sales of products into industrial markets will contribute meaningfully to top-line sales or profitability in the near future.

Industry Overview

Market-size data for the consumer optics industry are difficult to obtain because nearly all of the companies in the industry are privately held. The Company believes the overall size of the consumer optics market is driven, in part, by the introduction of new products.

The Company offers products at numerous price points in the consumer optics market, from advanced astronomical telescopes, state-of-the-art riflescopes and cutting-edge binoculars with integrated digital cameras to less-expensive telescopes for beginning amateur astronomers and low-priced binoculars and riflescopes for the casual user.

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

The binocular market is typically characterized less by technological developments than by styling, features and price. However, the Company believes its introduction in 2002 of the CaptureView binocular with an integrated digital camera demonstrated that innovation can drive binocular sales as well. The principal features considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image—either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binocular’s field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under ten dollars to several thousand dollars. The Company’s binoculars, offered under the Meade, Bresser, Simmons, Weaver and Redfield brand names, as well as various private label names, generally sell for between $10 and $400 at retail.

The riflescope market demands a product that is rugged, waterproof and unerringly accurate. Like the binocular and telescope markets, features, styling price and brand reputation are prime motivators in the riflescope market. The principal product features considered by rifle and pistol scope buyers include: (1) light gathering ability and light transmission which are principally dependent on the diameter of the objective lens and the effectiveness of the anti-reflective coatings applied to the various lens surfaces in the scope, (2) waterproof/fogproof/shockproof integrity and durability of construction, (3) eye relief, which measures the distance from the shooter’s eye to the surface of the ocular lens, (4) ease of adjustment for windage and elevation, and (5) magnification—riflescopes typically offer variable magnification but come in fixed magnifications as well. Riflescopes are sized by the diameter of the objective lens, which typically ranges from 20mm to 56mm, and are priced from under $30 to nearly $2,000 at retail. The Company’s rifle and pistol scopes, offered under the Simmons, Weaver and Redfield brand names, generally sell from $30 to approximately $500 at retail.

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

Advanced Astronomical Telescopes.   Among the Company’s most sophisticated products are its RCX and LX series ARC and Schmidt-Cassegrain telescopes and the recently introduced MAX Mount™, a fully integrated robotic German equatorial mount for the most advanced amateur astronomer. The RCX and LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the state-of-the-art RCX400 and LX200R lines. The RCX400 telescopes, currently available in 10, 12, 14, 16 and 20 inch apertures, are the Company’s newest state-of-the-art large-aperture scopes specifically targeting serious amateur astronomers interested in astrophotography. The RCX line makes observatory-grade optics, mechanics and electronics available at commercial prices. The LX200R telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. Both the RCX and the LX200R telescopes feature the Company’s proprietary ARC optics, a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The Company’s LXD75 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. With the acquisition of Coronado in December 2004, the Company added sophisticated, dedicated solar viewing telescopes to its advanced telescope lines. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. The Company has recently introduced, under the Coronado brand, two telescopes that isolate Calcium K (“CaK”) solar emissions. The SolarMax 70 CaK and PST CaK solar observing telescopes isolate ionized calcium emissions of the sun allowing for a different view than that produced by the H-alpha wavelength filters. Advanced astronomical telescopes collectively represented approximately 3%, 2%, and 1% of telescope units shipped and approximately 17%, 17% and 11% of the Company’s net sales for the years ended February 28, 2007, 2006 and 2005, respectively.

Entry-Level Telescopes.   Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. With the acquisition of Coronado in December 2004, in addition to the advanced H-alpha and CaK scopes described above, the Company added dedicated solar-viewing telescopes to its entry-level offerings. The Coronado Personal Solar Telescope (“PST”) is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with a few unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 97%, 98% and 99% of the Company’s telescope units shipped and approximately 36%, 38% and 34% of the Company’s net sales for the years ended February 28, 2007, 2006 and 2005, respectively.

Binoculars.   The Company expanded its market presence in binoculars with the acquisition of Simmons Outdoor in 2002 and Bresser in 1999. The Simmons Outdoor brands are widely recognized in the sports optics marketplace as quality products at competitive prices. The Bresser name is equally well recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Sales of Bresser branded binoculars accounted for approximately one third of Meade Europe’s sales during each of the years ended February 28, 2007, 2006 and 2005, respectively. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network under the Meade brand name. The Company’s CaptureView line of binoculars with integrated digital cameras is sold under the Meade and Simmons brand names. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales in each of the years ended February 28, 2007, 2006 and 2005, represented approximately 21%, 21% and 23% of the Company’s net sales during those fiscal years, respectively.

Riflescopes, shotgun scopes and pistol scopes.   The Company added riflescopes, shotgun scopes and pistol scopes to its product offerings with the acquisition of Simmons Outdoor in October 2002. Meade now sells riflescopes under the Simmons, Weaver and Redfield brand names. Riflescope sales accounted for most of the Company’s sales attributed to Simmons Outdoor during fiscal 2007, 2006 and 2005. The riflescopes sold by the Company are purchased from manufacturers outside the United States. Riflescopes represented approximately 11%, 10% and 20% of the Company’s net sales for the years ended February 28, 2007, 2006 and 2005, respectively.

Accessories.   The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides (such as the Company’s recently announced mySky) and software that enhance the consumer’s telescope experience to bore sighters for riflescopes. The Coronado acquisition added several high-end H-alpha etalon filters and CaK filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 7%, 7% and 8% of the Company’s net sales for the years ended February 28, 2007, 2006 and 2005, respectively. Other miscellaneous products such as industrial optical and digital imaging products, microscopes, rangefinders, night vision and other consumer optical products accounted for approximately 8%, 7% and 4% of the Company’s net sales for the years ended February 28, 2007, 2006 and 2005, respectively.

Operations

Supply Chain Management.   Complete and on-time delivery of the Company’s products to its customers is a key tenet of the Company’s mission and strategy. Management of the supply chain is critical to that end. The Company made significant changes in its operations and supply chain management during fiscal 2007 with the appointment of a new senior vice president of operations, the addition of several new professionals to the operations staff and the execution of an agreement with Three Sixty Sourcing Ltd., a Hong Kong corporation (“360 Sourcing”). 360 Sourcing will provide the Company with assistance for virtually all aspects of its exclusive sourcing in China; including, without limitation, identification and management of Chinese suppliers, quality control and assurance, logistics services, business development support, and administrative services.

The Company works closely with factories in China to develop proprietary product designs. In an effort to mitigate the risks associated with reliance on any one supplier, Meade has engaged 360 Sourcing to assist it in sustaining its relationships with multiple suppliers in China and to broaden the number of suppliers of its products worldwide. Many of the Company’s products purchased during the three fiscal years ending in February 2007 were supplied by Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers.

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

Optical Testing.   As each of Meade’s ARC and Schmidt-Cassegrain optical sets, or parabolic Newtonian primary telescope mirrors progress through the grinding, polishing and figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction. Optical testing of the Company’s products produced outside of the United States is performed by trained optical technicians to comply with strict quality standards. The Company maintains strict quality standards for all of its optics included in the Company’s products from telescopes and eyepieces to riflescopes and binoculars.

Optical Alignment and Centration.   Finished, individually-matched and figured high-end optical sets are sent to the optical alignment and centration process, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. A variation of this alignment and centration process is performed on all of the Company’s optical products from riflescopes and binoculars to eyepieces and small telescopes.

The Company also utilizes its 50,000 sq. ft. assembly facility in Tijuana, Mexico (the “Mexico Facility”). This facility employs from 50 to over 150 people (based upon product sales levels and seasonal demand) engaged in the assembly of several products including telescopes, electronic sub-assemblies, and accessory products.

Intellectual Property

The Company relies on a combination of patents, trademarks and trade secrets to establish and protect its proprietary rights and its technology. In general, the Company pursues patent protection both in the United States and selected foreign countries for subject matter considered patentable and important to the Company’s business strategy. The Company has patents either issued and/or pending in the U.S. and in several foreign jurisdictions including Europe, Australia, Canada, Japan and China.

Generally, patents issued in the U.S. are effective for 20 years from the original date of application. The duration of foreign patents varies in accordance with applicable foreign local law. While the duration of the Company’s patents varies, most of its most important patents have been issued within the last ten years.

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

Sales and Marketing

The Company’s products are sold through a domestic network of mail order and internet dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company’s products are sold through its wholly owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company’s high-end telescopes are generally sold through mail order and internet dealers or single and multiple-location specialty retailers. Meade’s less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company’s binoculars and riflescopes are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are the following: Wal-Mart, Costco, Lidl, Sam’s Club, Dick’s Sporting Goods and Cabela’s. For additional information about geographic areas, see Note 9 of Notes to Consolidated Financial Statements.

The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs a large sales and customer service force in the U.S. and Europe trained to assist the Company’s customers in all facets of its products’ operations. The Company’s internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll-free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll-free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes, binoculars and riflescopes. The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

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

Throughout fiscal 2007, the Company sold its products to mail order dealers, to distributors, and to more than 400 specialty retailers and mass merchandisers that offer Meade’s products in more than 12,000 retail store outlets. During fiscal years 2007 and 2006 Lidl, a European retailer, accounted for approximately 20% and 15% of the Company’s net sales, respectively. During the fiscal years ended 2007 and 2005 Wal-Mart (not including Sam’s Club in 2007, including Sam’s Club in 2005), accounted for approximately 10% and 11% of the Company’s net sales, respectively. In fiscal 2005, not including Sam’s Club, Wal-Mart accounted for approximately 9% of net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 49%, 30% and 35% of the Company’s net sales for the years ended February 28, 2007, 2006 and 2005, respectively. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company did not replace any such lost sales with increased sales to existing or new customers.

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

Broad Line of Products.   The Company has pursued a strategy in which it uses the advancements in microprocessor technology to build on its existing know-how in advanced telescope design and operation to bring computer technology and features to consumer optical products at lower and lower price points. Through its acquisitions of Bresser in 1999, Simmons Outdoor in 2002 and Coronado in 2004, the Company has expanded its product lines to include a wide variety of binoculars and telescopes under the Bresser brand name (a well-known and respected brand in Germany and throughout Europe), complete lines of riflescopes, pistol scopes and binoculars under the Simmons, Weaver and Redfield brand names, and a broad assortment of solar viewing equipment under the Coronado brand name. As a result, the Company offers numerous different telescope, riflescope, spotting scope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer optics and sports optics buyers. The Company’s telescopes range in aperture from under 2 to 20 inches and in retail price from less than $50 to almost $50,000. The Company offers several families of riflescopes and binoculars (including digital camera binoculars) under its several brand names at retail price points from about $10 to approximately $500. During fiscal 2004, Meade and Weaver introduced a compact night vision monocular that is built on an innovative and proprietary digital imaging technology that yields crisp, detail-rich images. Whether a consumer is a serious amateur astronomer, an avid hunter, or someone just looking for a good binocular, Meade offers a wide range of quality products to satisfy the consumer optics buyer.

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

Quality Control.   Meade’s manufacturing and engineering personnel coordinate and oversee the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Parts and components for the advanced telescopes are manufactured and assembled in various plants located in the United States, Mexico and China. The production of the most advanced optical systems, which are critical components of the advanced telescopes are manufactured in a Company-owned plant in Irvine, California. Many of the Company’s less-expensive telescopes and its binoculars, riflescopes and microscopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, the Philippines and Japan. The Company also assembles many of its products and accessories into finished products in the Company’s Mexican assembly plant.

Broad Distribution Network.   The Company’s sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts departments in Irvine, CA and Rhede, Germany to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, Meade has become a major supplier of consumer optics to such major retailers as Discovery Channel Store, Lidl (in Europe), Wal-Mart, Sam’s Club, Costco, Dick’s Sporting Goods and Cabela’s. Meade Europe also has continued to expand the Company’s international presence.

Superior Customer Service.   The Company believes that its high level of customer service and technical support are important factors that differentiate it from its competitors. In addition to providing toll-free phone access to customers in an effort to provide superior post-sale service, Meade has consolidated its various customer service departments and increased its technical support staff for all of its product offerings. Communications infrastructure has been upgraded with a new phone system integrated with CRM software, and an on-line automated service request system that tracks repairs and replacement parts while automatically reporting back to the customer that submitted the request. The Company’s internet support pages also include video how-to instruction for many of Meade’s products, as well as technical manuals to further educate users about product operation.

Competition

The consumer optics market is competitive and sensitive to consumer needs and preferences. In the telescope market, Meade competes in the United States and Canada with SW Technology Corporation (“Celestron”), and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other smaller companies which service niche markets. In April 2005, SW Technology Corporation (a Delaware corporation), an affiliate of Synta Technology Corporation of Taiwan, a long-time supplier to Celestron, acquired all of the outstanding members’ ownership interests in Celestron Acquisition LLC. The Company has begun to see increased pricing pressure as a result of the change in ownership at Celestron. The Company continues to execute on its strategy to be the lowest cost producer to answer the pricing pressure brought on by the acquisition of Celestron by one of its largest suppliers in China. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and lower costs of labor associated with manufacturing.

The binocular and riflescope markets are generally more competitive than the telescope market with a greater number of competitors at each price point. In the binocular market, the Company competes primarily with Bushnell, Nikon Inc., Pentax Corporation, Barska Optics and various smaller manufacturers and resellers. In the riflescope market, the Company competes primarily with Bushnell, Leupold & Stevens, Inc., Nikon Inc., BSA Optics, Inc., and Burris Company. Many of these competitors in the binocular and riflescope market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

Employees

As of February 28, 2007, Meade had 308 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico Facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

In order to enable its employees to share in the Company’s growth and to receive the benefits of ownership, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the “ESOP”), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade’s common stock.

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

We depend on operating cash flow and availability under our bank lines of credit to provide short-term liquidity. For the year ended February 28, 2007 we incurred significant operating and net losses which diminished the availability under our U.S. credit agreement and consumed a significant portion of our net assets. Continued operating losses could adversely affect our ability to maintain required financial covenants under our various debt agreements. Due to operating losses over the past three years, we have, several times, renegotiated the financial covenants contained in our U.S. credit agreement. If financial covenants are not maintained, the creditors will have the option to require immediate repayment of all outstanding debt under the related debt agreements. In such an event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors, look for additional sources of liquidity such as equity financings or obtain new debt agreements with other creditors, which may contain less favorable terms. We can not assure that such additional sources of capital will be available on reasonable terms, if at all. If we are unable to renegotiate acceptable terms, obtain necessary waivers or secure new debt or equity financing, this could have a material adverse effect on our business, results of operations and financial condition.

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

During fiscal 2007, 2006 and 2005, net sales to our ten largest customers accounted for approximately 49%, 30% and 35% of total net sales, respectively. During the fiscal year 2007, 2006 and 2005 our top two customers accounted for approximately 30%, 23% and 16%, respectively. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experiences a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

Our international sales and third-party manufacturing operations are subject to the risks of doing business abroad, particularly in China, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control product costs.

A significant portion of our net sales for the years ended February 28, 2007, 2006 and 2005 were derived from sales of products manufactured in foreign countries, with most manufactured in China. We also sell our products in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including that related to the U.S. military presence in Iraq; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages, transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers, exposure to different legal standards (particularly with respect to intellectual property), compliance with foreign laws, and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

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

Our net sales and operating results have fluctuated significantly over the past five fiscal years and we may experience similar fluctuations in the future. Our ability to grow in the future depends upon, among other things, our ability to return to profitability, the maintenance and enhancement of our brand image and expansion of our product offerings and distribution channels. Furthermore, if our business becomes larger, we may not be able to effectively manage our growth. We anticipate that as the business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We may be unable to successfully implement our current growth and profitability strategies or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition.

The disruption, expense and potential liability associated with existing and unanticipated future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to various legal proceedings and threatened legal proceedings from time to time. Any unanticipated litigation in the future, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations financial condition and cash flows.

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

Our quarterly revenues and net operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales or net operating results. In addition, sales of consumer optics have historically been seasonal in nature and tied to the winter holiday shopping season, with the strongest sales generally occurring in our third fiscal quarter. Holiday shopping sales typically begin to ship in August, and delays in the timing, cancellation, or rescheduling of the related orders by our wholesale customers could negatively impact our net sales and results of operations. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second, third and fourth quarters. Because our expense levels are partially based on our expectations of future net sales, expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts or shortfalls, which could have a material adverse effect on our net operating results. Also, our annualized tax rate is based upon projections of our domestic and international operating results for the year, which are reviewed and revised by management as necessary at the end of each quarter, and it is highly sensitive to fluctuations in the projected mix of international and domestic earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly net operating results. As a result of these specific and other general factors, our net operating results vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year which may lead to volatility in the our stock price.

Changes in currency exchange rates could affect our revenues and operating results.

A significant portion of our production is accomplished offshore, principally in China. In addition, approximately 37% of our net sales for the year ended February 28, 2007 were denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although we engage in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets, and could reduce the sales and operating results represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

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

We use trademarks on virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying the Company and in distinguishing our goods from the goods of others. We consider our Meade®, Bresser®, Simmons®, Weaver®, Redfield® and Coronado® trademarks and brand names to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks and trade names, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of utility patents and design patents covering components and features used in many of our telescope, riflescope, binocular and other products. We believe our success depends more upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable as critical contributors to our business.

We are exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are a non-accelerated filer and we are in the early stages of process documentation and evaluation of our systems of internal control. We are required to assess our compliance with Section 404 for the year ending February 29, 2008. We expect to devote the necessary resources, including additional internal and supplemental external resources, to support our assessment. If, in the future, we identify one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Item 2.                        Properties

During fiscal 2007, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease had an expiration date of September 30, 2007. In December 2006, the Company renewed this lease for an additional five year term. This lease renews as of October 1, 2007, expires on September 30, 2012 and is renewable at the Company’s option for one additional five-year term. During fiscal 2007 the Simmons Outdoor operation was housed in a leased 96,000 square foot distribution facility in Thomasville, Georgia that included 6,000 square feet of office space. The Simmons Outdoor facility lease expires in December 2007, with an option for the Company to renew for up to four four-year terms. As of February 28, 2007, the Company had consolidated the Simmons Outdoor operation into its Irvine facility, closed operations in Georgia and sublet the Thomasville facility through December 2007. The Company will not exercise its option to renew the Thomasville lease upon its expiration in December 2007. The Company also leases a 50,000 square foot manufacturing and assembly plant in Tijuana, Mexico. The Tijuana lease expires in 2010 with two, five-year options remaining. The Company owns a 30,000 square foot distribution facility located in Borken, Germany,and a 44,000 square foot office and distribution facility in Rhede, Germany. The Company leased a 1,200 square foot office space, in Graefelfing, Germany that was terminated in May of 2006. The Company also leased 8,300 square feet of office and manufacturing space in Tuscon, Arizona for its Coronado Instruments subsidiary. The Company did not renew the Coronado lease and operations were moved to the Company’s Irvine, California facility upon expiration of the Coronado lease in August 2006. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.

Item 3.                        Legal Proceedings

1.     The following purported shareholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:

a.      In re Meade Instruments Corp. Derivative Litigation, No. 06 CC 205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06 CC 205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v. Diebel, et al., No. 06 CC 206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. Under the current scheduling order, the plaintiffs are expected to file their opposition to the demurrers by June 22, 2007. The consolidated complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an amount to cover plaintiffs’ attorneys fees. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties are in the process of finalizing their settlement agreements. These settlements are conditioned upon court approval.

2.     The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:

a.      Grecian v. Meade Instruments Corp., et al., No. SA CV 06 908 AG (JTLx), United states District Court for the Central District of California, filed September 27, 2006. On January 8, 2007, the court granted the named plaintiffs’ motion to be appointed lead plaintiffs. On February 22, 2007, the plaintiffs filed their second amended complaint, which asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company’s option granting practices. Under the current scheduling order, the plaintiffs can file a third amended complaint by June 1, 2007. The defendants do not believe that the third amended complaint will differ materially from its predecessor. The defendants’ motion to dismiss the third amended complaint will be due on July 16, 2007. On May 23, 2007, the parties in both this action and the derivative action discussed above participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an award to the class, from which plaintiffs’ attorneys fees and administrative costs would be paid. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties are in the process of finalizing their settlement agreements. These settlements are conditioned upon court approval.

3.     On September 28, 2006, Daniel Azari and Paul T. Jones, dba Star Instruments and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. In March 2007, the court dismissed the following claims: (1) violation of the RICO Act; (2) violation of New York General Business Law §§ 349 and 350; and (3) product disparagement. The complaint seeks injunctive relief, compensatory damages, and attorneys’ fees and costs.

4.     On June 13, 2006, the Company issued a press release announcing that it had received notification from the Securities and Exchange Commission (the “SEC”) of an informal inquiry into the Company’s past stock option grant practices. The Company cooperated with the SEC in connection with that inquiry.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

In connection with the Company’s Annual Meeting of Stockholders, held on January 31, 2007, the stockholders of the Company took the following actions:

i.       Paul D. Sonkin, Steven G. Murdock and Harry L. Casari were elected to the Board of Directors (the “Board”) for a one-year term expiring at the 2007 Annual Meeting of Stockholders;

ii.     Amendments to the Company’s Certificate of Incorporation to declassify the Board of Directors, to eliminate the provision limiting the removal of directors to only “for cause” removal and to eliminate references to the Series A and Series B Common Stock of the Company were approved;

iii.    The appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for fiscal 2007 was ratified;

iv.     A Stand-Alone Nonqualified Stock Option Agreement between the Company and Steven L. Muellner was approved; and

v.      Certain amendments to the Company’s 1997 Stock Incentive Plan were approved.

Frederick H. Schneider Jr., James M. Chadwick, Timothy C. McQuay and Steven L. Muellner continued in their capacity as directors after the Annual Meeting.

The voting results were as follows:

	For	Withheld	Against	Abstain	Broker non-vote
Election of Paul D. Sonkin to the Company’s Board of Directors	17,889,030	84,053
Election of Steven G. Murdock to the Company’s Board of Directors	16,321,113	1,651,970
Election of Harry L. Casari to the Company’s Board of Directors	16,090,486	1,882,597
Approval of amendments to the Company’s Certificate of Incorporation to declassify the Board of Directors, to eliminate the provision limiting the removal of directors to only “for cause” removal and to eliminate references to the Series A and Series B Common Stock of the Company	11,970,314		38,265	13,840	5,950,664
Ratification of the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for fiscal 2007	17,860,528		53,351	59,203
Approval of a Stand-Alone Nonqualified Stock Option Agreement between the Company and Steven L. Muellner	11,354,555		604,704	63,160	5,950,664
Approval of certain amendments to the Company’s 1997 Stock Incentive Plan	11,644,885		327,623	49,911	5,950,664

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq National Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2007 and 2006, respectively, were:

Year Ended February 28, 2007	High	Low
Fourth quarter	$3.10	$1.90
Third quarter	$2.30	$1.67
Second quarter	$2.88	$2.10
First quarter	$3.15	$2.60

Year Ended February 28, 2006:	High	Low
Fourth quarter	$3.10	$2.59
Third quarter	$2.95	$2.35
Second quarter	$2.89	$2.19
First quarter	$3.47	$2.45

The reported closing sales price of the Company’s common stock on the Nasdaq National Market on May 21, 2007 was $2.13. As of May 21, 2007, there were 109 holders of record of the Company’s common stock.

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

Equity Compensation Plan Information

The following table provides information as of February 28, 2007 with respect to shares of Meade common stock that may be issued under the Company’s various equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	2,741,000	$3.88	1,843,000
Equity compensation plans not approved by shareholders	250,000	5.01	0
Total	2,991,000	$3.97	1,843,000

Performance Graph

The following graph shows a five-year comparison of cumulative total returns(1) for (i) the Company, (ii) the Nasdaq U.S. Composite Index and (iii) the Russell 2000 Index(2).

	2/28/02	2/28/03	2/29/04	2/29/05	2/28/06	2/28/07
	($)(3)	($)	($)	($)	($)	($)
Nasdaq Stock Market (U.S.)	100.00	77.98	117.44	119.24	133.56	141.75
Russell 2000 Index	100.00	76.81	124.76	135.09	155.67	171.03
Meade Instruments Corp.	100.00	115.29	146.67	121.57	111.76	91.76

(1)          Total returns assumes reinvestment of dividends.

(2)          The Russell 2000 Index is comprised of 2000 small U.S. company stocks (companies with a median market capitalization of approximately $600 million).

(3)          Assumes $100 invested on February 28, 2002.

IT SHOULD BE NOTED THAT THIS GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

Item 6.                        Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following selected consolidated financial data have been derived from the Company’s consolidated financial statements, including the audited consolidated balance sheets at February 28, 2007 and 2006 and the audited consolidated statements of operations for the three years ended February 28, 2007 and the notes thereto appearing elsewhere herein and should be read in conjunction with such financial statements. Such data should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated balance sheet data as of February 28, 2005, February 29, 2004 and February 28, 2003, and the consolidated income statement data for each of the two fiscal years in the period ended February 29, 2004, are derived from consolidated financial statements of the Company, which are not included herein. Historical results are not necessarily indicative of future results; and the results for the years presented should not be considered indicative of future performance.

	Year Ended February 28/29
	2007(d)	2006	2005	2004	2003(a)
	(In thousands of dollars, except share and per share amounts)
Consolidated Statements of Operations Data:
Net sales	$101,535	$119,835	$111,799	$138,281	$110,817
Cost of sales	84,065	90,333	83,608	99,499	77,205
Gross profit	17,470	29,502	28,191	38,782	33,612
Selling expenses	17,646	18,286	16,063	18,223	14,509
General and administrative expenses(b)	15,173	13,082	10,251	13,117	13,720
ESOP contribution expense	302	343	419	859	905
Research and development expenses	1,840	1,464	2,032	2,133	3,298
Operating income (loss)	(17,491)	(3,673)	(574)	4,450	1,180
Interest expense	803	1,203	888	1,046	1,137
Income (loss) before income taxes	(18,294)	(4,876)	(1,462)	3,404	43
Income tax provision (benefit)(c)	888	9,104	(531)	1,651	135
Net income (loss)	$(19,182)	$(13,980)	$(931)	$1,753	$(92)
Per share information:
Net income (loss)—basic	$(0.98)	$(0.72)	$(0.05)	$0.09	$(0.01)
Net income (loss)—diluted	$(0.98)	$(0.72)	$(0.05)	$0.09	$(0.01)
Weighted average common shares outstanding—basic	19,608	19,419	19,288	18,983	16,410
Weighted average common shares outstanding—diluted	19,608	19,419	19,288	19,174	16,410
Consolidated Balance Sheet Data:
Working capital	$24,389	$41,825	$53,579	$57,523	$51,275
Total assets	55,129	72,240	90,021	89,819	86,276
Total current liabilities	17,836	17,340	22,557	20,901	21,403
Long-term debt, net of current portion	1,186	1,410	1,241	1,729	2,139
Deferred rent	195	222	349	389	427
Additional paid-in capital	45,104	44,890	44,323	44,324	44,109
Retained earnings	(11,096)	8,086	22,066	22,997	21,244
Deferred compensation	(148)	(507)	(8)	(117)	(1,081)
Stockholders’ equity	34,476	51,728	65,874	65,746	61,109

(a)           The Company acquired Simmons Outdoor on October 25, 2002 (see Item 1. Business. herein).

(b)           The Company adopted SFAS No. 142 on March 1, 2002 and as such ceased amortizing goodwill (see Note 3. of Notes to Consolidated Financial Statements).

(c)            The Company recorded a full valuation allowance against its deferred tax assets for the year ended February 28, 2006. The Company continued to provide a full valuation allowance against its deferred tax assets for the year ended February 28, 2007 (see Note 8. of Notes to Consolidated Financial Statements).

(d)          The Company adopted SFAS No. 123R on March 1, 2006 and as such began accounting for stock-based compensation under the fair-value method (see Note 3. of Notes to Consolidated Financial Statements).

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

Overview

Net sales during fiscal 2007 decreased approximately 15% from the prior year. Sales were down, on a world wide basis in nearly every major category. Several factors influenced the reduction in sales, including, but not limited to: 1) lack of adequate supply of ETX products and riflescopes from its foreign-sourced suppliers and lower than expected supply of products manufactured domestically, principally Meade and Coronado branded higher-end products; 2) diminished demand and pricing pressure for the Company’s lowest priced telescope and binocular products and 3) more aggressive price competition, principally in the pricing of certain higher-end scopes by Meade’s primary competitor in that market niche. Euro denominated sales at the Company’s European subsidiary were relatively flat as compared to the prior year. However, due to the strengthened Euro as compared to the prior year, U.S. dollar sales attributable to the Company’s European subsidiary increased approximately 5% over the prior year. Sales to Lidl, a large German-based European retailer and the Company’s largest customer, increased approximately 8% over the prior year, and represent over 50% of Meade Europe’s net sales and approximately 20% of consolidated net sales for fiscal 2007.

In keeping with the Company’s strategy to outsource its production to low cost producers, the Company transitioned the production of its mid-level ETX products to a supplier in China during fiscal 2007. Those products had previously been manufactured, primarily, in the Company’s Irvine, California facility. Delays at the Chinese supplier led to significant reduction in availability of those ETX products which severely affected sales of those products during the year. Unit and dollar sales of mid-level ETX products were down approximately 50% from prior year levels. Sales of riflescopes were also negatively affected during fiscal 2007 because of continuing supply problems. Sales of riflescopes were down approximately 12% from fiscal 2006 levels following a 44% decline in fiscal 2006 from fiscal 2005 levels principally due to lack of supply. Management took two major steps during fiscal 2007 to improve supply chain management at the Company. First, management appointed a new senior vice president of operations and, with that, restructured the operations department, adding two additional senior level managers and emphasizing a process-driven supply chain organization. Second, management signed an agreement with Three Sixty Sourcing Ltd., a Hong Kong corporation (“360 Sourcing”). 360 Sourcing will provide the Company with assistance for virtually all aspects of its exclusive sourcing in China; including, without limitation, identification and management of Chinese suppliers, quality control and assurance, logistics services, business development support, and administrative services. Management believes that the restructuring of the Company’s operations department and the agreement with 360 Sourcing will mitigate the current supply chain problems and eliminate the severe shortages in key products (principally riflescopes and mid-priced telescopes) that the Company has experienced over the past two fiscal years.

Sales of the Company’s higher-end products were down significantly in fiscal 2007. Factors influencing the decline include both diminished supply coming from the Company’s production facilities (sales of Coronado branded high-end products were especially affected by the closing of the Coronado production facility in Arizona and delays experienced in getting the production on-line in California) and pricing pressure from the Company’s principal competitor in the high-end market. Sales of telescope accessories were also down significantly during the year reflecting lower sales of the Company’s DSI astro-imagers and lower sales of other accessories following the decline in telescope sales overall. Management can not apportion how much of the high end decline is attributable to lack of supply versus diminished demand due to increased competition. However, management believes that: 1) a majority of its high-end products are in production and that production will be able to fully meet demand; and 2) that the combination of new products, effective marketing and appropriate pricing will stimulate demand for the Company’s higher-end products.

The Company also experienced a decline in unit and dollar sales of its lower-end products, specifically sales of its low-end telescopes and binoculars. This decline was influenced in part by management’s decision to be more selective in the retailers that sell these products, eschewing retailers with so called “guaranteed sale” requirements. Management believes that the costs (including, but not limited to, inventory requirements, freight and handling, inspection and repair) exceed the benefits of selling on a guaranteed sale basis. Apart from the effects of being more selective with the retailers, sales of lower-end telescope and binocular products declined at most of the Company’s major retailers. Demand for the products was diminished compared to the prior year and the Company experienced some pricing pressure as well. Management believes that competition for these types of low-end products will continue to be acute. However, management also believes that it may be able to increase demand for these products with enhanced and new product introductions, targeted marketing and competitive pricing.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements have happened on a limited basis in the past. Management has, however, decided that, as a standard policy, it will no longer enter into consignment type arrangements. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Product returns and markdown incentives are principally related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return and incentive allowance estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical return or markdown experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been concentrated on the Company’s lower-end product lines, have been within management’s estimates and were approximately 15%, 18% and 20% of gross sales of such lower-end products for the years ended February 28, 2007, 2006 and 2005, respectively. However, actual returns and allowances may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return or allowance. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to sales return and allowance estimates.

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Inventory reserves represented 20%, 17% and 16% of gross inventory value at February 28, 2007, 2006 and 2005, respectively (see Item 15. Exhibits and Financial Statement Schedules—Schedule II Valuation and Qualifying Accounts). Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results. The Company has not identified any trends, events or uncertainties that would require a change in management’s methodologies or assumptions related to determining the net realizable value of its inventories.

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

	Year Ended February 28 ,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.8	75.4	74.8
Gross profit	17.2	24.6	25.2
Operating expenses:
Selling expenses	17.4	15.3	14.4
General and administrative expenses	14.9	10.9	9.2
ESOP contribution expense	0.3	0.3	0.3
Research and development expenses	1.8	1.2	1.8
Total operating expenses	34.4	27.7	25.7
(Loss) income from operations	(17.2)	(3.1)	(0.5)
Interest expense	0.8	1.0	0.8
(Loss) income before income taxes	(18.0)	(4.1)	(1.3)
(Benefit) provision for income taxes	0.9	7.6	(0.5)
Net (loss) income	(18.9)	(11.7)	(0.8)

Fiscal 2007 Compared to Fiscal 2006

Net sales decreased from $119.8 million in fiscal 2006 to $101.5 million in fiscal 2007, a decrease of 15.3%. Sales of the Company’s higher-end telescope products decreased in the aggregate by approximately $3 million from the prior year. Related telescope accessories also decreased from the prior year by approximately $2 million. Sales of the Company’s mid-level ETX products decreased by approximately $9 million and sales of the Company’s less-expensive, smaller-aperture telescopes decreased from the prior year period by approximately $2 million. Binocular sales were down approximately $3 million and riflescope sales declined by approximately $2 million from prior year sales levels. Partially offsetting these sales declines was an increase in sales of spotting scopes of approximately $2 million, principally on increased sales of spotters to Lidl in Europe. Also offsetting the sales declines was an increase of nearly $2 million in sales of microscopes and magnifiers. Management believes that as supply problems are resolved, sales of the Company’s higher-end products and accessories and sales of mid-level ETX products will improve. Management also believes that as the Company introduces new and innovative products into the telescope markets (several of which are slated for introduction during fiscal 2008 and 2009) that demand for a broad range of products in that category will be stimulated. Management believes that demand for the Company’s less-expensive telescope and binocular products can be enhanced with new product introductions, targeted marketing and competitive pricing. Included in the above discussion of specific year over year changes is the positive effect of the stronger euro versus the dollar compared to the prior year (European U.S. dollar sales were positively affected by approximately $1.6 million).

Gross profit decreased from $29.5 million (24.6% of net sales) in fiscal 2006 to $17.5 million (17.2% of net sales) in fiscal 2007, a decrease of 40.1%. The dollar decrease followed the $18.3 million decrease in net sales and the 7.4 percentage point decrease in gross margin (gross profit as a percent of net sales) for the period. A combination of significantly reduced sales volume of higher-end products during the current year not covering fixed costs to the extent those costs were covered in the prior year, unit cost increases outpacing average selling price (“ASP”) increases, unit cost decreases not compensating for discounted ASPs, (the previous two conditions reflecting the aggressive inventory rationalization undertaken by management during the year), and SKU reduction led to the overall declines in gross margins. Among the product types that the Company buys as finished goods from its various suppliers (principally located in China), small imported telescope, mid-level ETX products, microscopes and magnifiers saw an increase in ASPs over the ASPs for fiscal 2006. ASPs for the Company’s higher-end manufactured product categories (those sold under the Meade and Coronado brand names) also experienced higher overall ASPs during fiscal 2007 as compared to the prior year. Other imported finished goods including riflescopes, binoculars, and the majority of the Company’s accessories, all experienced decreases in ASPs for fiscal 2007 as compared to fiscal 2006. Discounts, markdowns and product mix change were the principal drivers of the lower ASPs during fiscal 2007. Despite the improvements in ASPs for certain imported product types and for the domestically manufactured higher-end products, all of the Company’s imported and domestically manufactured higher-end product categories experienced decreased gross margins from the prior year (except for binoculars which was the only product category to show gross margin improvement over the prior year). Adding marginally to the decrease in gross profit was approximately $0.5 million in severance for certain employees in the manufacturing and operations departments included in cost of sales during fiscal 2007. There was no corresponding severance included in cost of sales in the prior year. The strengthened euro versus the dollar did not have a significant effect on gross margin because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases.

Selling expenses decreased from $18.3 million (15.3% of net sales) in fiscal 2006 to $17.6 million (17.4% of net sales) in fiscal 2007, a decrease of 3.5%. The dollar decrease was primarily due to: 1) a reduction in marketing and advertising expenses of approximately $1 million as the Company rationalized its advertising expenses against lower sales; 2) freight cost reductions of approximately $0.5 million on lower sales; 3) commission expense reduction of approximately $0.2 million on lower commissionable sales; and 4) a decrease of approximately $0.8 million in sales related compensation costs that was completely offset by approximately $0.8 million in severance costs during fiscal 2007. Partially offsetting the decreases were increases in temporary labor of approximately $0.3 million and increased bad debt expense of approximately $0.7 million. The increase in selling expenses as a percent of sales compared to the prior year is attributable to the variability of the expenses being less than the variability of sales.

General and administrative expenses increased from $13.1 million (10.9% of net sales) in fiscal 2006 to $15.2 million (14.9% of net sales) in fiscal 2007, an increase of 16.0%. The dollar increase in general and administrative expenses was primarily due to: 1) an increase of approximately $0.6 million in stock compensation costs related to the Company’s adoption of FAS 123R; 2) an increase of approximately $0.9 million in accounting and legal fees that were principally related to the Company’s internal stock option investigation and the related preparation of the Company’s required filings; and 3) increased temporary labor of approximately $0.3 million. General and administrative compensation costs included approximately $0.8 and $0.5 million related to severance costs during fiscal 2007 and 2006, respectively. Not including severance costs, compensation costs decreased approximately $0.3 million in fiscal 2007 as compared to the prior year. Including severance costs, general and administrative compensation costs were unchanged from the prior year. Severance costs incurred during fiscal 2007 were related to the departure of the Company’s general counsel and chief financial officer. Severance during the prior year related to the departure of the Company’s then chief executive officer. The increase in general and administrative expenses as a percent of sales compared to the prior year is partially due to the “one time” nature of several of the charges during the year and the relatively fixed nature of other costs incurred. Stock-based compensation expenses, included in general and administrative expenses, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were zero in fiscal 2007, and approximately $3,000 in fiscal 2006, respectively.

ESOP contribution expense was relatively flat from the prior year at approximately $0.3 million in each of the two years; 0.3% of net sales in fiscal 2006 and 2007, respectively. Changes in this non-cash charge are principally due to changes in the average market value of the Company’s common stock during the year. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company’s common stock changes.

Research and development expenses increased to $1.8 million (1.8% of net sales) in fiscal 2007 from $1.5 million in fiscal 2006 (1.2% of net sales), an increase of 25.7%. The increase was principally due to an increase in external research and development consulting costs. Research and development expenses continue to be focused on new product development and product improvement in the Company’s core consumer product categories.

Interest expense decreased from $1.2 million for fiscal 2006 (1.0% of net sales) to $0.8 million for fiscal 2007 (0.8% of net sales), a decrease of 33.3%. This decrease was principally due to lower average borrowings as compared to the prior year.

The tax provision was $0.9 million on consolidated pre-tax losses of $18.3 million for fiscal 2007. This was the result of: 1) the Company recording a provision for income taxes on pre-tax income generated in Europe at an estimated rate of 33% (the European pre-tax income was approximately $3.6 million for the fiscal 2007 year); and 2) no tax benefit recognized on pre-tax losses generated by the Company’s domestic operations (domestic operations’ pre-tax loss was approximately $22.0 million for the year). The Company did not recognize tax benefit on its domestic pre-tax losses due to the uncertainty of realizing those benefits. The Company is not recognizing tax benefits for financial reporting purposes because it continues to believe, consistent with its determination made at February 28, 2006, that those tax benefits should not be recognized due to insufficient objective evidence at this time to support recognition of those benefits for financial reporting purposes. The effective tax rate for the year ended February 28, 2006 was significantly affected by recording a valuation allowance to recognize the uncertainty of realizing the benefits of the Company’s domestic net deferred tax assets. The valuation allowance was recorded because there was insufficient objective evidence at that time to recognize those assets for financial reporting purposes. At February 28, 2006, a valuation allowance of approximately $12.5 million was recorded to offset the Company’s deferred tax assets. Ultimate realization of any tax benefits is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

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

Gross profit increased from $28.2 million (25.2% of net sales) in fiscal 2005 to $29.5 million (24.6% of net sales) in fiscal 2006, an increase of 4.7%. The dollar increase followed the increase in net sales and relatively flat gross margin (gross profit as a percent of net sales) for the period. Gross margin was down six tenths of a point compared to the prior year as improvements coming from sales trending to several higher margin products were offset by lower margins at Simmons Outdoor principally due to discounts on prior year, older-technology, products and air freight expenses on the new Simmons products. The air-freight was incurred in an effort to provide the Company’s customers with the Simmons products in as timely a manner as possible. The strengthened dollar versus the euro did not have a significant effect on gross margin because the European subsidiary utilizes forward contracts on substantially all of its significant dollar inventory purchases. Stock-based compensation expenses, included in cost of sales, related to stock options with exercise prices deemed to be below the fair market value at the measurement date were zero in fiscal 2006 compared to $19,000 in fiscal 2005.

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

The effective tax rate for the year ended February 28, 2006 was significantly affected by recording a valuation allowance to recognize the uncertainty of realizing the benefits of the Company’s domestic net deferred tax assets. The valuation allowance was recorded because there was insufficient objective evidence at the time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits. At February 28, 2006, a valuation allowance of approximately $12.5 million was recorded to offset the Company’s deferred tax assets.

Liquidity and Capital Resources

The Company incurred net losses of ($19,182,000), ($13,980,000) and ($931,000) for the years ended February 28, 2007, 2006 and 2005, respectively. The net loss in fiscal 2006 was significantly affected by a $12,504,000 valuation allowance recorded against the Company’s deferred tax assets. During fiscal 2007 the Company continued to maintain a full valuation allowance on its deferred tax assets. The net loss for the year ended February 28, 2007, therefore, reflects no tax benefits on the Company’s U.S.-based pre-tax losses which aggregated ($21,885,000). On a consolidated basis, the Company incurred pre-tax losses of ($18,294,000), ($4,876,000) and ($1,462,000), for the years ended February 28, 2007, 2006 and 2005, respectively. Net sales during fiscal 2007 decreased approximately 15% from fiscal 2006 levels. For the fiscal year 2007, sales were negatively affected as supply shortages expanded to include not just riflescopes but many of the Company’s foreign-sourced and domestically produced telescopes as well. Management can not apportion how much of the decline in sales may be attributable to lack of supply versus diminished market demand. However, the supply problems during fiscal 2007 were severe. Gross margins dropped over seven percentage points during fiscal 2007 as compared to the prior year. The combination of significantly reduced sales volume of higher-end products during the current year not covering fixed costs to the extent those costs were covered in the prior year, average selling prices dropping or not keeping pace with average cost per unit increases (reflecting the aggressive inventory rationalization undertaken by management during fiscal 2007), and SKU reduction led to the overall declines in gross margins. Operating margins fell significantly during fiscal 2007 as the effects of significant severance costs and increased legal and accounting costs (related to late filing of the prior years’ required filings) added to the effects of lower gross margins.

With respect to sales recovering from the declines experienced during fiscal 2007, management believes that: 1) sufficient quantities of riflescope and telescope products (both domestically produced and foreign sourced) are in production and that production will be able to fully meet demand; 2) a combination of new products, effective marketing and appropriate pricing will stimulate demand for the Company’s higher-end products; and 3) while competition for low-end products will continue to be acute the Company may be able to increase demand for these products with enhanced and new product introductions, targeted marketing and competitive pricing.

Supply chain management will be critical to the Company’s success in achieving its fiscal 2008 targets and beyond. Management took two major steps during fiscal 2007 to improve supply chain management at the Company. First, management appointed a new senior vice president of operations and, with that, restructured the operations department, adding two additional senior level managers and emphasizing a process-driven supply chain organization. Second, management signed an agreement with Three Sixty Sourcing Ltd., a Hong Kong corporation (“360 Sourcing”). 360 Sourcing will provide the Company with assistance for virtually all aspects of its exclusive sourcing in China. Management believes that the restructuring of the Company’s operations department and the agreement with 360 Sourcing will mitigate the current supply chain problems and eliminate the severe shortages in key products (principally riflescopes and mid-priced telescopes) that the Company has experienced over the past two fiscal years.

As of February 28, 2007, the Company had $4.0 million in cash. The Company funded its operations during the fiscal year with cash and other working capital. Operations generated approximately $2.6 million in cash, overcoming a $19.2 million net loss with approximately $2 million in depreciation, amortization and ESOP expenses, approximately $0.6 million in stock-based compensation expenses, approximately $0.5 million in bad debt allowances and approximately $10 million and $4 million reductions in inventories and accounts receivable, respectively. Also adding to cash flow from operations was approximately $4.5 million in increased short-term liabilities. Inventories decreased as management continued to focus on inventory reduction through aggressive discounts on older inventories and planned SKU count reductions. Lack of sufficient supply of several of the Company’s primary products also affected inventory levels. Inventories at February 28, 2007 were $25.3 million on fiscal year sales of $101.5 million. Inventories at February 28, 2007 were at the lowest level at a year end reporting period since February 28, 1999 when inventories were $14.2 million on fiscal year sales of $76.3 million. Overall inventory turns increased to 2.8 times during fiscal 2007, up from 2.2 times in fiscal 2006. In addition, cash from operations was used to pay down the Company’s bank lines of credit by approximately $3 million bringing the balance owed on its bank lines to $0.9 million at February 28, 2007. Accounts receivable decreased on lower sales during the Company’s fourth fiscal quarter as compared to the prior year’s fourth quarter. Accounts payable, accrued liabilities and income taxes payable all increased from the prior year and were influenced by the timing of certain expenses and deliberate cash management. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

Continuing losses for the year ended February 28, 2007 led the Company to conclude that it would not be in compliance with the minimum EBITDA requirement as set forth in the U.S. credit agreement for the period then ended. Accordingly, on May 31, 2007, in anticipation of such non-compliance, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment makes the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company’s calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company’s European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants.

Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 28, 2007 was approximately $3 million. The credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (10.25% at February 28, 2007).

On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,805,000 USD at that date). The approximately 50,000 sq. ft building, located in Rhede, Germany, is being used as office and warehouse space. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,814,000 USD at February 28, 2007) long-term loan commitment (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $15,200 USD at February 28, 2007) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan no. 2 (approximately $1,705,000 USD at that date).

The European subsidiary renegotiates the terms of its short-term revolving lines on an annual basis. Currently the European line is 2,000,000 Euro (approximately $2,638,000 USD at February 28, 2007) increasing to a maximum of 9,000,000 Euro (approximately $11,872,000 USD at February 28, 2007) during fiscal 2008. The line bears interest at EURIBOR plus 2%. The line increases to 3,500,000 Euro (approximately $4,617,000 USD at February 28, 2007) from August 1, 2007 through August 31, 2007, then increases to 9,000,000 Euro from September 1, 2007 through February 29, 2008. From March 1, 2008 through August 31, 2008 the line returns to 2,000,000 Euro. The aforementioned lines of credit are provided on the condition that an intercompany loan of $2,000,000 be repaid to the Company’s European subsidiary by July 31, 2007. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,430,000 USD at February 28, 2007); and require a minimum capitalization of 3,500,000 Euro (approximately $4,617,000 USD at February 28, 2007) at the subsidiary.

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

Capital expenditures aggregated $0.4 million, $2.8 million and $0.9 million for the fiscal years ended February 28, 2007, 2006, and 2005, respectively.

Contributions to the Company’s Employee Stock Ownership Plan (“ESOP”) are accounted for as a contribution expense on the Company’s statement of operations and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding number of shares is added to the Weighted Average Common Shares Outstanding and Unearned ESOP Shares on the Company’s Balance Sheet are reduced. The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the Company will realize cash tax savings equal to the product of the tax basis of the contributions, multiplied by the applicable statutory tax rates in effect at the time.

The following table summarizes the Company’s contractual obligations as of February 28, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments due by period:
Contractual Obligations:	Total	Up to 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,360,000	$182,000	$364,000	$364,000	$450,000
Non-cancelable operating leases and other contractual obligations	7,562,000	1,501,000	2,530,000	2,705,000	826,000
Total contractual cash obligations	$8,922,000	$1,683,000	$2,894,000	$3,069,000	$1,276,000

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of this interpretation did not have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 159 in fiscal 2009 to have a material impact on its results of operations or financial position.

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

the Company’s ability to differentiate itself through its customer service; the Company’s ability, through the restructuring of its operations department and agreement with 360 Sourcing, to mitigate its current supply chain problems and eliminate the severe shortages in key products that the Company has experienced over the past two fiscal years; the Company’s ability to increase production of its high-end products and stimulate demand for those products; the Company’s ability to overcome intense competition in its low-end products and increase demand for those products; the Company’s ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise into markets outside its core consumer markets; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

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

The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given the Company’s foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. The Company does not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of February 28, 2007, the Company did not have any outstanding forward exchange contracts.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the U.S. revolving and term loans. The debt under the U.S. revolving and term loans bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Had U.S. interest rates been one percentage point higher during fiscal 2007, interest expense for the year ended February 28, 2007 would have increased by less than $0.1 million.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table (in thousands of dollars, except per share amounts) presents unaudited financial results for each of the eight quarters in the period ended February 28, 2007. The Company believes that all necessary adjustments have been included to state fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

Fiscal 2007 (in thousands of dollars except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,745	$18,585	$48,498	$15,707
Cost of sales	15,297	15,674	38,189	14,905
Gross profit	3,448	2,911	10,309	802
Selling expenses	3,359	4,423	5,502	4,362
General and administrative expenses	3,044	3,994	3,866	4,269
ESOP expenses	78	72	79	73
Research and development expenses	327	379	467	667
Operating income (loss)	(3,360)	(5,957)	395	(8,569)
Interest expense	99	116	277	311
Income (loss) before income taxes	(3,459)	(6,073)	118	(8,880)
Provision (benefit) for income taxes	117	(140)	1,299	(388)
Net income (loss)	$(3,576)	$(5,933)	$(1,181)	$(8,492)
Net income (loss) per share—basic and diluted	$(0.18)	$(0.30)	$(0.06)	$(0.43)

Fiscal 2006 (in thousands of dollars except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$21,525	$21,877	$53,092	$23,341
Cost of sales	15,533	16,870	38,424	19,506
Gross profit	5,992	5,007	14,668	3,835
Selling expenses	3,693	4,106	6,528	3,959
General and administrative expenses	2,880	3,041	3,010	4,151
ESOP expenses	92	79	91	81
Research and development expenses	369	302	395	398
Operating income (loss)	(1,042)	(2,521)	4,644	(4,754)
Interest expense	204	231	419	349
Income (loss) before income taxes	(1,246)	(2,752)	4,225	(5,103)
Provision (benefit) for income taxes	(464)	(1,288)	2,744	8,112
Net income (loss)	$(782)	$(1,464)	$1,481	$(13,215)
Net income (loss) per share—basic and diluted	$(0.04)	$(0.08)	$0.08	$(0.68)

Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability.

Item 9.                        Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company determined that two material weaknesses in its internal control over financial reporting existed as of February 28, 2006. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based compensation expense and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors with regard to the accounting for certain stock option grants and resulted in the restatement of the Company’s consolidated financial statements and related disclosures, as set forth in the Company’s Annual Report for the year ended February 28, 2006. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company determined that this control deficiency constituted a material weakness. The Company also determined that, as of February 28, 2006, it did not maintain adequate controls over the preparation, analysis, documentation, and review of the income tax provision calculation and related financial statement disclosures.

Therefore, the Company’s then Chief Executive Officer and then Chief Financial Officer concluded that, as of February 28, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described in the preceding paragraph.

Remediation of Material Weakness in Internal Control over Financial Reporting of Stock-Based Compensation Expense

To address the findings of the independent investigation and the Company’s subsequent analysis which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to non-cash stock-based accounting, the Company agreed to implement a series of remedial actions during the third and fourth quarters of fiscal year 2007, including: (i) the institution of polices and procedures regarding the pricing and dating of option grants to new hires; (ii) the use of fixed, pre-determined dates for the issuance of options to employees and directors other than new hires; (iii) required documentation of approval of all option grants in Compensation Committee and/or Board minutes, not via the use of unanimous written consents; (iv) a prohibition against the exercise of discretionary authority by any employee over any aspect of the Company’s stock option plan; (v) the contemporaneous preparation and dating of Compensation Committee minutes and related documentation; and (vi) the utilization of nationally recognized stock option accounting software. Management believes that these corrective actions, taken during the fourth quarter of fiscal 2007 and taken as a whole, have mitigated the material weakness described above as of the end of the period covered by this report.

Remediation of Controls over the Preparation, Analysis, Documentation, and Review of the Income Tax Provision Calculation

The remediation plan over the preparation, analysis, documentation and review of the income tax provision calculation, is focused on outsourcing the calculation to a qualified tax professional combined with appropriate internal knowledge to maintain effective controls over the documentation and review of the Company’s income tax provision calculation. Management believes that outsourcing the calculation to a qualified tax professional combined with appropriate internal knowledge is sufficient and results in effective controls over the documentation and review of the Company’s income tax provision calculation.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2007, the remediation of the material weakness over financial reporting of stock-based compensation expense was finalized upon approval, by the Company’s compensation committee of the Board of Directors, of the Company’s equity compensation award grant procedures which encapsulated the remedial actions described above. Also during the fourth quarter of fiscal 2007, the Company engaged a qualified tax professional to aid the Company in the preparation, analysis, documentation and review of its income tax provision calculation. Management believes that these actions taken during the fourth quarter of fiscal 2007 corrected, as of the end of the period covered in this report, the material weaknesses in the Company’s internal control over financial reporting as described herein.

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

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Executive Officers of the Registrant

Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of May 21, 2007:

Name	Age	Position
Steven L. Muellner	57	Chief Executive Officer, President, Director
Paul E. Ross	33	Senior Vice President—Finance and Chief Financial Officer
Robert L. Davis	40	Senior Vice President—Sales
Donald Finkle	49	Senior Vice President—Operations
Kenneth W. Baun	59	Senior Vice President—Engineering

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

Paul E. Ross has been the Company’s Senior Vice President—Finance and Chief Financial Officer since March 2007. From May 2005 to March 2007, Mr. Ross was the chief financial officer and treasurer of Power-One, Inc., a Nasdaq-listed manufacturer of power supply products for use in communication, semiconductor, testing, medical, industrial and other electronic instruments. From April 2001 to May 2005, Mr., Ross held various positions with Power-One including finance and corporate controller, director of corporate finance, and manager of financial planning and reporting. From December 1998 to April 2001, Mr. Ross was the senior financial analyst of the external reporting group with BP/Atlantic Richfield Company (ARCO). From September 1996 to December 1998, Mr. Ross was an audit associate and then senior audit associate with PricewaterhouseCoopers LLP. Mr. Ross received his BA degree from UCLA in 1996 and his MBA degree from USC in 2002.

Robert L. Davis has been the Company’s Senior Vice President—Sales since July 2006 and its Senior Vice President—Corporate Development since March 2003. Mr. Davis was the Company’s Senior Vice President and Assistant General Counsel from March 2002 to February 2003. Mr. Davis was the Company’s Vice President and Assistant General Counsel from December 1999 to February 2002. From September 1996 to December 1999, Mr. Davis was an attorney with O’Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

Donald W. Finkle has been the Company’s Senior Vice President—Operations since August 2006. From January 2004 to August 2006, Mr. Finkle served as President and Chief Executive Officer of Southwest Business Systems, a private integrator of software and hardware operating solutions for the hospitality industry. From September 2001 to July 2003, he served as Group Vice President of R&D for BIC Corporation, a consumer packaged goods company. From May 1998 to September 2001, Mr. Finkle was Director of Product Development and Engineering at Avery Dennison Corporation, a manufacturer of pressure sensitive materials and consumer packaged goods. From 1990 to 1998 Mr. Finkle was employed by Toro Corporation, where he held various positions including Materials and Logistics Manager and Total Quality Manager. Mr. Finkle received a BS degree in Business and a MS degree in Systems and Industrial Engineering from the University of Arizona.

Kenneth W. Baun has been the Company’s Senior Vice President—Engineering since March 2002. From June 1995 to March 2002, Mr. Baun served as the Company’s Vice President—Engineering. From March 1995 to June 1995, he worked as an engineering manager for the Company. From 1991 to 1995, Mr. Baun was the President of Summit Instruments Corp., a producer of disk drive test equipment. In addition, from 1973 to 1980, Mr. Baun worked as an engineering department manager at UNISYS. Mr. Baun received a BA degree in electrical engineering and an MS degree in computer science from the University of California at Los Angeles.

A purported shareholder derivative action and a putative federal securities class action have been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants (see Item 3. Legal Procedings).

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Page Number
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at February 28, 2007 and 2006	F-3
Consolidated Statements of Operations for each of the three years in the period ended February 28, 2007	F-4
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended February 28, 2007	F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended February 28, 2007	F-6
Notes to Consolidated Financial Statements	F-7
2. Financial Statement Schedule:
For each of the three years in the period ended February 28, 2006—II—Valuation and Qualifying Accounts
3. Exhibits included or incorporated herein: See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Meade Instruments Corp.

We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 28, 2007 and 2006 and the consolidated results of its operations and its cash flows for the year ended February 28, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MOSS ADAMS LLP

Irvine, CA

June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Meade Instruments Corp.

In our opinion, the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended February 28, 2005 present fairly, in all material respects, the results of operations of Meade Instruments Corp. and its subsidiaries and their cash flows for the year ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended February 28, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California
May 27, 2005, except for the restatement discussed in Note 3 (not presented herein) to the consolidated financial statements appearing under Item 15 of the Company’s 2006 Annual Report on Form 10-K, as to which the date is November 27, 2006.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2007	February 28, 2006
ASSETS
Current assets:
Cash	$4,048,000	$7,589,000
Accounts receivable, less allowance for doubtful accounts of $1,048,000 in 2007 and $483,000 in 2006	12,445,000	16,822,000
Inventories, net	25,289,000	34,359,000
Prepaid expenses and other current assets	443,000	395,000
Total current assets	42,225,000	59,165,000
Goodwill	3,141,000	2,115,000
Acquisition-related intangible assets, net	4,682,000	5,018,000
Property and equipment, net	4,851,000	5,371,000
Other assets, net	230,000	571,000
	$55,129,000	$72,240,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$860,000	$4,229,000
Accounts payable	8,551,000	5,899,000
Accrued liabilities	6,810,000	5,773,000
Income taxes payable	1,415,000	133,000
Current portion of long-term debt and capital lease obligations	200,000	1,306,000
Total current liabilities	17,836,000	17,340,000
Long-term debt and capital lease obligations	1,186,000	1,410,000
Deferred income taxes	1,436,000	1,540,000
Deferred rent	195,000	222,000
Commitments and contingencies Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,086,000 and 20,004,000 shares issued and outstanding at February 28, 2007 and 2006, respectively	201,000	200,000
Additional paid-in capital	45,104,000	44,890,000
Retained earnings	(11,096,000)	8,086,000
Deferred compensation	(148,000)	(507,000)
Accumulated other comprehensive income	1,580,000	682,000
	35,641,000	53,351,000
Unearned ESOP shares	(1,165,000)	(1,623,000)
Total stockholders’ equity	34,476,000	51,728,000
	$55,129,000	$72,240,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28
	2007	2006	2005
Net sales	$101,535,000	$119,835,000	$111,799,000
Cost of sales	84,065,000	90,333,000	83,608,000
Gross profit	17,470,000	29,502,000	28,191,000
Selling expenses	17,646,000	18,286,000	16,063,000
General and administrative expenses	15,173,000	13,082,000	10,251,000
ESOP contribution expense	302,000	343,000	419,000
Research and development expenses	1,840,000	1,464,000	2,032,000
Operating loss	(17,491,000)	(3,673,000)	(574,000)
Interest expense	803,000	1,203,000	888,000
Loss before income taxes	(18,294,000)	(4,876,000)	(1,462,000)
Provision (benefit) for income taxes	888,000	9,104,000	(531,000)
Net loss	$(19,182,000)	$(13,980,000)	$(931,000)
Net loss per share—basic and diluted	$(0.98)	$(0.72)	$(0.05)
Weighted average common shares outstanding—basic	19,608,000	19,419,000	19,288,000
Weighted average common shares outstanding—diluted	19,608,000	19,419,000	19,288,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deferred	Retained	Unearned
	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	ESOP Shares	Total
Balance at February 29, 2004	19,989,000	$200,000	$44,324,000	$882,000	$(117,000)	$22,997,000	$(2,540,000)	$65,746,000
Release of ESOP shares	—	—	(40,000)	—	—	—	459,000	419,000
Exercise of stock options	13,000	—	32,000	—	—	—	—	32,000
Tax benefit of stock options exercised and forfeited	—	—	2,000	—	—	—	—	2,000
Amortization of stock-based compensation	—	—	—	—	114,000	—	—	114,000
Reversal of deferred compensation for option forfeitures and cancellations	—	—	5,000	—	(5,000)	—	—	—
Comprehensive income (loss):
Currency translation adjustment	—	—	—	378,000	—	—	—	378,000
Interest rate swap valuation	—	—	—	17,000	—	—	—	17,000
Reclassification of realized loss on sale of marketable securities, net of tax	—	—	—	97,000	—	—	—	97,000
Net loss	—	—	—	—	—	(931,000)	—	(931,000)
Total comprehensive loss	—	—	—	—	—	—	—	(439,000)
Balance at February 28, 2005	20,002,000	200,000	44,323,000	1,374,000	(8,000)	22,066,000	(2,081,000)	65,874,000
Release of ESOP shares	—	—	(115,000)	—	—	—	458,000	343,000
Exercise of stock options	2,000	—	4,000	—	—	—	—	4,000
Tax benefit of stock options exercised and forfeited	—	—	(1,000)	—	—	—	—	(1,000)
Amortization of stock-based compensation	—	—	—	—	3,000	—	—	3,000
Reversal of deferred compensation for option forfeitures and cancellations	—	—	(2,000)	—	2,000	—	—	—
Issuance of restricted stock	—	—	681,000	—	(681,000)	—	—	—
Amortization of restricted stock	—	—	—	—	177,000	—	—	177,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	(692,000)	—	—	—	(692,000)
Net loss	—	—	—	—	—	(13,980,000)	—	(13,980,000)
Total comprehensive loss	—	—	—	—	—	—	—	(14,672,000)
Balance at February 28, 2006	20,004,000	$200,000	$44,890,000	$682,000	$(507,000)	$8,086,000	$(1,623,000)	$51,728,000
Release of ESOP shares	—	—	(156,000)	—	—	—	458,000	302,000
Vested restricted stock	82,000	1,000	(1,000)	—	—	—	—	—
Forfeiture of restricted stock	—	—	(193,000)	—	193,000	—	—	—
Stock option compensation	—	—	564,000	—	—	—	—	564,000
Amortization of restricted stock	—	—	—	—	166,000	—	—	166,000
Comprehensive income (loss):
Currency translation adjustment	—	—	—	898,000	—	—	—	898,000
Net loss	—	—	—	—	—	(19,182,000)	—	(19,182,000)
Total comprehensive loss	—	—	—	—	—	—	—	(18,284,000)
Balance at February 28, 2007	20,086,000	$201,000	$45,104,000	$1,580,000	$(148,000)	$(11,096,000)	$(1,165,000)	$34,476,000

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,182,000)	$(13,980,000)	$(931,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,869,000	2,385,000	2,014,000
ESOP contribution	302,000	343,000	419,000
Allowance for doubtful accounts	543,000	310,000	203,000
Deferred income taxes	—	9,826,000	(439,000)
Stock-based compensation	564,000	3,000	114,000
Deferred rent amortization	(27,000)	(127,000)	(40,000)
Loss on disposal of fixed assets	29,000	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,263,000	225,000	4,869,000
Inventories	9,523,000	12,030,000	(6,658,000)
Prepaid expenses and other current assets	(46,000)	352,000	(289,000)
Other assets	247,000	(393,000)	321,000
Accounts payable	2,519,000	2,123,000	(1,823,000)
Accrued liabilities	875,000	1,132,000	(2,565,000)
Income taxes payable	1,150,000	(2,716,000)	114,000
Net cash provided by (used in) operating activities	2,629,000	11,513,000	(4,691,000)
Cash flows from investing activities:
Capital expenditures	(443,000)	(2,815,000)	(898,000)
Contingent acquisition consideration	(1,026,000)	—	(2,474,000)
Net cash used in investing activities	(1,469,000)	(2,815,000)	(3,372,000)
Cash flows from financing activities:
Payments on long-term debt	(1,488,000)	(824,000)	(583,000)
Borrowing on a long-term bank note	—	1,675,000	—
Net (payments) borrowings under bank lines of credit	(3,369,000)	(5,598,000)	4,768,000
Exercise of stock options, with tax benefit	—	4,000	37,000
Payments under capital lease obligations	(28,000)	(17,000)	(27,000)
Net cash (used in) provided by financing activities	(4,885,000)	(4,760,000)	4,195,000
Effect of exchange rate changes on cash	184,000	(278,000)	(9,000)
Net (decrease) increase in cash	(3,541,000)	3,660,000	(3,877,000)
Cash at beginning of year	7,589,000	3,929,000	7,806,000
Cash at end of year	$4,048,000	$7,589,000	$3,929,000
Supplemental disclosures of cash flow information:
Interest paid	$803,000	$1,203,000	$888,000
Issuance of restricted stock	—	681,000	—
Purchase of equipment under capital lease	—	21,000	—
Income taxes	778,000	2,295,000	(245,000)

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

2.                 Liquidity

The Company incurred net losses of ($19,182,000), ($13,980,000) and ($931,000) for the years ended February 28, 2007, 2006 and 2005, respectively. The net loss in fiscal 2006 was significantly affected by a $12,504,000 valuation allowance recorded against the Company’s deferred tax assets. During fiscal 2007 the Company continued to maintain a full valuation allowance on its deferred tax assets. The net loss for the year ended February 28, 2007, therefore, reflects no tax benefits on the Company’s U.S.-based pre-tax losses which aggregated ($21,885,000). On a consolidated basis, the Company incurred pre-tax losses of ($18,294,000), ($4,876,000) and ($1,462,000), for the years ended February 28, 2007, 2006 and 2005, respectively. Net sales during fiscal 2007 decreased approximately 15% from fiscal 2006 levels. For the fiscal year 2007, sales were negatively affected as supply shortages expanded to include not just riflescopes but many of the Company’s foreign-sourced and domestically produced telescopes as well. Management can not apportion how much of the decline in sales may be attributable to lack of supply versus diminished market demand. However, the supply problems during fiscal 2007 were severe. Gross margins dropped over seven percentage points during fiscal 2007 as compared to the prior year. The combination of significantly reduced sales volume of higher-end products during the current year not covering fixed costs to the extent those costs were covered in the prior year, average selling prices dropping or not keeping pace with average cost per unit increases (reflecting the aggressive inventory rationalization undertaken by management during fiscal 2007), and SKU reduction led to the overall declines in gross margins. Operating margins fell significantly during fiscal 2007 as the effects of significant severance costs and increased legal and accounting costs (related to late filing of the prior years’ required filings) added to the effects of lower gross margins.

With respect to sales recovering from the declines experienced during fiscal 2007, management believes that: 1) sufficient quantities of riflescope and telescope products (both domestically produced and foreign sourced) are in production and that production will be able to fully meet demand; 2) a combination of new products, effective marketing and appropriate pricing will stimulate demand for the Company’s higher-end products; and 3) while competition for low-end products will continue to be acute the Company may be able to increase demand for these products with enhanced and new product introductions, targeted marketing and competitive pricing.

Supply chain management will be critical to the Company’s success in achieving its fiscal 2008 targets and beyond. Management took two major steps during fiscal 2007 to improve supply chain management at the Company. First, management appointed a new senior vice president of operations and, with that, restructured the operations department, adding two additional senior level managers and emphasizing a process-driven supply chain organization. Second, management signed an agreement with Three Sixty Sourcing Ltd., a Hong Kong corporation (“360 Sourcing”). 360 Sourcing will provide the Company with assistance for virtually all aspects of its exclusive sourcing in China. Management believes that the restructuring of the Company’s operations department and the agreement with 360 Sourcing will mitigate

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the current supply chain problems and eliminate the severe shortages in key products (principally riflescopes and mid-priced telescopes) that the Company has experienced over the past two fiscal years.

The fiscal 2007 operating results led to significantly diminished net assets as compared to the prior year. Management’s aggressive inventory rationalization led to an over $9 million drop in inventories. The sales declines, especially in the fourth quarter, led to declines in accounts receivable and increases in payables. On May 31, 2007, the Company renewed its U.S. bank line of credit which, management believes, will provide sufficient liquidity to allow the Company to execute its business plan. The Company  depends on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. In the event the Company’s plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all.

Management believes that the Company can return to profitability as: 1) the supply problems are corrected; 2) new products are introduced; 3) sales are concentrated more on first-line, higher margin products than on significantly discounted older inventory; 4) the cost savings of consolidating the U.S. operations into one facility (from a previous four facilities) are realized; and 5) reductions in significant “one time” expenses such as severance are realized.

3. Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and all of its subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements have happened on a limited basis in the past. Management has, however, decided to no longer enter into consignment type arrangements. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing the sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency

The assets and liabilities of the Company’s foreign operations are translated at end of period exchange rates for the Euro. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity as a component of accumulated other comprehensive income. The effects of foreign currency transactions denominated in a currency other than its foreign entities’ functional currency are included in general and administrative expenses. Foreign currency exchange gains included in general and administrative expenses were approximately $200,000 in each of the years ended February 28, 2007 and 2005, respectively. There were no net foreign currency exchange gains or losses included in general and administrative expenses for the year ended February 28, 2006.

Allowance for doubtful accounts

Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of the Company’s customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances may be required. While credit losses have historically been within management’s expectations and the provisions established significant deterioration in the liquidity or financial position of any of the Company’s major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s reporting units for purposes of applying the provisions of SFAS 142 are Meade Europe, Simmons Outdoor and Coronado. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows. As of February 28, 2007, the Company does not believe any impairment of goodwill has occurred.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At February 28, 2007 and 2006, respectively, goodwill and acquisition-related intangible assets included the following:

		February 28,
	Amortization	2007		2006
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	none	$3,141,000	$—	$2,115,000	$—
Acquisition-related intangible assets:
Brand names	none	$2,041,000	—	$2,041,000	—
Customer relationships	10	1,390,000	(556,000)	1,390,000	(417,000)
Trademarks	7-15	1,938,000	(1,511,000)	1,938,000	(1,451,000)
Completed technologies	12	1,620,000	(240,000)	1,620,000	(103,000)
Other	1	56,000	(56,000)	56,000	(56,000)
Total acquisition-related intangible assets		7,045,000	(2,363,000)	7,045,000	(2,027,000)
Total goodwill and acquisition-related intangible assets		$10,186,000	$(2,363,000)	$9,160,000	$(2,027,000)

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

Acquisition-related intangible asset	Amortization period (in years)	Gross carrying amount
Completed technologies	12	$1,620,000
Trademarks	9	540,000
Other	1	56,000
Goodwill	none	1,593,000
Total		$3,809,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 28, 2007 and 2006, respectively, are as follows:

	Non-amortizing intangible assets	Amortizing intangible assets
Balance, net, February 28, 2005	$6,372,000	$1,334,000
Completion of fair value evaluation of Coronado intangible assets	(2,216,000)	2,216,000
Amortization	—	(573,000)
Balance, net, February 28, 2006	4,156,000	2,977,000
Payment of contingent consideration for Coronado	1,026,000	—
Amortization	—	(336,000)
Balance, net, February 28, 2007	$5,182,000	$2,641,000

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2008	$336,000
2009	336,000
2010	336,000
2011	336,000
2012	336,000
Thereafter	961,000
Total	$2,641,000

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

Shipping and handling costs

The Company records shipping and handling costs in selling expenses. For the years ended February 28, 2007, 2006, and 2005, the Company incurred shipping and handling costs of $5,593,000, $6,055,000, and $4,861,000, respectively.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 28, 2007, 2006, and 2005, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $4,178,000, $4,598,000 and $4,090,000, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.

Research and development

Expenditures for research and development costs are charged to expense as incurred.

Earnings (loss) per share

Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Excluded from diluted weighted average shares of common stock for fiscal 2007 and 2006 were potential shares of common stock of 157,000 and 59,000, respectively, as the Company incurred a loss and the effect would be anti-dilutive. For fiscal years ended 2007, 2006 and 2005, options to purchase 2,426,000, 3,388,000, and 2,271,000 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

For each of the years ended February 28, 2007, 2006 and 2005 the Company incurred a net loss. Other than stock options, the Company has no dilutive securities. Therefore, due to the net losses reported, there is no difference between the number of shares used in the calculation of basic and diluted earnings per share.

Comprehensive income (loss)

Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at February 28, 2007 and 2006, includes only foreign currency translation adjustments.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company had no open hedging instruments at February 28, 2007, 2006 or 2005, respectively.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, allowances for doubtful accounts, excess and obsolete inventory, income taxes, asset impairment, anticipated transactions to be hedged, litigation reserves and contingencies. The Company did not have any interest rate swap agreements or foreign exchange contracts in effect at February 28, 2007, 2006 or 2005, respectively.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product warranties

The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade, Bresser and Coronado branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Many of the Simmons Outdoor products, principally riflescopes and binoculars, have lifetime limited warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, follows.

	February 28,
	2007	2006
Beginning balance	$1,053,000	$1,173,000
Warranty accrual	706,000	706,000
Labor and material usage	(607,000)	(794,000)
Effect of change in foreign currency exchange rates	32,000	(32,000)
Ending balance	$1,184,000	$1,053,000

Stock-based compensation

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses in accordance with SFAS 123R, included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended February 28, 2007, were approximately $0.6 million. Due to deferred tax valuation allowances provided during the year, no net benefit was recorded against this share-based compensation charged during the period.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted during the year ended February 28, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the year ended February 28, 2007

Expected life(1)	6.2 years
Expected volatility(2)	67.3%
Risk-free interest rate(3)	4.8%
Expected dividends	None

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

The Company did not recognize compensation expense for employee share-based awards for the period ended February 28, 2006, when the exercise price of the stock awards was greater than or equal to the market price of the underlying stock on the date of grant. The Company recognized compensation expense under APB 25 for certain stock options with exercise prices below fair market value on the date of grant, and for the fair value of restricted stock.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for disclosure only. The following table illustrates pro forma net loss per share for the fiscal years ended February 28, 2006 and 2005, respectively, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	February 28,
	2006	2005
Reported net loss	$(13,980,000)	$(931,000)
Compensation cost, net of taxes under APB 25	21,000	80,000
Compensation cost, net of taxes under SFAS No. 123	(531,000)	(943,000)
Pro forma net loss	$(14,490,000)	$(1,794,000)
Reported (loss) earnings per share—basic and diluted	$(0.72)	$(0.05)
Pro forma (loss) earnings per share—basic and diluted	$(0.75)	$(0.09)

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	February 28,
	2006	2005
Weighted average expected life (years)	6.0	6.0
Volatility	29.0%	33.1%
Risk-free interest rate	3.98%	3.65%
Expected dividends	None	None
Weighted average fair value of options granted at fair value	$2.28	$1.98
Weighted average fair value of options granted at below fair value	$—	$2.12

As of February 28, 2007 there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of March 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in its fiscal year 2008. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of this interpretation did not have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 159 in fiscal 2009 to have a material impact on its results of operations or financial position.

4.                 Acquisition of Coronado Technology Group, LLC

On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts receivable	$72,000
Inventories	312,000
Property, plant, equipment	367,000
Other assets	70,000
Intangible assets:
Completed technologies	1,620,000
Trademarks	540,000
Other	56,000
Goodwill	1,593,000
Current liabilities	(1,071,000)
Long-term liabilities, net of current portion	(59,000)
Total purchase price	$3,500,000

On an unaudited pro-forma basis, the effects of the acquisition were not significant to the Company’s results of operations.

5.                 Bank and other debt

Losses during fiscal 2006 led to the execution of the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”). Executed in June 2006, the Sixth Amendment set a minimum availability requirement of $1 million, set a minimum EBITDA requirement measured on a rolling four quarter basis beginning with the quarter ending February 28, 2007, eliminated the fixed charge coverage and minimum tangible net worth requirements, and added higher interest rate levels to the pricing grid. The fee for the amendment was $80,000. Upon execution of the Sixth Amendment the Company was in compliance with all of its bank covenants. On July 31, 2006, September 29, 2006,October 31, 2006 and November 30, 2006 the Company executed the Seventh, Eighth, Ninth and Tenth amendments to the Credit Agreement, respectively. Each amendment granted the Company additional time to meet the Credit Agreement requirements regarding the reporting deadlines for the Company’s fiscal 2006 audited year-end financial statements and 2007 fiscal year quarterly financial statements. The Company was not assessed a fee for the Seventh, Eighth, Ninth or Tenth amendments. Upon execution of the Tenth Amendment the Company was in compliance with all of its bank covenants.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Continuing losses for the year ended February 28, 2007 led the Company to conclude that it would not be in compliance with the minimum EBITDA requirement as set forth in the U.S. credit agreement for the period then ended. Accordingly, on May 31, 2007, in anticipation of such non-compliance, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment makes the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company’s calculated fixed charge coverage ratio; (4) removed the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company’s European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) established prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants.

Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 28, 2007 was approximately $3 million. The credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. Amounts outstanding under the U.S. revolving loan bear interest at the bank’s base rate (or LIBOR rate) plus applicable margins (10.25% at February 28, 2007).

On July 29, 2005, the Company’s European subsidiary purchased a building for cash of approximately 1,487,000 Euro (approximately $1,805,000 USD at that date). The approximately 50,000 sq. ft building, located in Rhede, Germany, is being used as office and warehouse space. The building is being depreciated straight-line over twenty-five years. In addition to an already existing long term loan with its bank (“European term loan no. 1”) the European subsidiary obtained a 1,375,000 Euro (approximately $1,814,000 USD at February 28, 2007) long-term loan commitment (“European term loan no. 2”) toward the purchase of the building. European term loan no. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately 11,500 Euro (approximately $15,200 USD at February 28, 2007) for ten years. On September 9, 2005, the European subsidiary drew down the 1,375,000 Euro term loan (approximately $1,705,000 USD at that date).

The European subsidiary renegotiates the terms of its short-term revolving lines on an annual basis. Currently the European line is 2,000,000 Euro (approximately $2,638,000 USD at February 28, 2007) increasing to a maximum of 9,000,000 Euro (approximately $11,872,000 USD at February 28, 2007) during fiscal 2008. The line bears interest at EURIBOR plus 2%. The line increases to 3,500,000 Euro (approximately $4,617,000 USD at February 28, 2007) from August 1, 2007 through August 31, 2007, then increases to 9,000,000 Euro from September 1, 2007 through February 29, 2008. From March 1, 2008 through August 31, 2008 the line returns to 2,000,000 Euro. The aforementioned lines of credit are provided on the condition that an intercompany loan of $2,000,000 be repaid to the Company’s European subsidiary by July 31, 2007. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of 2,600,000 Euro (approximately $3,430,000 USD at February 28, 2007); and require a

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum capitalization of 3,500,000 Euro (approximately $4,617,000 USD at February 28, 2007) at the subsidiary.

Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	February 28, 2007	February 28, 2006
U.S. bank revolving line of credit	$860,000	$4,229,000
European bank revolving line of credit	—	—
Total bank lines of credit	$860,000	$4,229,000
U.S. term loan	$—	$245,000
European term loan no.1	—	867,000
European term loan no.2	1,360,000	1,549,000
Notes payable	—	13,000
Capital lease obligations	26,000	42,000
Total debt and capital lease obligations	1,386,000	2,716,000
Less current portion:
U.S. term loan	—	(245,000)
European term loan no.1	—	(867,000)
European term loan no.2	(182,000)	(164,000)
Notes payable	—	(13,000)
Capital lease obligations	(18,000)	(17,000)
Total current portion long-term debt and capital lease obligations	(200,000)	(1,306,000)
Total long-term debt and capital lease obligations	$1,186,000	$1,410,000

In connection with the purchase of certain assets and the assumption of certain liabilities of Coronado in December 2004, the Company assumed an unsecured note, payable in monthly installments of $6,400, including interest at 10% per annum through May 2006 and a note, collateralized by equipment, payable in monthly installments of $26,000, including interest at 6% per annum through April 2005.

Aggregate maturities of long-term debt excluding capital leases at February 28, 2007 are as follows:

Fiscal Year:	Amount
2008	$182,000
2009	182,000
2010	182,000
2011	182,000
2012	182,000
Thereafter	450,000
Total	$1,360,000

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

6.                 Commitments and Contingencies

In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities in California. The lease term was ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. In December 2006, the Company renewed this lease for an additional five year term. This lease renews as of October 1, 2007, expires on September 30, 2012 and is renewable at the Company’s option for one additional five-year term. Lease commitments for this lease are subject to annual increases ranging between 3.2% to 4.7% per annum. In November 2003, a lease for office space in Florida was terminated. The Simmons Outdoor subsidiary operated in a leased facility in Georgia. The Simmons Outdoor facility lease term is eight years expiring in December 2007, with an option to renew for four additional four-year terms. Monthly rentals are adjusted at prescribed dates generally based on changes in the consumer price index. As of February 28, 2007, the Company had consolidated the Simmons Outdoor operation into its Irvine facility, closed operations in Georgia and sublet the Thomasville facility through December 2007. The Company will not exercise its option to renew the Thomasville lease upon its expiration in December 2007. From November 2002 to July 2005, the Company leased warehouse space in Mississippi on a month-to-month basis. The Mississippi lease was terminated in July 2005.

In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The Tijuana lease expires in 2010 with two, five-year options remaining.. The Company also leased 8,300 square feet of office and manufacturing space in Tuscon, Arizona for its Coronado Instruments subsidiary. The Company did not renew the Coronado lease and operations were moved to the Company’s Irvine, California facility upon expiration of the Coronado lease in August 2006. In connection with the purchase of certain assets and the assumption of certain liabilities of Coronado in December 2004, the Company assumed a capital lease for equipment used in the manufacture of Coronado product. The equipment had an initial cost of $56,000, interest is 7.1% per annum with monthly payments of principal and interest of $1,100. In July 2005, the Company entered into a capital lease for warehouse equipment. The lease term is four years. The equipment had an initial cost of $21,000, interest is 5.7% per annum with monthly payments of principal and interest of approximately $500.

Aggregate future minimum commitments under noncancellable leases (net of sub-lease receipts) and other agreements at February 28, 2007 that have remaining terms in excess of one year are as follows:

Fiscal Year	Capital	Operating
2008	$19,000	$1,483,000
2009	6,000	1,257,000
2010	2,000	1,265,000
2011	—	1,323,000
2012	—	1,382,000
Thereafter	—	826,000
Net minimum lease payments	27,000	$7,536,000
Less amount representing interest	1,000
Capital lease obligations	$26,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 28, 2007, 2006, and 2005, the Company incurred rent expense of $1,711,000, $2,135,000 and $2,337,000, respectively.

In 2001 and 2002, the Company filed suits against Tasco Sales, Inc. (“Tasco”) and Celestron International, Inc. (“Celestron”), charging the two companies with patent infringement and unfair competition. On July 8, 2004, the Company announced that it had reached an agreement, effective May 10, 2004, under which all outstanding litigation between the parties had been resolved.

The settlement included a licensing agreement under which Meade granted Celestron a non-exclusive license to utilize the patents in exchange for a royalty payment on sales of the related products. Included in net sales for the years ended February 28, 2006 and 2005 was approximately $17,000 and $135,000, respectively, for royalties received. No royalties were received for the year ended February 28, 2007.

The following purported shareholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:

In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v. Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. Under the current scheduling order, the plaintiffs are expected to file their opposition to the demurrers by June 22, 2007. The consolidated complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an amount to cover plaintiffs’ attorneys fees. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties are in the process of finalizing their settlement agreements. These settlements are conditioned upon court approval.

The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:

Grecian v. Meade Instruments Corp., et al., No. SA CV 06-908 AG (JTLx), United states District Court for the Central District of California, filed September 27, 2006. On January 8, 2007, the court granted the named plaintiffs’ motion to be appointed lead plaintiffs. On February 22, 2007, the plaintiffs filed their second amended complaint, which asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company’s option granting practices. Under the current scheduling order, the plaintiffs can file a third amended complaint by June 1, 2007. The defendants do not believe that the third amended complaint will differ materially from its predecessor. The defendants’ motion to dismiss the third amended complaint will be due on

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 16, 2007. On May 23, 2007, the parties in both this action and the derivative action discussed above participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an award to the class, from which plaintiffs’ attorneys fees and administrative costs would be paid. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties are in the process of finalizing their settlement agreements. These settlements are conditioned upon court approval.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended February 28, 2007, 2006 and 2005, the Company recognized ESOP contribution expense of $302,000, $343,000 and $419,000, respectively.

As of February 28, 2007, approximately 2,501,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are generally made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 499,000 shares in suspense at February 28, 2007, including approximately 125,000 shares committed to be released as of February 28, 2007.

The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 28, 2007 was $2.34 per share, the closing market price as determined by the Nasdaq National Market. At February 28, 2007 there was no repurchase obligation.

8.                 Income Taxes

Pretax income (loss) from continuing operations for each of the three years February 28, 2007, 2006 and 2005 consists of the following:

	Year Ended February 28,
	2007	2006	2005
Domestic	$(21,885,000)	$(8,659,000)	$(4,376,000)
Foreign	3,591,000	3,783,000	2,914,000
	$(18,294,000)	$(4,876,000)	$(1,462,000)

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended February 28,
	2007	2006	2005
Current:
Federal	$26,000	$(1,523,000)	$(524,000)
State	(210,000)	(645,000)	(261,000)
Foreign	1,176,000	1,392,000	502,000
	992,000	(776,000)	(283,000)
Deferred:
Federal	(8,383,000)	(2,475,000)	(358,000)
State	(92,000)	(159,000)	(512,000)
Foreign	(47,000)	10,000	622,000
Deferred tax asset valuation allowance	8,418,000	12,504,000	—
	(104,000)	9,880,000	(248,000)
	$888,000	$9,104,000	$(531,000)

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended February 28,
	2007	2006	2005
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.7)	(0.3)	(9.7)
Federal and state refunds received from refund claims	—	(14.0)	(31.5)
Foreign income	0.7	(1.0)	35.5
Research and development credits	(0.5)	(1.8)	(2.1)
Stock-based compensation	—	—	0.8
Valuation allowance	44.4	241.9	—
Other	(1.1)	(4.1)	4.7
	4.8%	186.7%	(36.3)%

The effective tax rates for the years ended February 28, 2007 and 2006 were significantly affected by recording valuation allowances aggregating $8,418,000 and $12,504,000, respectively, to recognize the uncertainty of realizing the benefits of the Company’s deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax assets and liabilities were comprised of the following:

	February 28, 2007	February 28, 2006
Sales returns	$331,000	$669,000
Inventory and accounts receivable	2,901,000	3,407,000
Accrued liabilities	1,169,000	872,000
Intangibles	(954,000)	(1,290,000)
Credits	4,996,000	3,771,000
Fixed assets	473,000	754,000
Stock-based compensation	797,000	1,068,000
Net operating losses	9,773,000	1,713,000
Total deferred tax assets	19,486,000	10,964,000
Less valuation allowance	(20,922,000)	(12,504,000)
	$(1,436,000)	$(1,540,000)

As of February 28, 2007, the Company has approximately $22,414,000 and $27,759,000 of net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carry forwards will begin to expire during the fiscal years ending February 28, 2023 and February 28, 2012, respectively. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3,701,000 and $1,600,000 which begin to expire during the fiscal years ending February 28, 2013 and February 28, 2024, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.

9.                 Business Segments, Geographic Data and Major Customers

The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes and other optical products. The Company is organized and operates as one segment in two principal geographic locations—North America and Europe. The following tables present information about product sales and geographic data for the years ended February 28, 2007, 2006, and 2005.

	Year Ended February 28,
	2007	2006	2005
Product sales:
Telescope and telescope accessories	$60,389,000	$74,997,000	$58,823,000
Binoculars	21,505,000	24,665,000	25,192,000
Riflescopes	10,680,000	12,120,000	21,643,000
Other	8,961,000	8,053,000	6,141,000
	$101,535,000	$119,835,000	$111,799,000

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended February 28,
	2007	2006	2005
Geographic data—product sales:
North America	$56,734,000	$74,562,000	$79,732,000
Germany	12,571,000	13,790,000	12,296,000
Other foreign/export	32,230,000	31,483,000	19,771,000
	$101,535,000	$119,835,000	$111,799,000

	February 28,
	2007	2006	2005
Geographic data—long-lived assets:
North America	$8,056,000	$8,409,000	$9,046,000
Germany	4,848,000	4,666,000	3,238,000
	$12,904,000	$13,075,000	$12,284,000

The Company generated approximately 20% and 15% of its revenue from one customer during the years ended February 28, 2007 and 2006, respectively. This customer owed the Company $2,989,000 and $672,000 at February 28, 2007 and 2006, respectively.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option activity under the Plan during fiscal years 2007, 2006 and 2005 was as follows:

	Option Shares	Weighted Average Exercise Price
Options outstanding at February 29, 2004	3,436,000	4.54
Granted	588,000	3.07
Exercised	(13,000)	2.48
Forfeited	(41,000)	7.96
Options outstanding at February 28, 2005	3,970,000	4.26
Granted	32,000	2.66
Exercised	(2,000)	2.31
Forfeited	(156,000)	6.32
Options outstanding at February 28, 2006	3,844,000	4.18
Granted	665,000	2.76
Forfeited	(1,768,000)	4.11
Options outstanding at February 28, 2007	2,741,000	3.88

At February 28, 2007
Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.31 - $4.10	1,905,000	6.9 years	$2.84	1,281,000	$2.87
$4.44 - $5.59	687,000	2.6 years	$5.01	687,000	$5.01
$6.25 - $10.31	41,000	2.9 years	$7.48	41,000	$7.48
$11.06 - $12.13	91,000	3.0 years	$11.23	91,000	$11.23
$17.13 - $27.75	17,000	3.4 years	$27.13	17,000	$27.13
	2,741,000			2,117,000

The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the Plan range from $2.31 to $27.75 per share and are exercisable over periods ending no later than 2016.

On January 31, 2007 the Company’s stockholders approved a stand-alone nonqualified stock option agreement between the Company and its Chief Executive Officer (“CEO”). Under this agreement, the CEO received 200,000 options at an exercise price of $2.89 per share, vesting 25% per year beginning on the first anniversary of the option date. This option grant is outside the Plan.

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the achievement of certain consolidated net sales levels specified in the award agreements. Compensation cost is recognized on a straight line basis over the three year vesting period. Recognition of compensation cost will accelerate if the vesting schedule accelerates.

11.          Composition of Certain Balance Sheet Accounts

The composition of inventories, net of reserves, is as follows:

	February 28, 2007	February 28, 2006
Raw materials	$5,575,000	$6,895,000
Work in process	5,560,000	4,871,000
Finished goods	14,154,000	22,593,000
	$25,289,000	$34,359,000

The composition of property and equipment is as follows:

	February 28, 2007	February 28, 2006
Land	$205,000	$191,000
Buildings	4,357,000	3,937,000
Molds and dies	6,869,000	6,796,000
Machinery and equipment	4,466,000	4,250,000
Furniture and fixtures	3,401,000	3,225,000
Autos and trucks	210,000	208,000
Leasehold improvements	1,417,000	1,416,000
	20,925,000	20,023,000
Less accumulated depreciation and amortization	(16,074,000)	(14,652,000)
	$4,851,000	$5,371,000

The gross value of assets under capital leases included above is $77,000 at February 28, 2007 and 2006, respectively. For the fiscal years ended February 28, 2007, 2006 and 2005, the Company recorded depreciation expense of $1,281,000, $1,415,000 and $1,653,000, respectively.

The composition of accrued liabilities is as follows:

	February 28, 2007	February 28, 2006
Salaries, wages, bonuses and other associated payroll costs	$2,001,000	$1,848,000
Warranty costs	1,184,000	1,053,000
Freight expenses	742,000	491,000
Advertising and marketing expenses	449,000	264,000
Professional fees	—	212,000
Customer deposits	376,000	—
Other	2,058,000	1,905,000
	$6,810,000	$5,773,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2007

MEADE INSTRUMENTS CORP.
By:	/s/ STEVEN L. MUELLNER
Steven L. Muellner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN L. MUELLNER	Director, President, Chief	June 1, 2007
Steven L. Muellner	Executive Officer (Principal Executive Officer)
/s/ PAUL E. ROSS	Senior Vice President—Finance	June 1, 2007
Paul E. Ross	and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ HARRY L. CASARI	Director and Chairman of the	June 1, 2007
Harry L. Casari	Board
/s/ TIMOTHY C. MCQUAY	Director	June 1, 2007
Timothy C. McQuay
/s/ FREDERICK H. SCHNEIDER, JR.	Director	June 1, 2007
Frederick H. Schneider, Jr.
/s/ STEVEN G. MURDOCK	Director	June 1, 2007
Steven G. Murdock
/s/ PAUL D. SONKIN	Director	June 1, 2007
Paul D. Sonkin
/s/ JAMES M. CHADWICK	Director	June 1, 2007
James M. Chadwick

II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions(1)	Balance At End of Period
Year ended February 28, 2005	$704,000	$203,000	$5,000	$225,000	$687,000
Year ended February 28, 2006	$687,000	$310,000	$(13,000)	$501,000	$483,000
Year ended February 28, 2007	$483,000	$636,000	$2,000	$73,000	$1,048,000

Reserves for Excess and Obsolete Inventories	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions(2)	Balance At End of Period
Year ended February 28, 2005	$8,115,000	$2,788,000	$99,000	$2,331,000	$8,671,000
Year ended February 28, 2006	$8,671,000	$1,711,000	$277,000	$3,479,000	$7,180,000
Year ended February 28, 2007	$7,180,000	$2,619,000	$172,000	$3,819,000	$6,152,000

(1)          Principally recoveries and write-off of delinquent accounts

(2)          Principally sale or destruction of previously reserved inventory

(3)          Reflects the effect of exchange rate changes during the period

EXHIBIT INDEX

Exhibit		Description	Incorporation Reference
2	.1†

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

(h)
2	.2†

Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto)

(p)
2	.3†

First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.

(p)
2	.4†

Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.

(p)
3	.1†	Certificate of Incorporation of the Company, as amended	(c)
3	.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(k)
3	.7†	Amended and Restated Bylaws of the Company, as amended	(u)
3	.8†	Amendment to Article III, Section 3.02(a), of the Amended and Restated Bylaws of the Company	(hh)
3	.9†	Amendment in Article III, Section 3.02(a), of the Amended and Restated Bylaws of the Company	(rr)
3	.10†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(ll)
4	.1†	Specimen Stock Certificate	(d)
4	.2†	Subscription Agreement, dated as of October 22, 2002, by and among Meade and the Purchasers Named on the Signature Page thereto	(q)
4	.3†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade and Purchasers Named therein	(q)
4	.4†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp. and John C. Diebel	(s)

10	.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between the Company and The Irvine Company	(a)
10	.14†+	Employee Stock Ownership Plan (“ESOP”) Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A.	(e)
10	.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)
10	.35†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)
10	.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)
10	.47†

Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)

(p)
10	.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof.	(p)
10	.51†+	Transition Agreement, by and between Meade Instruments Corp. and John Diebel, dated April 18, 2003	(s)
10	.54†	First Amendment to Amended and Restated Credit Agreement dated October 27, 2003	(t)
10	.55†

Lease Agreement, dated as of March 26, 1992, between Simmons Outdoor Corporation and Realty Four, and three Addendum Agreements thereto, dated April 1, 1992, June 6, 1995 and November 2, 1999, respectively

(u)
10	.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(v)
10	.57†	Second Amendment to Amended and Restated Credit Agreement, dated July 9, 2004	(w)
10	.58†

Asset Purchase Agreement, dated as of October 20, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation, on the other

(x)
10	.59†

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

(y)

10	.60†

Third Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(z)
10	.61†+	Meade Instruments Corp. Employee Stock Ownership Plan, As Amended and Restated Effective as of January 1, 1999, as amended	(pp)
10	.62†+	Meade Instruments Corp. Employee Stock Ownership Plan Loan and Pledge Agreement, between the ESOP and the Company, as amended	(pp)
10	.63†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended.	(pp)
10	.64†+	Form Employment Agreement between the Company and executive officers of the Company	(pp)
10	.65†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended	(pp)
10	.66†+

Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments 1997 Stock Incentive Plan, as amended

(pp)
10	.67†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(pp)
10	.68†

Fourth Amendment to Amended and Restated Credit Agreement, dated May 27, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(aa)
10	.69†

Fifth Amendment to Amended and Restated Credit Agreement, dated October 12, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(cc)
10	.70†	Seasonal Loan Agreement, dated July 15 and 26, 2005, between Meade Instruments Europe GmbH & Co. KG and VR Bank Westmuensterland KG	(dd)
10	.71†	Long Term Loan Agreement, dated August 5, 2005, between Meade Instruments Europe GmbH & Co. KG, the Owner, and VR Bank Westmuensterland KG, the Creditor	(dd)
10	.72†+	Offer of Employment for the position of Chief Executive Officer and President, dated April 28, 2006, for Mr. Steven L. Muellner by Meade Instruments Corporation	(ff)
10	.73†+	Non-Qualified Stock Option Agreement between Meade Instruments Corp. and Steven L. Muellner, granting 500,000 stock options, pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended	(gg)

10	.74†+

Non-Qualified Stock Option Agreement between Meade Instruments Corp. and Steven L. Muellner, granting 200,000 stock options, subject to stockholder approval at the Company’s 2006 Annual meeting of Stockholders

(gg)
10	.75†+	Executive Severance Agreement, dated May 8, 2006, as entered into by and between Steven G. Murdock and Meade Instruments Corp., a Delaware corporation	(hh)
10	.76†+	Registration Rights Agreement, dated May 16, 2006, and entered into by and between Meade Instruments Corp., a Delaware corporation and Steven Murdock	(hh)
10	.77†+

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

(ii)
10	.78†

Sixth Amendment to Amended and Restated Credit Agreement, dated June 13, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(ii)
10	.79†

Seventh Amendment to Amended and Restated Credit Agreement, dated July 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(jj)
10	.80†+	Employment Agreement, dated August 16, 2006, by and between Meade Instruments Corp. and Donald W. Finkle	(kk)
10	.81†

Eighth Amendment to Amended and Restated Credit Agreement, dated September 29, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(ll)
10	.82†+	Performance Share Award Agreement, dated October 18, 2006, by and between Meade Instruments Corp. and Steven L. Muellner	(mm)
10	.83†

Ninth Amendment to Amended and Restated Credit Agreement, dated October 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(nn)
10	.84†*	Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation, and ThreeSixty Sourcing Ltd., a Hong Kong corporation	(oo)

10	.85†

Tenth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

(qq)
10	.86†	First Amendment to The Irvine Company Lease, dated December 20, 2006, by and between Meade Instruments Corp., a Delaware corporation, and the Irvine Company, a Delaware limited liability company	(ss)
10	.87†	Offer of Employment for the position of Chief Financial Officer, dated January 20, 2007, for Paul Ross by Meade Instruments Corp., a Delaware corporation	(uu)
10	.88†	Executive Severance Agreement, dated as of February 28, 2007, by and between Meade Instruments Corp., a Delaware corporation, and Brent W. Christensen	(vv)
10	.89†	Executive Severance Agreement, dated as of February 28, 2007, by and between Meade Instruments Corp., a Delaware corporation, and Mark D. Peterson	(vv)
10	.90†	Executive Severance Agreement, dated as of February 28, 2007, by and between Meade Instruments Corp., a Delaware corporation, and Robert L. Davis	(vv)
10.91

Eleventh Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation

16	.1†	Dismissal of PricewaterhouseCoopers as certifying accountant	(ee)
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
23.2		Consent of Independent Registered Public Accounting Firm—Moss Adams LLP
31.1		Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner
31.2		Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross
32.1		Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner
32.2		Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross

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

(ii)         Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.

(jj)           Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2006.

(kk)   Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2006.

(ll)         Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006.

(mm)Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 19, 2006.

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

(qq)   Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 1, 2006.

(rr)       Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2006.

(ss)       Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2006.

(tt)         Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.