Form 10-Q
period 2007-05-31
MEADE INSTRUMENTS CORP
filed 2007-07-16
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of May 31, 2007, there were 20,126,835 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
TABLE OF CONTENTS

ITEM 1.                FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2007	February 28, 2007
ASSETS
Current assets:
Cash	$2,146,000	$4,048,000
Accounts receivable, less allowance for doubtful accounts of $694,000 at May 31, 2007 and $1,048,000 at February 28, 2007	14,024,000	12,445,000
Inventories	23,646,000	25,289,000
Prepaid expenses and other current assets	1,117,000	443,000
Total current assets	40,933,000	42,225,000
Goodwill	3,141,000	3,141,000
Acquisition-related intangible assets, net	4,598,000	4,682,000
Property and equipment, net	4,723,000	4,851,000
Other assets, net	201,000	230,000
	$53,596,000	$55,129,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$3,531,000	$860,000
Accounts payable	8,469,000	8,551,000
Accrued liabilities	6,530,000	6,810,000
Income taxes payable	1,633,000	1,415,000
Current portion of long-term debt and capital lease obligations	1,158,000	200,000
Total current liabilities	21,321,000	17,836,000
Long-term debt and capital lease obligations	16,000	1,186,000
Deferred income taxes	1,419,000	1,436,000
Deferred rent	158,000	195,000
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 20,126,835 and 20,086,000 shares issued and outstanding at May 31, 2007 and February 28, 2007, respectively	201,000	201,000
Additional paid-in capital	45,301,000	45,104,000
Retained earnings (deficit)	(15,289,000)	(11,096,000)
Deferred stock compensation	(199,000)	(148,000)
Accumulated other comprehensive income	1,723,000	1,580,000
	31,737,000	35,641,000
Unearned ESOP shares	(1,055,000)	(1,165,000)
Total stockholders’ equity	30,682,000	34,476,000
	$53,596,000	$55,129,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,
	2007	2006
Net sales	$17,621,000	$18,745,000
Cost of sales	15,790,000	15,297,000
Gross profit	1,831,000	3,448,000
Selling expenses	2,251,000	3,359,000
General and administrative expenses	2,838,000	3,044,000
ESOP expense	69,000	78,000
Research and development expenses	448,000	327,000
Operating loss	(3,775,000)	(3,360,000)
Interest expense	94,000	99,000
Loss before income taxes	(3,869,000)	(3,459,000)
Provision for income taxes	335,000	117,000
Net loss	$(4,204,000)	$(3,576,000)
Basic and diluted loss per share	$(0.21)	$(0.18)
Weighted average number of shares outstanding—basic	19,709,000	19,504,000
Weighted average number of shares outstanding—diluted	19,709,000	19,504,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,204,000)	$(3,576,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	310,000	620,000
Deferred rent amortization	(37,000)	(33,000)
Deferred income taxes	12,000	—
ESOP contribution	69,000	78,000
Change in allowance for doubtful accounts	(359,000)	—
Stock-based compensation	149,000	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,124,000)	(896,000)
Decrease in inventories	1,716,000	1,859,000
Increase in prepaid expenses and other assets	(678,000)	(79,000)
Decrease in accounts payable	(103,000)	(2,000)
Increase (decrease) in accrued liabilities	(308,000)	543,000
Increase in income taxes payable	119,000	1,159,000
Net cash used in operating activities	(4,438,000)	(327,000)
Cash flows from investing activities:
Additional consideration paid for Coronado acquisition	—	(1,026,000)
Capital expenditures	(44,000)	(77,000)
Net cash used in investing activities	(44,000)	(1,103,000)
Cash flows from financing activities:
Net borrowings under bank lines of credit	2,670,000	(3,618,000)
Payments on long-term bank notes	(230,000)	(363,000)
Payments under capital lease obligations	(6,000)	(16,000)
Net cash provided by (used in) financing activities	2,434,000	(3,997,000)
Effect of exchange rate changes on cash	146,000	158,000
Net decrease in cash	(1,902,000)	(5,269,000)
Cash at beginning of period	4,048,000	7,589,000
Cash at end of period	$2,146,000	$2,320,000
Non-cash investing and financing activities:
Issuance of restricted stock	$150,000	$—
Cash paid for taxes	$188,000	$116,000
Cash paid for interest	$83,000	$98,000

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.                The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.

In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended May 31, 2007 and 2006, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.               Liquidity

The Company incurred net losses of $19.2 million and $14.0 million in the years ended February 28, 2007 and 2006, respectively, and incurred a net loss of $4.2 million in the quarter ended May 31, 2007. For the fiscal year 2007, sales were negatively affected riflescopes and some of the Company’s foreign-sourced and domestically produced telescopes. The combination of significantly reduced sales volume of higher-end products during the year not covering fixed, average selling prices dropping or not keeping pace with average cost per unit increases (reflecting the aggressive inventory rationalization undertaken by management during fiscal 2007), and SKU reduction led to the overall declines in gross margins. Operating margins fell significantly during fiscal 2007 as the effects of significant severance costs and increased legal and accounting costs (related to late filing of the prior years’ required filings) added to the effects of lower gross margins.

With respect to sales recovering from the declines experienced during fiscal 2007, management believes that: 1) production of its riflescope and telescope products (both domestically produced and foreign sourced) are now fully on-line across all product lines and that production will be able to fully meet demand; 2) a combination of new products, effective marketing and appropriate pricing will stimulate demand for the Company’s higher-end products; and 3) while competition for low-end products will continue to be acute the Company may be able to increase demand for these products with enhanced and new product introductions, targeted marketing and competitive pricing.

The fiscal 2007 and first quarter fiscal 2008 operating results led to significantly diminished net assets as compared to the prior periods. Management believes that the Company can return to profitability as: 1) the supply problems are corrected; 2) new products are introduced; 3) sales are concentrated more on first-line, higher margin products than on significantly discounted older inventory; 4) the cost savings of consolidating the U.S. operations into one facility (from a previous four facilities) are realized; and 5) reductions in significant “one time” expenses such as severance are realized.

C.               Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended May 31, 2007 and 2006, were approximately $0.1 million in each period. Due to deferred tax valuation allowances provided during the quarter, no net benefit was recorded against the share-based compensation charged during the period.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended May 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the three months ended May 31, 2007 and 2006

	2007	2006
Expected life(1)	3.1 years	6.2 years
Expected volatility(2)	58%	73%
Risk-free interest rate(3)	4.7%	5.0%
Expected dividends	None	None

(1)          The option term was determined using the simplified method for estimating expected option life.

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

As of May 31, 2007 there was approximately $1.7 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years. At February 28, 2007, there was approximately $1.1 million of unrecognized compensation costs related to unvested stock options.

D.              Composition of Certain Balance Sheet Accounts

The composition of inventories is as follows:

	May 31, 2007	February 28, 2007
Raw materials	$6,036,000	$5,575,000
Work-in-process	5,324,000	5,560,000
Finished goods	12,286,000	14,154,000
	$23,646,000	$25,289,000

The composition of acquisition-related intangible assets is as follows:

	May 31, 2007	February 28, 2007
Brand names—non-amortizing	$2,041,000	$2,041,000
Trademarks	1,938,000	1,938,000
Customer relationships	1,390,000	1,390,000
Completed technologies	1,620,000	1,620,000
Other	56,000	56,000
Accumulated amortization	(2,447,000)	(2,363,000)
Total amortizing acquisition-related intangible assets	2,557,000	2,641,000
Total acquisition-related intangible assets	$4,598,000	$4,682,000

Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2008	$336,000
2009	336,000
2010	336,000
2011	336,000
2012	336,000

The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.

E.               Commitments and Contingencies

The following purported shareholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:

In re Meade Instruments Corp. Derivative Litigation,   No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v. Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. Under the current scheduling order, the plaintiffs were expected to file their opposition to the demurrers by June 22, 2007. The consolidated complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an amount to cover plaintiffs’ attorneys fees. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties are in the process of finalizing their settlement agreements. These settlements are conditioned upon court approval.

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

On September 28, 2006, Daniel Azari, Paul T. Jones (dba Star Instruments) and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. In March 2007, the court dismissed the following claims: (1) violation of the RICO Act; (2) violation of New York General Business Law §§ 349 and 350; and (3) product disparagement. In June 2007, the court dismissed all claims by Plaintiff Daniel Azari. The complaint seeks injunctive relief, compensatory damages, and attorneys’ fees and costs.

F.                Loss Per Share

Basic loss per share amounts exclude the dilutive effect of potential shares of common stock. Basic (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method.

The total number of options and restricted shares outstanding were as follows:

	May 31, 2007	February 28, 2007
Stock options outstanding	2,813,000	2,741,000
Restricted shares outstanding	93,000	95,000

A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended May 31,
	2007	2006
Basic weighted average number of shares	19,709,000	19,504,000
Dilutive potential shares of common stock	—	—
Diluted weighted average number of shares outstanding	19,709,000	19,504,000
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	2,743,000	2,630,000
Potential shares of common stock excluded from the calculation of weighted average shares	162,000	134,000

Weighted average shares for the three month period ended May 31, 2007 and 2006, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

G.              Comprehensive Loss

Comprehensive loss is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at May 31, 2007 and 2006, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three months ended May 31, 2007 and 2006, the Company had other comprehensive loss as follows:

	Three Months Ended May 31,
	2007	2006
Net loss	$(4,204,000)	$(3,576,000)
Currency translation adjustments	126,000	480,000
Change in fair value of foreign currency forward contracts, net of tax	17,000	(824,000)
Total other comprehensive loss	$(4,061,000)	$(3,920,000)

H.              Product Warranties

The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Most of the Coronado products have limited five-year warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended May 31,
	2007	2006
Beginning balance	$1,184,000	$1,053,000
Warranty accrual	595,000	257,000
Labor and material usage	(407,000)	(200,000)
Ending balance	$1,372,000	$1,110,000

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

	May 31, 2007		February 28, 2007
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$11,200,000	$17,000	—	—

At May 31, 2007, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive loss, net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying consolidated financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2008.

J.                  Bank Borrowings

The Company was in compliance with all restrictive covenants under its Credit Agreement for the period ended May 31, 2007. On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment makes the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company’s calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company’s European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties.

Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	May 31, 2007	February 28, 2007
Domestic bank revolving line of credit	$3,531,000	$860,000
European bank revolving line of credit	—	—
Total bank revolving lines of credit	$3,531,000	$860,000
Domestic term loan	$—	$—
European term loans	1,155,000	1,360,000
Notes payable and capital lease obligations	20,000	26,000
Total debt and capital lease obligations	1,175,000	1,386,000
Less current portion	(1,158,000)	(200,000)
Total long-term debt and capital lease obligations	$17,000	$1,186,000

K.              Income Taxes

During the year ended February 28, 2006, the Company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, “Accounting for Income Taxes,” that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended May 31, 2007, the Company has not changed its assessment regarding the reliability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

L.                New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of March 1, 2007 and recorded on adjustment to its tax liabilities of less than $0.1 million.

The Company remains open to audit by major taxing jurisdictions for tax years ending August 31, 2003 to present. The total amount of unrecognized tax benefits at May 31, 2007 was $0.2 million. The amount of the unrecognized tax benefit that we anticipate will reverse in the next 12 months is less than $0.1 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense as of the adoption date of March 1, 2007, and as of May 31, 2007, accrued interest related to uncertain tax positions was less than $0.1 million.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2007.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” in the Company’s annual report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-Q after the date of this Form 10-Q, except as required by law.

Overview of the Company

Meade Instruments Corporation is engaged in the design, manufacture, marketing and sales of consumer optics products, primarily telescopes, binoculars and riflescopes. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes are manufactured and assembled in our U.S. and Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of three primary locations: Irvine, California; Tijuana, Mexico; and Rhede, Germany. Our California facility serves as the Company’s corporate headquarters, U.S. distribution center, and manufacturing operation of certain optics and high-end telescopes; our Mexico facility primarily performs assembly, repair, and packaging; while our Germany location is primarily engaged in the distribution of our finished products in Europe. Our business is highly seasonal and our financial results vary significantly on a quarter-by-quarter basis throughout each year.

We believe that the Company holds valuable brand names and intellectual property that provides us with a competitive advantage in the marketplace. In the consumer telescope market, the Meade brand name is ubiquitous while the Coronado brand name represents a unique niche in the area of solar astronomy. Our riflescope and binocular brand names include the Simmons, Weaver and Redfield brands and these brands are household names among hunters and active sportsmen nationwide. Our Bresser brand is primarily recognized in Europe.

After two years of financial losses, the Company brought on a new chief executive officer in May 2006 with extensive experience in turnaround situations in an effort to restructure the Company and return it to profitability. In the ensuing 12 months, the Company replaced a significant number of its executives, including its senior officer over operations and its chief financial officer. The Company embarked on a number of initiatives to resolve supply chain constraints, to reduce the Company’s cost structure, to reduce the number of SKUs and required level of inventory, and to increase investment for new product innovations and introductions.

During the fiscal year ended February 28, 2007, our performance was negatively impacted by the closure and consolidation of four U.S. facilities into one, related headcount reductions and severance costs, aggressive reductions in inventory, and legal and audit costs associated with the Company’s restatement of historical results due to errors in accounting for stock options and deferred rent. While we believe that we have made significant progress in restructuring the Company that will be evident in our financial results for the fiscal year ending February 28, 2008 compared with the prior year, we also believe that the restructuring is not complete and that the turnaround of the Company will be a continuing effort. As such, we are continuing to evaluate long-term opportunities to further reduce our cost structure and these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current financial statements.

In addition, we rely on our credit facilities and other borrowings to fund our losses during the seasonal low quarters and to fund our working capital needs as we build up inventory and receivables in advance of the high season. This requires continued mutual cooperation with our lenders. As we continue to make progress toward returning the Company to profitability, we may incur certain costs associated with the turnaround, while at the same time anticipating growth in revenues which may require additional investments in working capital, we cannot guarantee that we will not need to raise additional capital. There can be no assurance that additional sources of capital will be available on reasonable terms, if at all, or that if necessary, such additional sources of capital will be non-dilutive to stockholders.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to assist users in fully understanding and evaluating the Company’s reported financial results include the following:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped and revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company may accept product returns that have historically been primarily related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products, notification received by the Company of returns and all other available information that would assist the Company is making a determination of its sales return reserves. While sales returns have historically been within management’s estimates, actual returns may differ significantly from management’s estimates depending on actual market conditions at the time of the return.

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory may be written down based on such judgments for any inventories that are identified as having a net realizable value less than its cost.. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results.

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

The Company accounts for tax contingencies in accordance with FIN 48.

Results of Operations

The nature of the Company’s business is highly seasonal. Historically, sales in the third quarter ended November 30th each year have been higher than sales achieved in each of the other three fiscal quarters of the year. Thus, expenses and, to a greater extent, operating income may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006

Net sales during the first quarter of fiscal year 2008 were $17.6 million, down approximately 6% from the prior year’s first quarter net sales of $18.7 million. The decrease was largely driven by the recently announced closure of the Discovery Channel Stores’ retail locations, which has historically been a significant customer of the Company. Sales to Discovery Channel Stores were $0.2 million during the quarter ended May 31, 2007 versus $2.0 million in the same period last year and this reduction primarily affected the Company’s sales of low-end telescopes. Overall sales of telescopes were $8.7 million in the first quarter of fiscal 2008 compared with $11.6 million in the same quarter of fiscal 2007. Sales of riflescopes were $3.8 million, a 41% increase compared with $2.7 million in the same quarter last year as the Company began shipping riflescope models that had not been available in the prior year due to supply chain constraints. The Company expects to be essentially fully stocked in riflescopes for the upcoming season. The U.S. dollar weakened versus the Euro from the prior year quarter which positively affected the Company’s reported sales by approximately $0.3 million.

Gross profit for the quarter ending May 31, 2007 was $1.8 million or 10% of net sales compared with $3.4 million or 18% of net sales in the prior year’s comparable quarter. There were several factors that contributed to this decrease in gross profit. First, approximately $1 million of the decrease in gross profit related to inventory that was either sold at low margins as part of the Company’s ongoing campaign to reduce inventory levels or inventory that the Company otherwise determined was excess or obsolete and wrote down accordingly. Second, the Company saw a shift in product mix shifted toward lower margin products. Finally, the Company experienced a higher-than-anticipated increase in warranty claims and adjusted its reserve for warranties accordingly.

Selling expenses for the quarter ending May 31, 2007 were $2.2 million, a 33% decrease from $3.4 million for the same quarter in the prior year. The decrease versus the prior year was due to headcount reductions related to the restructuring of the Company and the consolidation of four domestic facilities into one, lower bad debt expense including a bad debt recovery, and a deliberate reduction in advertising and marketing costs.

General and administrative expenses for the quarter ending May 31, 2007 were $2.8 million, a 7% decrease from $3.0 million for the same quarter in the prior year. The decrease versus the prior year was due to headcount reductions related to the restructuring of the Company and the consolidation of four domestic facilities into one, a reduction in legal fees from the prior year due, non-recurrence of certain one-time costs and an increased focus on cost controls.

Research and development expenses for the quarter ending May 31, 2007 were $0.4 million compared with $0.3 million for the same quarter in the prior year. The increase was principally due to an increase in the development of new products slated for market introduction during the fiscal year ending 2008.

Interest expense decreased slightly in the comparable periods. During the quarter the Company finalized a renewal of it credit facility with Bank of America, which was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

The tax provision was $0.3 million on consolidated basis compared with $0.1 million in the same quarter of fiscal 2007. The tax provision relates almost exclusively to taxes that the Company will pay in Germany for its profitable European subsidiary. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses, and valuation allowances placed against the deferred tax assets.

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

Liquidity and Capital Resources

For the three months ended May 31, 2007, the Company funded its operations principally by borrowing on its bank lines of credit and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by losses for the period and an increase in accounts receivable which was offset by a decrease in inventories. Management efforts to reduce inventories resulted in a decrease of nearly $2.0 million in inventories for the current quarter period. Management does not expect that trend to continue as it expects inventory to build as the Company prepares for the holiday season. Working capital totaled approximately $20.0 million at May 31, 2007, compared to $24.0 million at February 28, 2007. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

The Company was in compliance with its debt covenants at May 31, 2007. As of February 28, 2007, the Company had $4.0 million in cash. The Company funded its operations during the fiscal year with cash and other working capital. Operations generated approximately $2.6 million in cash, overcoming a $19.2 million net loss with approximately $2 million in depreciation, amortization and ESOP expenses, approximately $0.6 million in stock-based compensation expenses, approximately $0.5 million in bad debt allowances and approximately $10 million and $4 million reductions in inventories and accounts receivable, respectively. Also adding to cash flow from operations was approximately $4.5 million in increased short-term liabilities. Inventories decreased as management continued to focus on inventory reduction through aggressive discounts on older inventories and planned SKU count reductions. Lack of sufficient supply of several of the Company’s primary products also affected inventory levels. Inventories at February 28, 2007 were $25.3 million on fiscal year sales of $101.5 million. Inventories at February 28, 2007 were at the lowest level at a year end reporting period since February 28, 1999 when inventories were $14.2 million on fiscal year sales of $76.3 million. Overall inventory turns increased to 2.8 times during fiscal 2007, up from 2.2 times in fiscal 2006. In addition, cash from operations was used to pay down the Company’s bank lines of credit by approximately $3 million bringing the balance owed on its bank lines to $0.9 million at February 28, 2007. Accounts receivable decreased on lower sales during the Company’s fourth fiscal quarter as compared to the prior year’s fourth quarter. Accounts payable, accrued liabilities and income taxes payable all increased from the prior year and were influenced by the timing of certain expenses and deliberate cash management. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its domestic bank lines of credit at May 31, 2007 was over $5.0 million. On July 31, September 29, October 31, and November 30, 2006 the Company executed the Seventh, Eighth, Ninth and Tenth amendments to its U.S. bank Credit Agreement, respectively. The Seventh, Eighth and Ninth amendments granted the Company additional time to meet the Credit Agreement requirements regarding reporting deadlines for the Company’s audited year-end financial statements and quarterly financial statements. The Company met those reporting deadlines with the filing of its Form 10-K for the year ended February 28, 2007. The Tenth amendment granted the Company until December 15, 2006 to report its quarterly results to the bank for the quarter ended August 31, 2006. The Company met the reporting deadline for the quarter ended August 31, 2006. The

Company was in compliance with all restrictive covenants under its Credit Agreement for the period ended May 31, 2007.

On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment makes the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company’s calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company’s European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants.

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

Capital expenditures, including financed purchases of equipment, aggregated $0.1 million and $0.1 million for each of the three month periods ended May 31, 2007 and 2006. The Company had no material capital expenditure commitments at May 31, 2007. On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1.0 million was paid in May 2006 based upon the financial performance of the acquired operations for the twelve months ended December 31, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of March 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

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

Forward-Looking Information

The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future: the Company’s expectation that it will solve its riflescope supply chain difficulties, which will result in the Company being fully stocked in riflescope inventory for the upcoming season; the Company’s expectation that it will be able to build inventory of other necessary products in preparation for the holiday season: the Company’s expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the Company’s expectation that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

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

The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of May 31, 2007, the Company had the following forward exchange contracts outstanding:

	May 31, 2007		February 28, 2007
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$11,200,000	$17,000	—	—

At May 31, 2007, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2008.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the U.S. revolving loan. The debt under the U.S. revolving loan bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Management believes that a 1% increase in interest rates on its U.S. revolving loan would have resulted in an immaterial amount of less than $0.1 million additional interest expense for the three months ended May 31, 2007.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our then Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended May 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

1.     The following purported shareholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:

a.      In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v. Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. Under the current scheduling order, the plaintiffs were expected to file their opposition to the demurrers by June 22, 2007. The consolidated complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an amount to cover plaintiffs’ attorneys fees. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties are in the process of finalizing their settlement agreements. These settlements are conditioned upon court approval.

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

3.     On September 28, 2006, Daniel Azari, Paul T. Jones (dba Star Instruments) and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act (“RICO”); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade’s Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. In March 2007, the court dismissed the following claims: (1) violation of the RICO Act; (2) violation of New York General Business Law §§ 349 and 350; and (3) product disparagement. In June 2007, the court dismissed all claims by Plaintiff Daniel Azari. The complaint seeks injunctive relief, compensatory damages, and attorneys’ fees and costs.

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

ITEM 1.A.     RISK FACTORS

We do not believe there have been any material changes from the risk factors discussed in Item 1.A. of our Annual Report on Form 10-K for our fiscal year ended February 28, 2007.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

Exhibits filed with this Form 10-Q.

1.                 Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*

2.                 Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*

3.                 Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*

4.                 Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.
Dated: July 16, 2007	By:	/s/ STEVEN L. MUELLNER
Steven L. Muellner
President and Chief Executive Officer
	By:	/s/ PAUL E. ROSS
Paul E. Ross
Senior Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*                    Filed herewith.