Form 10-K/A
period 2007-02-28
MEADE INSTRUMENTS CORP
filed 2007-08-09
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Steven L. Muellner has been the Company’s President, Chief Executive Officer and a member of the Board since May 8, 2006. From December 2004 until April 2006, Mr. Muellner was a private investor. From August 1998 to December 2004, Mr. Muellner served as President of Variflex, Inc., an outdoor sports products supplier. From July 1996 to May 1998, Mr. Muellner was President and Co-Chief Executive Officer of Applause Enterprises, a distributor of children’s toys and licensed merchandise. From 1995 to 1996, Mr. Muellner served as executive vice president of sales and marketing at Caradon Doors and Windows, a leading provider of custom doors and windows. From 1987 to 1994, Mr. Muellner served in various capacities, including, president, vice president of sales and marketing and vice president of marketing at LouverDrape, Inc., a distributor of window coverings, and from 1983 to 1987, Mr. Muellner served in various capacities, including product manager, at Frito-Lay, Inc. Mr. Muellner received his Masters degree in business administration from Cornell University and BS from the University of Minnesota in Minneapolis.

Paul E. Ross has been the Company’s Senior Vice President—Finance and Chief Financial Officer since March 2007. From May 2005 to March 2007, Mr. Ross was the chief financial officer and treasurer of Power-One, Inc., a Nasdaq-listed manufacturer of power supply products for use in communication, semiconductor, testing, medical, industrial and other electronic instruments. From April 2001 to May 2005, Mr. Ross held various positions with Power-One including finance and corporate controller, director of corporate finance, and manager of financial planning and reporting. From December 1998 to April 2001, Mr. Ross was the senior financial analyst of the external reporting group with BP/Atlantic Richfield Company (ARCO). From September 1996 to December 1998, Mr. Ross was an audit associate and then senior audit associate with PricewaterhouseCoopers LLP. Mr. Ross received his BA degree from UCLA in 1996 and his MBA degree from USC in 2002.

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