Form 10-K/A
period 2007-02-28
MEADE INSTRUMENTS CORP
filed 2007-08-29
CIK 1032067

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

Dated: August 29, 2007

MEADE INSTRUMENTS CORP.
By:	/s/ STEVEN L. MUELLNER
Steven L. Muellner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN L. MUELLNER	Director, President, Chief	August 29, 2007
Steven L. Muellner	Executive Officer (Principal Executive Officer)
/s/ PAUL E. ROSS	Senior Vice President—Finance	August 29, 2007
Paul E. Ross	and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ HARRY L. CASARI	Director and Chairman of the	June 1, 2007
Harry L. Casari	Board
/s/ TIMOTHY C. MCQUAY	Director	June 1, 2007
Timothy C. McQuay
/s/ FREDERICK H. SCHNEIDER, JR.	Director	June 1, 2007
Frederick H. Schneider, Jr.
/s/ STEVEN G. MURDOCK	Director	June 1, 2007
Steven G. Murdock
/s/ PAUL D. SONKIN	Director	June 1, 2007
Paul D. Sonkin
/s/ JAMES M. CHADWICK	Director	June 1, 2007
James M. Chadwick

II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions(1)	Balance At End of Period
Year ended February 28, 2005	$704,000	$203,000	$5,000	$225,000	$687,000
Year ended February 28, 2006	$687,000	$310,000	$(13,000)	$501,000	$483,000
Year ended February 28, 2007	$483,000	$636,000	$2,000	$73,000	$1,048,000

Reserves for Excess and Obsolete Inventories	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions(2)	Balance At End of Period
Year ended February 28, 2005	$8,115,000	$2,788,000	$99,000	$2,331,000	$8,671,000
Year ended February 28, 2006	$8,671,000	$1,711,000	$277,000	$3,479,000	$7,180,000
Year ended February 28, 2007	$7,180,000	$2,619,000	$172,000	$3,819,000	$6,152,000

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