Form 10-Q
period 2007-08-31
MEADE INSTRUMENTS CORP
filed 2007-10-15
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

or

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

As of October 15, 2007, there were 23,284,730 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
TABLE OF CONTENTS

ITEM 1.                FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)

	August 31, 2007	February 28, 2007
ASSETS
Current assets:
Cash	$2,114	$4,048
Accounts receivable, less allowance for doubtful accounts of $557 at August 31, 2007 and $1,048 at February 28, 2007	12,826	12,445
Inventories, net	33,824	25,289
Prepaid expenses and other current assets	712	443
Total current assets	49,476	42,225
Goodwill	3,141	3,141
Acquisition-related intangible assets, net	4,515	4,682
Property and equipment, net	4,783	4,851
Other assets, net	285	230
	$62,200	$55,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$6,969	$860
Accounts payable	15,396	8,551
Accrued liabilities	4,083	6,810
Income taxes payable	33	1,415
Current portion of long-term debt and capital lease obligations	1,128	200
Total current liabilities	27,609	17,836
Long-term debt and capital lease obligations	13	1,186
Deferred income taxes	1,272	1,436
Deferred rent	122	195
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,285 and 20,086 shares issued and outstanding at August 31, 2007 and February 28, 2007, respectively	233	201
Additional paid-in capital	51,308	45,104
Retained earnings (deficit)	(19,306)	(11,096)
Deferred stock compensation	(110)	(148)
Accumulated other comprehensive income	2,004	1,580
	34,129	35,641
Unearned ESOP shares	(945)	(1,165)
Total stockholders’ equity	33,184	34,476
	$62,200	$55,129

See accompanying notes to condensed consolidated financial statements

MEADE INSTRUMENTS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Net sales	$16,194	$18,585	$33,815	$37,331
Cost of sales	13,898	15,674	29,688	30,971
Gross profit	2,296	2,911	4,127	6,360
Selling expenses	2,917	4,423	5,168	7,782
General and administrative expenses	2,712	3,994	5,550	7,039
ESOP expense	66	72	135	150
Research and development expenses	561	379	1,009	706
Operating loss	(3,960)	(5,957)	(7,735)	(9,317)
Interest expense	231	116	325	215
Loss before income taxes	(4,191)	(6,073)	(8,060)	(9,532)
Income tax (benefit) expense	(173)	(140)	162	(23)
Net loss	$(4,018)	$(5,933)	$(8,222)	$(9,509)
Basic and diluted loss per share	$(0.20)	$(0.30)	$(0.42)	$(0.49)
Weighted average number of shares outstanding—basic and diluted	20,054	19,610	19,745	19,557

See accompanying notes to condensed consolidated financial statements

MEADE INSTRUMENTS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, except per share data)
(Unaudited)

	Six Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,222)	$(9,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	819	902
Deferred rent amortization	(73)	(67)
Deferred income taxes	(138)	—
ESOP contribution	135	150
Change in allowance for doubtful accounts	(499)	—
Stock-based compensation	276	234
Changes in assets and liabilities:
Decrease in accounts receivable	276	1,111
Increase in inventories	(8,365)	(5,021)
Increase (decrease) in prepaid expenses and other assets	(394)	211
Increase in accounts payable	6,828	8,445
Increase (decrease) in accrued liabilities	(2,775)	1,323
Increase (decrease) in income taxes payable	(1,543)	494
Net cash used in operating activities	(13,675)	(1,727)
Cash flows from investing activities:
Additional consideration paid for Coronado acquisition	—	(1,026)
Capital expenditures	(305)	(290)
Net cash used in investing activities	(305)	(1,316)
Cash flows from financing activities:
Net proceeds from stock offering	5,979	—
Net borrowings under bank lines of credit	6,109	(257)
Payments on long-term bank notes	(280)	(1,388)
Payments under capital lease obligations	(12)	(16)
Net cash provided by (used in) financing activities	11,796	(1,661)
Effect of exchange rate changes on cash	250	223
Net decrease in cash	(1,934)	(4,481)
Cash at beginning of period	4,048	7,589
Cash at end of period	$2,114	$3,108

See accompanying notes to condensed consolidated financial statements

MEADE INSTRUMENTS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share data)
(Unaudited)

A.                The Condensed Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.

In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

The Company has experienced and expects substantial fluctuations in its sales, gross margins and profitability to continue from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended August 31, 2007 and 2006, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.               Liquidity

The Company incurred a net loss of $ $8.2 million in the six months ended August 31, 2007 after incurring net losses of $19.2 million and $14.0 million in the years ended February 28, 2007 and 2006, respectively. These losses were largely driven by decreases in revenues and gross margins. Revenue during the first six months of fiscal 2008 was negatively affected by the loss of a significant customer, Discovery Channel Stores, which announced that it was closing its retail mall operations. Revenues in the 2007 and 2006 fiscal years were negatively affected by a lack of supply of riflescopes and some of the Company’s foreign-sourced and domestically produced telescopes. In addition, the Company’s largest competitor in the telescope market is owned by a China based manufacturer that can offer very competitively priced products. This competition has put particular pressure on the Company’s revenue and margins for high-end telescopes. Gross margins have decreased due to the reduced sales volume of higher-end products during the year (not covering fixed costs for manufactured product), and the aggressive inventory rationalization and SKU reduction initiatives undertaken by management. Operating margins have also suffered due to costs related to facility closures and non-recurring legal, audit and consulting fees related to stock options and litigation and severance (in fiscal 2007).

With respect to sales recovering from the declines experienced during fiscal 2007 and year-to-date fiscal 2008, management believes that: 1) production of its riflescope and telescope products (both domestically produced and foreign sourced) are now fully on-line across all product lines and that production will be able to fully meet demand; 2) a combination of new products, effective marketing and appropriate pricing may stimulate demand for the Company’s higher-end products; and 3) while competition for low-end products will continue to be acute, the Company may be able to increase demand for these products with enhanced and new product introductions, targeted marketing and competitive pricing.

In August 2007, the Company completed a private placement of 3.1 million shares of the Company’s common stock for gross proceeds of $6.1 million that significantly enhanced the Company’s liquidity. However, due to the seasonality of the Company’s business, the Company relies on its domestic credit facility to meet much of its liquidity needs. During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007 the Company obtained a 30-day waiver from its lender related to this covenant and is currently negotiating an amendment to the credit facility related to future covenants. The Company expects that it will reach agreement with its lender within the 30-day timeline. However, if no amendment or extension of the waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company’s lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available.

On October 11, 2007, we announced a restructuring plan that would significantly reduce our cost structure by moving our California-based manufacturing operations to a lower-cost location. In addition, we announced that the Board of Director’s has formed a special committee and will engage an investment bank to assist the Company in exploring strategic alternatives. Such alternatives may involve a financial restructuring of the Company’s capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

C.               Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and six months ended August 31, 2007 and 2006, were approximately $0.3 million and $0.2 million, respectively. Due to deferred tax valuation allowances provided during the quarter, no net benefit was recorded against the share-based compensation charged during the period.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended August 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the six months ended August 31, 2007 and 2006

	2007	2006
Expected life(1)	3.8 years	6.2 years
Expected volatility(2)	69%	73%
Risk-free interest rate(3)	4.3%	5.0%
Expected dividends	None	None

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

As of August 31, 2007 there was approximately $1.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years. At February 28, 2007, there was approximately $1.1 million of unrecognized compensation costs related to unvested stock options.

D.              Composition of Certain Balance Sheet Accounts

The composition of inventories is as follows:

	August 31, 2007	February 28, 2007
Raw materials	$6,973	$5,575
Work-in-process	3,659	5,560
Finished goods	23,192	14,154
	$33,824	$25,289

The composition of acquisition-related intangible assets is as follows:

	August 31, 2007	February 28, 2007
Brand names—non-amortizing	$2,041	$2,041
Trademarks	1,938	1,938
Customer relationships	1,390	1,390
Completed technologies	1,620	1,620
Other	56	56
Accumulated amortization	(2,530)	(2,363)
Total amortizing acquisition-related intangible assets, net	2,474	2,641
Total acquisition-related intangible assets, net	$4,515	$4,682

Amortization of trademarks and customer relationships over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2008	$336
2009	336
2010	336
2011	336
2012	336
Thereafter	961

The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.

E.               Commitments and Contingencies

The following purported Stockholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:

In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. The consolidated complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an amount to cover plaintiffs’ attorneys’ fees. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties have submitted the settlement agreement and related paperwork for the court’s approval.

The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:

Grecian v. Meade Instruments Corp., et al., No. SA CV 06-908 AG (JTLx), United states District Court for the Central District of California, filed September 27, 2006. On January 8, 2007, the court granted the named plaintiffs’ motion to be appointed lead plaintiffs. On February 22, 2007, the plaintiffs filed their second amended complaint, which asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the derivative action discussed above participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an award to the class, from which plaintiffs’ attorneys’ fees and administrative costs would be paid. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties have submitted the settlement agreement and related paperwork for the court’s approval.

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

F.                Loss Per Share

Basic loss per share amounts exclude the dilutive effect of potential shares of common stock. Basic loss per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted loss per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method.

The total number of options and restricted shares outstanding were as follows:

	August 31, 2007	February 28, 2007
Stock options outstanding	3,477	2,741
Restricted shares outstanding	104	95

A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Basic weighted average number of shares	20,054	19,610	19,745	19,557
Dilutive potential shares of common stock	—	—	—	—
Diluted weighted average number of shares outstanding	20,054	19,610	19,745	19,557
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	3,352	3,688	3,322	3,688
Potential shares of common stock excluded from the calculation of weighted average shares	239	203	269	168

Weighted average shares for the three and six month periods ended August 31, 2007 and 2006, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive.

G.              Comprehensive Loss

Comprehensive loss is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at August 31, 2007 and 2006, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three months ended August 31, 2007 and 2006, the Company had other comprehensive loss as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Net loss	$(4,018)	$(5,933)	$(8,222)	$(9,509)
Currency translation adjustments	111	1	237	481
Change in fair value of foreign currency forward contracts, net of tax	170	243	187	(581)
Total other comprehensive loss	$(3,737)	$(5,689)	$(7,798)	$(9,609)

H.              Product Warranties

The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Many of the Simmons products, principally riflescopes and binoculars, have lifetime limited warranties. Most of the Coronado products have limited five-year warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying condensed consolidated balance sheets, were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Beginning balance	$1,372	$1,110	$1,184	$1,053
Warranty accrual	379	185	974	442
Labor and material usage	(298)	(162)	(705)	(362)
Ending balance	$1,453	$1,133	$1,453	$1,133

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

	August 31, 2007		February 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward currency contracts	$9,400	$9,570	—	—

At August 31, 2007, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive loss, net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying consolidated financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2008.

J.                  Bank Borrowings

The Company was not in compliance with certain of its restrictive covenants under its U.S. credit agreement for the period ended August 31, 2007. The Company has obtained a temporary waiver from its bank and is in negotiations regarding an amendment to its U.S. credit agreement. See Liquidity footnote.

On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment makes the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to

$30,000,000; (3) adjusts the pricing grid based on the Company’s calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company’s European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties. The Company repaid its intercompany loan of approximately $2,000,000 in July 2007.

Amounts outstanding under the Company’s various bank and other debt instruments are as follows:

	August 31, 2007	February 28, 2007
Domestic bank revolving line of credit	$6,969	$860
European bank revolving line of credit	—	—
Total bank revolving lines of credit	$6,969	$860
European term loans	$1,126	$1,360
Notes payable and capital lease obligations	15	26
Total debt and capital lease obligations	1,141	1,386
Less current portion	(1,128)	(200)
Total long-term debt and capital lease obligations	$13	$1,186

K.              Income Taxes

During the year ended February 28, 2006, the company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, Accounting for Income Taxes, that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended August 31, 2007, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

At the adoption date of March 1, 2007 and as of August 31, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of August 31, 2007, accrued interest related to uncertain tax positions was less than $0.1 million.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

L.                New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of March 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. The Company adopted the provisions of SAB No. 108 as of March 1, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s results from operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective beginning with the Company’s first quarter 2009 fiscal period. The Company is currently evaluating the potential impact of this standard on its results of operations and financial position.

M.            Private Placement of Common Stock

On August 24, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with five institutional investors (the “Investors”) pursuant to which the investors purchased in a private placement 3,157,895 shares of the Company’s common stock, par value $0.01 (the “Common Shares”) at a purchase price of $1.90 per share. Three of the Investors (the “Hummingbird Investors”) are controlled by a director of the Company, Paul D. Sonkin, through his management and control of Hummingbird Capital, LLC, the general partner of the Hummingbird Investors. The Hummingbird Investors purchased in the aggregate 526,316 of the Common Shares and paid a purchase price of $2.00 per share (or an aggregate purchase price of approximately $1.1 million) in accordance with the applicable rules of the Nasdaq Global Market. Net proceeds from the sale of the Common Shares were approximately $5.9 million.

In connection with entering into the Purchase Agreement, on August 24, 2007, the Company also entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company file a registration statement with the Securities and Exchange Commission (the “Commission”) covering the resale of the Common Shares within 30 days after the Closing Date (the “Filing Deadline”). On September 21, 2007, the Company filed a registration statement with the Commission covering such resale.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” in the Company’s annual report on Form 10-K and in this Form 10-Q. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-Q after the date of this Form 10-Q, except as required by law.

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

During the fiscal year ended February 28, 2007, our results were negatively impacted by the closure and consolidation of four U.S. facilities into one, related headcount reductions and severance costs, aggressive reductions in inventory, and legal and audit costs associated with the Company’s restatement of historical results due to errors in accounting for stock options and deferred rent. While we believe that we have made significant progress in restructuring the Company, we also believe that the restructuring is not complete and that the turnaround of the Company will be a continuing effort. As such, we are continuing to evaluate long-term opportunities to further reduce our cost structure and these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current financial statements.

In August 2007, the Company completed a private placement of 3.1 million shares of the Company’s common stock for gross proceeds of $6.1 million that significantly enhanced the Company’s liquidity. However, due to the seasonality of the Company’s business, the Company relies on its domestic credit facility to meet much of its liquidity needs. During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007 the Company obtained a 30-day waiver from its lender related to this covenant and is currently negotiating an amendment to the credit facility related to future covenants. The Company expects that it will reach agreement with its lender within the 30-day timeline. However, if no amendment or extension of the waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company’s lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available.

On October 11, 2007, we announced a restructuring plan that would significantly reduce our cost structure by moving our California-based manufacturing operations to a lower-cost location. In addition, we announced that the Board of Director’s has formed a special committee and will engage an investment bank to assist the Company in exploring strategic alternatives. Such alternatives may involve a financial restructuring of the Company’s capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped and revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company may accept product returns that have historically been primarily related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company’s estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products, notification received by the Company of returns and all other available information that would assist the Company in making a determination of its sales return reserves. While sales returns have historically been within management’s estimates, actual returns may differ significantly from management’s estimates depending on actual market conditions at the time of the return.

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

The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

At the adoption date of March 1, 2007 and as of August 31, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million and $0.1 million, respectively.

Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of August 31, 2007, accrued interest related to uncertain tax benefit was less than $0.1 million.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

Net sales during the second quarter of fiscal year 2008 were $16.2 million, a decrease of approximately 13% from the prior year’s second quarter net sales of $18.6 million. This decrease was largely driven by a reduction in sales to one of the Company’s largest customers due to the timing of order fulfillment, and the closure of Discovery Channel Stores’ retail locations. Sales to Discovery Channel Stores were $0.1 million during the quarter ended August 31, 2007 versus $1.1 million in the same period last year. This Discover Channel reduction primarily affected the Company’s sales of low-end and intermediate telescopes. Overall sales of telescopes were $12.2 million in the second quarter of fiscal 2008 compared with $14.5 million in the same quarter of fiscal 2007. Sales of riflescopes were $3.0 million, an 18% increase compared with $2.6 million in the same quarter last year as the Company began shipping riflescope models that had not been available in the prior year due to supply chain constraints. The Company expects to be essentially stocked in riflescopes for the upcoming season. The U.S. dollar weakened versus the Euro from the prior year quarter which positively affected the Company’s reported sales by approximately $0.2 million.

Gross profit for the quarter ending August 31, 2007 was $2.3 million or 14.2% of net sales compared with $2.9 million or 15.7% of net sales in the prior year’s comparable quarter. The decrease in gross profit margin was due to the lower sales volume over which our fixed costs were absorbed as well as a shift in product mix toward lower margin products.

Selling expenses for the quarter ending August 31, 2007 were $2.9 million, a 34% decrease from $4.4 million for the same quarter in the prior year. The decrease in selling expenses versus the prior year was due to lower sales commissions associated with lower revenue, lower freight expenses, headcount reductions related to the restructuring of the Company and the consolidation of four domestic facilities into one, and a deliberate reduction in advertising and marketing costs.

General and administrative expenses for the quarter ending August 31, 2007 were $2.7 million, a 33% decrease from $4.0 million for the same quarter in the prior year. The decrease versus the prior year was primarily due to headcount reductions related to the restructuring of the Company and the consolidation of four domestic facilities into one, an increased focus on cost controls and a reduction in legal and audit fees from the prior year due to the non-recurrence of certain one-time costs associated with the prior year’s restatements of the Company’s financial statements.

Research and development expenses for the quarter ending August 31, 2007 were $0.6 million compared with $0.4 million for the same quarter in the prior year. The increase was principally due to an increase in the development of new products slated for market introduction during the current fiscal year.

Interest expense increased by $0.1 million due to a higher balance on the U.S. bank revolving line of credit.

Income tax benefit was $0.2 million on a consolidated basis compared with $0.1 million in the same quarter of fiscal 2007. The tax benefit relates almost exclusively to taxes that the Company will pay in Germany for its profitable European subsidiary. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, and valuation allowances placed against the deferred tax assets.

Six Months Ended August 31, 2007 Compared to Six Months Ended August 31, 2006

Net sales during the six months ending August 31, 2007 were $33.8 million, a decrease of approximately 9% from net sales of $37.3 million for the same period in the prior year. This decrease was largely driven by a reduction in sales to one of the Company’s largest customers due to the timing of order fulfillment and the closure of Discovery Channel Stores’ retail locations which had historically been a significant customer of the Company. Sales to Discovery Channel Stores were $0.3 million during the six months ended August 31, 2007 versus $3.1 million in the same period last year. This Discovery Channel reduction primarily affected the Company’s sales of low-end and intermediate telescopes. Overall sales of telescopes were $20.8 million in the six months ended August 31, 2007 compared with $26.7 million in the same period of fiscal 2007. Sales of riflescopes were $6.8 million, a 28% increase compared with $5.4 million in the same period last year as the Company began shipping riflescope models that had not been available in the prior year due to supply chain constraints. The Company expects to be essentially stocked in riflescopes for the upcoming season. The U.S. dollar weakened versus the Euro from the prior year which positively affected the Company’s reported sales by approximately $0.7 million.

Gross profit for the six months ending August 31, 2007 was $4.1 million or 12% of net sales compared with $6.4 million or 17% of net sales in the prior year. The decrease in gross profit was due to lower sales, the sale of inventory at low margins as part of the Company’s ongoing campaign to reduce inventory levels and inventory that the Company otherwise determined was excess or obsolete and wrote down accordingly. The Company also saw a shift in product mix toward lower margin products. In addition, the Company experienced a higher-than-anticipated increase in warranty claims and adjusted its reserve for warranties accordingly.

Selling expenses for the six months ending August 31, 2007 were $5.2 million, a 34% decrease from $7.8 million for the same period in the prior year. The decrease in selling expenses versus the prior year was due to lower sales commissions and freight costs associated with lower revenue, headcount reductions related to the restructuring of the Company and the consolidation of four domestic facilities into one, lower bad debt expense that included a bad debt recovery, and a deliberate reduction in advertising and marketing costs.

General and administrative expenses for the six months ending August 31, 2007 were $5.5 million, a 22% decrease from $7.0 million for the same period in the prior year. The decrease versus the prior year was due to headcount reductions related to the restructuring of the Company and the consolidation of four domestic facilities into one, a reduction in legal fees from the prior year due to non-recurrence of certain one-time costs and an increased focus on cost controls.

Research and development expenses for the six months ending August 31, 2007 were $1.0 million compared with $0.7 million for the same quarter in the prior year. The increase was principally due to an increase in the development of new products slated for market introduction during the current fiscal year.

Interest expense increased $0.1 million due to higher borrowing on the U.S. bank revolving line of credit. During the six months ended August 31, the Company finalized a renewal of it credit facility with

Bank of America, which was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Income tax expense (benefit) was an expense of $0.2 million on a consolidated basis for the six months ending August 31, 2007 compared with a benefit of $23 thousand in the same period of fiscal 2007. The tax benefit relates almost exclusively to taxes that the Company will pay in Germany for its profitable European subsidiary. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

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

Liquidity and Capital Resources

During the six months ended August 31, 2007, the Company funded its operations principally by a private placement of 3,157,895 shares of its common stock for net proceeds of $5.9 million, borrowing on its bank lines of credit and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by losses for the period and an increase in inventories, which was partially offset by an increase in accounts payable. The increase in inventories coincides with the Company’s preparations for the holiday season. Working capital totaled approximately $21.9 million at August 31, 2007, compared to $24.4 million at February 28, 2007. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally-generated cash flow from operating activities and short-term bank borrowings.

The Company had $2.1 million in cash at August 31, 2007, consistent with the level as of May 31, 2007 but a decrease compared to $4.0 million at February 28, 2007. Operations used approximately $13.7 million in cash, offsetting $5.9 million in net proceeds from a private placement of 3,157,895 shares of the Company’s common stock and $6.1 million of net borrowings on its bank lines of credit. The main reason for the decrease in cash is the continued net losses sustained by the Company and the increase in inventories. Inventories increased approximately $8.4 million in preparation for the Company’s peak shipping period to support the holiday season. Inventories at August 31, 2007 were $33.8 million compared to $25.3 million at February 28, 2007—the lowest level at a year-end reporting period since February 28, 1999. Overall inventory turns increased to 2.0 times during the first six months of fiscal 2008, up from 1.7 times during the same period in the prior year. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its domestic bank lines of credit at August 31, 2007 was over $5.0 million. During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007 the Company obtained a 30-day waiver from its lender related to this covenant and is currently negotiating an amendment to the credit facility related to future covenants. The Company expects that it will reach agreement with its lender within the 30-day timeline. However, if no amendment or extension of the waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company’s lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available.

On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment made the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company’s calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company’s European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants. The Company repaid its intercompany loan of approximately $2,000,000 in July 2007.

In the event the Company’s plans require more capital than is presently anticipated, or in the event the Company requires amendments to the covenants or other terms and conditions of the credit agreement that it is unable to secure from its bank, additional sources of liquidity such as debt or equity financings may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

Capital expenditures, including financed purchases of equipment, aggregated $0.3 million for each of the six month periods ended August 31, 2007 and 2006. The Company had no material capital expenditure commitments at August 31, 2007. On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1.0 million was paid in May 2006 based upon the financial performance of the acquired operations for the twelve months ended December 31, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of March 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. The Company adopted the provisions of SAB No. 108 as of March 1, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s results from operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective beginning with the Company’s first quarter 2009 fiscal period. The Company is currently evaluating the potential impact of this standard on its results of operations and financial position.

Forward-Looking Information

The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future; the Company’s expectation that it will be able to resolve its liquidity challenges through negotiation with its lenders and through restructuring its business to reduce its cost structure; the Company’s expectation that it can successfully transfer its manufacturing operations to another low-cost location without significantly disrupting its supply chain; the Company’s expectations in the amounts of cost savings to be achieved through restructuring the Company; the Company’s expectations that it will be able to successfully negotiate new covenants with its lender on terms favorable to the Company; the Company’s ability to negotiate a potential strategic alternative, if at all; the Company’s expectation that it will be able to build inventory of other necessary products in preparation for the holiday season: the Company’s expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the Company’s expectation that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

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

The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company’s German subsidiary. The Company’s German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of August 31, 2007, the Company had the following forward exchange contracts outstanding:

	August 31, 2007		February 28, 2007
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$9,400	$9,570	—	—

At August 31, 2007, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2008.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company’s principal exposure to interest rate fluctuations relates primarily to the U.S. revolving loan. The debt under the U.S. revolving loan bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Management believes that a

1% increase in interest rates on its U.S. revolving loan would have resulted in an immaterial amount of less than $0.1 million additional interest expense for the six months ended August 31, 2007.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended August 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The following purported Stockholder derivative action has been filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants:

In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. The consolidated complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an amount to cover plaintiffs’ attorneys’ fees. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties have submitted the settlement agreement and related paperwork for the court’s approval.

The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:

Grecian v. Meade Instruments Corp., et al., No. SA CV 06-908 AG (JTLx), United states District Court for the Central District of California, filed September 27, 2006. On January 8, 2007, the court granted the named plaintiffs’ motion to be appointed lead plaintiffs. On February 22, 2007, the plaintiffs filed their second amended complaint, which asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company’s option granting practices. On May 23, 2007, the parties in both this action and the derivative action discussed above participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which includes corporate governance reforms and an award to the class, from which plaintiffs’ attorneys’ fees and administrative costs would be paid. The Company anticipates that the monetary portion of the proposed settlement will be covered by the Company’s director and officer liability insurance. The parties have submitted the settlement agreement and related paperwork for the court’s approval.

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

ITEM 1.A. RISK FACTORS

The shares of our common stock being offered involve a high degree of risk. You should carefully consider the following discussion of risks as well as all other information in this prospectus before purchasing any of the shares offered pursuant to this prospectus.

Our failure to comply with any of the financial covenants in our credit facilities or other debt agreements could have a material adverse impact on our business.

We depend on operating cash flow and availability under our bank lines of credit, both in the United States and Europe, to provide short-term liquidity. For the year ended February 28, 2007 and the six months ended August 31, 2007, we incurred significant operating and net losses which diminished the availability under our U.S. credit agreement and consumed a significant portion of our net assets. Continued operating losses could adversely affect our ability to maintain required financial covenants under our various debt agreements. Due to operating losses over the past three years, we have, several times, renegotiated the financial covenants contained in our U.S. credit agreement. During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007 the Company obtained a 30-day waiver from its lender related to this covenant and is currently negotiating an amendment to the credit facility related to future covenants. The Company expects that it will reach agreement with its lender within the 30-day timeline, although such agreement may contain less favorable terms. If no amendment or extension of the waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company’s lender may accelerate repayment.  In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available. If we are unable to renegotiate acceptable terms, obtain necessary waivers or secure new debt or equity financing, this could have a material adverse effect on our business, results of operations and financial condition.

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

During fiscal 2007, 2006 and 2005 net sales to our ten largest customers accounted for approximately 49%, 30%, and 35% of total net sales, respectively. During the fiscal year 2007, 2006 and 2005, our top two customers accounted for approximately 30%, 23%, and 16%, respectively. We anticipate that such concentration of net sales amongst a relatively few number of customers will continue. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

Our international sales and third-party manufacturing operations are subject to the risks of doing business abroad, particularly in China, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control product costs.

A significant portion of our net sales continue to be derived from sales of products manufactured in foreign countries, with most manufactured in China. We also sell our products in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including that related to the U.S. military presence in Iraq; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers, exposure to different legal standards (particularly with respect to intellectual property), compliance with foreign laws, and changes in domestic and foreign governmental policies. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

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

Our quarterly revenues and net operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales or net operating results. In addition, sales of consumer optics have historically been seasonal in nature and tied to the winter holiday shopping season, with the strongest sales generally occurring in our third fiscal quarter. Holiday shopping sales typically begin to ship in August, and delays in the timing, cancellation, or rescheduling of the related orders by our wholesale customers could negatively impact our net sales and results of operations. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second, third and fourth quarters. Because our expense levels are partially based on our expectations of future net sales, expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts or shortfalls, which could have a material adverse effect on our net operating results. Also, our annualized tax rate is based upon projections of our domestic and international operating results for the year, which are reviewed and revised by management as necessary at the end of each quarter, and it is highly sensitive to fluctuations in the projected mix of international and domestic earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly net operating results. As a result of these specific and other general factors, our net operating results vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year which may lead to volatility in our stock price.

Changes in currency exchange rates could affect our revenues and operating results.

A significant portion of our production is accomplished offshore, principally in China, and a significant portion of our net sales were denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although we may engage in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets, and could reduce the sales and operating results represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

Our future liquidity and capital requirements will depend on numerous factors, including our success in recognizing and exploiting opportunities for expansion through potential future acquisitions. We may need to raise additional funds to support expansion, develop new technologies, respond to competitive pressures, or take advantage of unanticipated opportunities. If required, we may raise additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, and such financing, if obtained, would be dilutive to our stockholders.

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

Our charter and bylaws, as well as applicable corporate laws, could limit the ability of others to take over management control of the Company. We will have the ability to issue preferred stock, which could adversely affect the rights of holders of our common stock.

Our Certificate of Incorporation and Bylaws provide for:

•       advance notice requirements for stockholder proposals and director nominations,

•       a prohibition on stockholder action by written consent, and

•       limitations on calling stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions could have the effect of discouraging certain attempts to acquire the Company, which could deprive our stockholders of the opportunity to sell their shares of common stock at prices higher than prevailing market prices. In addition, our Board of Directors has authority to issue up to 1,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could affect adversely the voting power of holders of our common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. Additionally, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for our common stock at a premium over the market price of the common stock and may affect adversely the market price of and the voting and other rights of the holders of our common stock.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Meade Instruments Corp. was held on July 12, 2007 for the purpose of (i) electing seven directors to the Board of Directors and (ii) voting on a proposal to ratify the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2008.

Proposal 1. Steven L. Muellner, Paul D. Sonkin, Steven G. Murdock, Harry L. Casari, Timothy C. McQuay, Frederick H. Schneider, Jr. and James M. Chadwick were elected by a plurality vote to serve as directors of the Company for a term of one year and until their respective successors are elected and qualified.

The tabulation of votes cast for the election of Messrs. Muellner, Sonkin, Murdock, Casari, McQuay, Schneider and Chadwick was as follows:

	Votes For	Abstentions
Steven L. Muellner	12,208,371	168,799
Paul D. Sonkin	12,208,371	168,799
Steven G. Murdock	12,208,371	168,799
Harry L. Casari	12,208,371	168,799
Timothy C. McQuay	12,208,371	168,799
Frederick H. Schneider, Jr.	12,208,371	168,799
James M. Chadwick	12,208,371	168,799

Proposal 2. The proposal to ratify the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm was approved. The affirmative vote of a majority of the votes cast by holders of the shares of common stock of the Company present in person or by proxy at the Annual Meeting and entitled to vote on Proposal 2, voting together as a single class, was required for approval. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions
12,180,303	145,757	51,110

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

Exhibits filed with this Form 10-Q.

1.                 Exhibit 10.93 Limited Waiver Agreement, dated October 11, 2007, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation*

2.                 Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*

3.                 Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*

4.                 Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*

5.                 Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.
Dated: October 15, 2007	By:	/s/ STEVEN L. MUELLNER
Steven L. Muellner
President and Chief Executive Officer
	By:	/s/ PAUL E. ROSS
Paul E. Ross
Senior Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.93

Limited Waiver Agreement, dated October 11, 2007, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation*

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*                    Filed herewith.