Form 10-Q
period 2007-11-30
MEADE INSTRUMENTS CORP
filed 2008-01-14
CIK 1032067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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

        Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

        As of January 11, 2008, there were 23,318,586 outstanding shares of the Registrant's common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.

TABLE OF CONTENTS

ITEM 1.    FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	November 30, 2007	February 28, 2007
ASSETS
Current assets:
Cash	$190	$4,048
Accounts receivable, less allowance for doubtful accounts of $484 at November 30, 2007 and $1,048 at February 28, 2007	37,914	12,445
Inventories, net	24,947	25,289
Prepaid expenses and other current assets	720	443

Total current assets	63,771	42,225
Goodwill	3,141	3,141
Acquisition-related intangible assets, net	4,407	4,682
Property and equipment, net	4,995	4,851
Other assets, net	262	230

	$76,576	$55,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$21,816	$860
Accounts payable	13,243	8,551
Accrued liabilities	4,607	6,810
Income taxes payable	1,411	1,415
Current portion of long-term debt and capital lease obligations	212	200

Total current liabilities	41,289	17,836

Long-term debt and capital lease obligations	966	1,186
Deferred income taxes	1,681	1,436
Deferred rent	43	195
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,318 and 20,086 shares issued and outstanding at November 30, 2007 and February 28, 2007, respectively	233	201
Additional paid-in capital	51,325	45,104
Retained earnings (deficit)	(20,929)	(11,096)
Deferred stock compensation	(102)	(148)
Accumulated other comprehensive income	2,887	1,580

	33,414	35,641
Unearned ESOP shares	(817)	(1,165)

Total stockholders' equity	32,597	34,476

	$76,576	$55,129

See accompanying notes to condensed consolidated financial statements

MEADE INSTRUMENTS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Net sales	$51,441	$48,498	$85,256	$85,829
Cost of sales	42,789	38,189	72,477	69,160

Gross profit	8,652	10,309	12,779	16,669
Selling expenses	5,001	5,502	10,169	13,284
General and administrative expenses	2,383	3,866	7,932	10,905
Restructuring costs	365	—	365	—
ESOP expense	57	79	192	229
Research and development expenses	437	467	1,446	1,173

Operating income (loss)	409	395	(7,325)	(8,922)
Interest expense	555	277	880	492

Income (loss) before taxes	(146)	118	(8,205)	(9,414)
Income tax expense	1,476	1,299	1,638	1,276

Net loss	$(1,622)	$(1,181)	$(9,843)	$(10,690)

Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.47)	$(0.55)

Weighted average number of shares outstanding—basic and diluted	22,973	19,641	20,916	19,585

See accompanying notes to condensed consolidated financial statements

MEADE INSTRUMENTS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except per share data)

(Unaudited)

	Nine Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,843)	$(10,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory impairment	3,376	—
Depreciation and amortization expense	1,186	1,204
Gain on sale of fixed assets	24	—
Deferred rent amortization	(151)	(100)
Deferred income taxes	(246)	—
ESOP contribution	192	229
Change in allowance for doubtful accounts	(594)	158
Stock-based compensation	411	383
Changes in assets and liabilities:
Increase in accounts receivable	(23,592)	(25,406)
Decrease (increase) in inventories	(2,525)	6,556
Increase (decrease) in prepaid expenses and other assets	(397)	(187)
Increase in accounts payable	4,530	5,141
Increase (decrease) in accrued liabilities	(1,978)	1,371
Increase (decrease) in income taxes payable	(4)	1,639

Net cash used in operating activities	(29,611)	(19,702)

Cash flows from investing activities:
Additional consideration paid for Coronado acquisition	—	(1,026)
Capital expenditures	(490)	(303)

Net cash used in investing activities	(490)	(1,329)

Cash flows from financing activities:
Net proceeds from stock offering	5,855	—
Net borrowings under bank lines of credit	20,575	15,763
Payments on long-term bank notes	(343)	(1,467)
Payments under capital lease obligations	(17)	(20)

Net cash provided by financing activities	26,070	14,276

Effect of exchange rate changes on cash	173	59

Net decrease in cash	(3,858)	(6,696)
Cash at beginning of period	4,048	7,589

Cash at end of period	$190	$893

See accompanying notes to condensed consolidated financial statements

MEADE INSTRUMENTS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share data)

(Unaudited)

A.    The Condensed Consolidated Financial Statements have been prepared by the Company and are Unaudited.

        In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

        The Company has experienced and expects substantial fluctuations in its sales, gross margins and profitability to continue from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2007 and 2006, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.    Liquidity

        The Company incurred a net loss of $9.8 million in the nine months ended November 30, 2007 after incurring net losses of $19.2 million and $14.0 million in the years ended February 28, 2007 and 2006, respectively. These losses were largely driven by decreases in revenues and gross margins. Revenue during the first nine months of fiscal 2008 was negatively affected by the loss of a significant customer, Discovery Channel Stores, which closed its retail mall operations. Revenues in the 2007 and 2006 fiscal years were negatively affected by a lack of supply of riflescopes and some of the Company's foreign-sourced and domestically produced telescopes. In addition, the Company's largest competitor in the telescope market is owned by a China based manufacturer that can offer very competitively priced products. This competition has put particular pressure on the Company's revenue and margins for high-end telescopes. Gross margins have decreased due to the reduced sales volume of higher-end products during the year (not covering fixed costs for manufactured product), and the aggressive inventory rationalization and SKU reduction initiatives undertaken by management. Operating margins have also suffered due to costs related to facility closures and non-recurring legal, audit and consulting fees related to stock options, litigation and severance in fiscal 2007.

        With respect to operating results recovering from those experienced during fiscal 2007 and year-to-date fiscal 2008, management believes that: 1) production of all of its riflescopes and most of it telescope products are now on-line and that production will be able to fully meet demand, with the exception of certain high-end telescopes that are still in a production transition; 2) the recent restructuring actions, including facilities consolidations and headcount reductions, have significantly reduced the Company's cost structure and will allow the Company to be more competitive in the marketplace; and 3) while competition for low-end products will continue to be acute, the Company may be able to increase demand for these products with enhanced and new product introductions, targeted marketing and competitive pricing.

        In August 2007, the Company completed a private placement of 3.1 million shares of the Company's common stock for gross proceeds of $6.1 million that significantly enhanced the Company's liquidity. However, due to the seasonality of the Company's business, the Company continues to rely on its domestic credit facility to meet much of its liquidity needs. While the Company was in compliance with the restrictive covenants in the credit facility agreement as of the end of the third quarter of fiscal 2008, from time to time in recent history the Company has not been in compliance with certain of the restrictive covenants. While the Company has historically been able to obtain amendments and/or waivers from its lender, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available.

        In addition, during the third quarter of fiscal 2008, the Company announced that the Board of Director's had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

C.    Restructuring and Inventory Impairment

        During the third quarter ended November 30, 2007, the Company announced a restructuring that involves the closure of the Company's manufacturing operations in Irvine, California; transfer of these production activities to either the Company's manufacturing facility in Tijuana, Mexico or certain of the Company's contract manufacturers in Asia; a reduction in the number of SKUs offered by the Company as a means of streamlining its manufacturing operations; and a significant reduction in headcount in the Company's Irvine, California location. In connection with this, the Company recognized $0.4 million in restructuring costs in the third quarter that relate exclusively to the severance costs incurred that were paid during the third quarter or are expected to be paid during the fourth quarter in accordance with SFAS 146.

        In addition to the restructuring charge, the Company also recognized an inventory write off of approximately $3.4 million. Approximately $0.4 million of the write down occurred in the normal course of the Company analyzing its inventory position relative to historical and projected usage of inventory. The additional write-down of $3.0 million relates primarily to the Company's decision to reduce the number of SKUs to be produced and the write-down of additional inventory in the process of cleaning up and closing down manufacturing operations, including decisions to scrap rather than transfer certain material to the new manufacturing locations.

D.    Stock Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, ("SFAS 123R") Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company's condensed consolidated statement of operations for the three and nine months ended November 30, 2007 and 2006, were approximately $0.1 million and $0.4 million, respectively. Due to deferred tax valuation allowances provided during the third quarter, no net benefit was recorded against the share-based compensation charged during this quarter.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, forfeiture rate, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the nine months ended November 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of the Company's stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the nine months ended November 30, 2007 and 2006

	2007	2006
Expected life(1)	3.8 years	6.2 years
Expected volatility(2)	69%	73%
Risk-free interest rate(3)	4.3%	4.7%
Expected dividends	None	None

(1)
The option term was determined using the simplified method for estimating expected option life.

(2)
The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)
The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

        As of November 30, 2007, there was approximately $1.6 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years. At February 28, 2007, there was approximately $1.1 million of unrecognized compensation costs related to unvested stock options.

E.    Composition of Certain Balance Sheet Accounts

        The composition of inventories is as follows:

	November 30, 2007	February 28, 2007
Raw materials	$5,560	$5,575
Work-in-process	2,005	5,560
Finished goods	17,382	14,154

	$24,947	$25,289

        The composition of acquisition-related intangible assets is as follows:

	November 30, 2007	February 28, 2007
Brand names—non-amortizing	$2,041	$2,041

Trademarks	1,938	1,938
Customer relationships	1,390	1,390
Completed technologies	1,620	1,620
Other	56	56
Accumulated amortization	(2,638)	(2,363)

Total amortizing acquisition-related intangible assets, net	2,366	2,641

Total acquisition-related intangible assets, net	$4,407	$4,682

        Amortization of amortizing acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	Amount
2008	$336
2009	336
2010	336
2011	336
2012	336
Thereafter	961

        The Company accounts for goodwill and acquisition-related intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which requires that goodwill and identifiable assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.

F.     Commitments and Contingencies

        The following purported Stockholder derivative action has been filed challenging conduct by certain of the Company's current and former board members and officers in connection with various stock option grants:

          In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. The consolidated complaint asserted causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company's option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which included corporate governance reforms and an amount to cover plaintiffs' attorneys' fees. The parties submitted the settlement agreement and related paperwork for the court's approval, which was obtained in December 2007.

  The monetary portion of the settlement was covered by the Company's director and officer liability insurance.

        The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:

          Grecian v. Meade Instruments Corp., et al., No. SA CV 06-908 AG (JTLx), United States District Court for the Central District of California, filed September 27, 2006. On January 8, 2007, the court granted the named plaintiffs' motion to be appointed lead plaintiffs. On February 22, 2007, the plaintiffs filed their second amended complaint, which asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company's option granting practices. On May 23, 2007, the parties in both this action and the state derivative actions discussed above participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which included corporate governance reforms and an amount to cover plaintiffs' attorneys' fees. The parties submitted the settlement agreement and related paperwork for the court's approval, which was obtained in December 2007. The monetary portion of the proposed settlement was covered by the Company's director and officer liability insurance.

        On September 28, 2006, Daniel Azari, Paul T. Jones (dba Star Instruments) and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act ("RICO"); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade's Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. In March 2007, the court dismissed the following claims: (1) violation of the RICO Act; (2) violation of New York General Business Law §§ 349 and 350; and (3) product disparagement. In June 2007, the court dismissed all claims by Plaintiff Daniel Azari. The complaint seeks injunctive relief, compensatory damages, and attorneys' fees and costs. On January 7, 2008, the plaintiffs signed a stipulation for dismissal of this litigation, pursuant to a settlement agreement. The stipulation has not yet been filed with the Court.

        On June 13, 2006, the Company issued a press release announcing that it had received notification from the Securities and Exchange Commission (the "SEC") of an informal inquiry into the Company's past stock option grant practices. The Company is cooperating with the SEC in this inquiry.

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

G.    Loss Per Share

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

        The total number of options and restricted shares outstanding were as follows (in thousands):

	November 30, 2007	February 28, 2007
Stock options outstanding	2,970	2,741
Restricted shares outstanding	65	95

        A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Basic weighted average number of shares	22,973	19,641	20,916	19,585
Dilutive potential shares of common stock	—	—	—	—

Diluted weighted average number of shares outstanding	22,973	19,641	20,916	19,585
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company's common stock	2,970	2,864	3,215	2,536
Potential shares of common stock excluded from the calculation of weighted average shares	107	134	144	157

        Weighted average shares for the three and nine month periods ended November 30, 2007 and 2006, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive.

H.    Comprehensive Loss

        Comprehensive loss is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at November 30, 2007 and 2006, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three months ended November 30, 2007 and 2006, the Company had other comprehensive loss as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Net loss	$(1,622)	$(1,181)	$(9,843)	$(10,690)
Currency translation adjustments	667	233	904	714
Change in fair value of foreign currency forward contracts, net of tax	216	342	403	(239)

Total other comprehensive loss	$(739)	$(606)	$(8,536)	$(10,215)

I.     Product Warranties

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Beginning balance	$1,453	$1,133	$1,184	$1,053
Warranty accrual	220	148	1,193	590
Labor and material usage	(111)	(126)	(815)	(488)

Ending balance	$1,562	$1,155	$1,562	$1,155

J.     Derivative Instruments and Hedging Activities

        The Company, at times, utilizes derivative financial instruments to manage its currency exchange rate and interest rate risks. The Company does not enter into these arrangements for trading or speculation purposes. The Company's German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses.

	November 30, 2007		February 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward currency contracts	$2,064	$2,280	—	—

        At November 30, 2007, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive loss, net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying consolidated financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2008.

K.    Bank Borrowings

        On November 16, 2007, the Company executed the Twelfth Amendment to Amended and Restated Credit Agreement (the "Twelfth Amendment"). The Twelfth Amendment makes the following key changes to the U.S. credit agreement: (1) reduces the facility to $25 million; (2) adjusts the pricing grid based on the Company's financial performance; (3) establishes a $0.5 million reserve against the borrowing base with provisions for a reduction in the reserve for meeting future covenants; (4) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis for the next twelve months and a rolling four quarter basis thereafter and sets minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning in February 2009; and (5) allows for inter-company debt between the Company and its European subsidiary subject to certain limits and conditions. Under the Twelfth Amendment, Bank of America, N.A. also waived the Company's non-compliance with the minimum EBITDA covenant under the credit agreement as of August 31, 2007. As a result, the Company is now in compliance with the financial covenants of the credit agreement.

        On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment makes the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company's calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company's European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties. The Company repaid its intercompany loan of approximately $2,000,000 in July 2007.

        Amounts outstanding under the Company's various bank and other debt instruments are as follows:

	November 30, 2007	February 28, 2007
Domestic bank revolving line of credit	$11,650	$860
European bank revolving line of credit	10,166	—

Total bank revolving lines of credit	$21,816	$860

European term loans	$1,169	$1,360
Notes payable and capital lease obligations	9	26

Total debt and capital lease obligations	1,178	1,386
Less current portion	(212)	(200)

Total long-term debt and capital lease obligations	$966	$1,186

L.    Income Taxes

        During the year ended February 28, 2007, the Company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, Accounting for Income Taxes, that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company's determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended November 30, 2007, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

        At the adoption date of March 1, 2007 and as of November 30, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.2 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of November 30, 2007, accrued interest related to uncertain tax positions and accrued penalties combined were less than $0.1 million.

        The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

M.   New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of March 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's results of operations or financial position.

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

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB No. 108") regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. The Company adopted the provisions of SAB No. 108 as of March 1, 2007. The adoption of SAB No. 108 did not have a material impact on the Company's results from operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which allows entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective beginning with the Company's first quarter 2009 fiscal period. The Company is currently evaluating the potential impact of this standard on its results of operations and financial position.

N.    Private Placement of Common Stock

        On August 24, 2007, the Company entered into a Purchase Agreement (the "Purchase Agreement") with five institutional investors (the "Investors") pursuant to which the investors purchased in a private placement 3,157,895 shares of the Company's common stock, par value $0.01 (the "Common Shares") at a purchase price of $1.90 per share. Three of the Investors (the "Hummingbird Investors") are controlled by a director of the Company, Paul D. Sonkin, through his management and control of Hummingbird Capital, LLC, the general partner of the Hummingbird Investors. The Hummingbird Investors purchased in the aggregate 526,316 of the Common Shares and paid a purchase price of $2.00 per share (or an aggregate purchase price of approximately $1.1 million) in accordance with the applicable rules of the Nasdaq Global Market. Net proceeds from the sale of the Common Shares were approximately $5.9 million.

        In connection with entering into the Purchase Agreement, on August 24, 2007, the Company also entered into a Registration Rights Agreement with the Investors (the "Registration Rights Agreement"). The Registration Rights Agreement provides that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") covering the resale of the Common Shares within 30 days after the Closing Date. On September 21, 2007, the Company filed a registration statement with the Commission covering such resale.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in "Risk Factors" in the Company's annual report on Form 10-K and in this Form 10-Q. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-Q after the date of this Form 10-Q, except as required by law.

Overview of the Company

        Meade Instruments Corporation is engaged in the design, manufacture, marketing and sales of consumer optics products, primarily telescopes, binoculars and riflescopes. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes have historically been manufactured and assembled in our U.S. and Mexico facilities. However, during the third quarter of fiscal 2008 we announced the closure of our U.S. manufacturing operations and the transition of high-end telescopes either to our Mexico facility or to contract manufacturers in Asia. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of three primary locations: Irvine, California; Tijuana, Mexico; and Rhede, Germany. Our California facility serves as the Company's corporate headquarters and U.S. distribution center; our Mexico facility primarily performs manufacturing, assembly, repair, and packaging; while our Germany location is primarily engaged in the distribution of our finished products in Europe. Our business is highly seasonal and our financial results vary significantly on a quarter-by-quarter basis throughout each year.

        We believe that the Company holds valuable brand names and intellectual property that provides us with a competitive advantage in the marketplace. The Meade brand name is ubiquitous in the consumer telescope market while the Coronado brand name represents a unique niche in the area of solar astronomy. Our riflescope and binocular brand names include the Simmons, Weaver and Redfield brands and these brands are household names among hunters and active sportsmen nationwide. Our Bresser brand covers a variety of optical and other products and is primarily recognized in Europe.

        After two years of financial losses, the Company hired a new chief executive officer in May 2006 with extensive experience in turnaround situations in an effort to restructure the Company and return it to profitability. In the ensuing 12 months, the Company replaced a significant number of its executives, including its senior officer over operations and its chief financial officer. The Company embarked on a number of initiatives to resolve supply chain constraints, to reduce the Company's cost structure, to reduce the number of SKUs and required level of inventory, and to increase investment for new product innovations and introductions.

        During the fiscal year ended February 28, 2007, our results were negatively impacted by the closure and consolidation of four U.S. facilities into one, related headcount reductions and severance costs, aggressive reductions in inventory, and legal and accounting fees associated with the Company's restatement of historical results due to errors in accounting for stock options and deferred rent. During fiscal 2008, our results have been negatively impacted by further headcount reductions and severance costs and further reductions in inventory. With the recently announced closure of our U.S. manufacturing operations, we believe that we have substantially restructured the Company. However, the overall turnaround of the Company will be a continuing effort and we will continue to evaluate long-term opportunities to further reduce our cost structure; these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current financial statements.

        In August 2007, we completed a private placement of 3.1 million shares of the Company's common stock for gross proceeds of $6.1 million that significantly enhanced the Company's liquidity. However, due to the seasonality of the Company's business, we continue to rely on our domestic credit facility to meet much of our liquidity needs. While the Company was in compliance with the restrictive covenants in the credit facility agreement as of the end of the third quarter of fiscal 2008, from time to time in recent history the Company has not been in compliance with certain of the restrictive covenants. While we have historically been able to obtain amendments and/or waivers from our lender, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that we will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, we may need to raise funds to repay our lender and there can be no assurance that such funds will be available.

        In addition, during the third quarter of fiscal 2008, we announced that the Board of Director's had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

Critical Accounting Policies and Estimates

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to assist users in fully understanding and evaluating the Company's reported financial results include the following:

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Those criteria are typically met when product is shipped and revenue is not recognized at the time of shipment if these criteria are not met. Although there are many factors that influence revenue recognition, the principal reason the Company may not recognize revenue at the time of shipment is if the substance of the transaction is a consignment. Consignment type arrangements happen on a limited basis. Under certain circumstances, the Company may accept product returns that have historically been primarily related to lower-end Meade branded products. Management judgments must be made and used in connection with establishing the sales return estimates. The Company continuously monitors and tracks returns and records revenues net of provisions for returns. The Company's estimate of sales returns is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company's products, notification received by the Company of returns and all other available information that would assist the Company in making a determination of its sales return reserves. While sales returns have historically been within management's estimates, actual returns may differ significantly from management's estimates depending on actual market conditions at the time of the return.

Inventories

        Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company's products, and current market and economic conditions. Inventory may be written down based on such judgments for any inventories that are identified as having a net realizable value less than its cost. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management's estimates, reductions in the net realizable value of the Company's inventories could have a material adverse impact on future operating results.

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

Income taxes

        A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Significant judgment is necessary in the determination of the recoverability of the Company's deferred tax assets. Deferred tax assets are reviewed regularly for recoverability and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company's deferred tax assets.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

        At both the adoption date of March 1, 2007 and as of November 30, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of November 30, 2007, accrued interest related to uncertain tax benefit was less than $0.1 million.

        The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Results of Operations

        The nature of the Company's business is highly seasonal. Historically, sales in the third quarter ended November 30th each year have been higher than sales achieved in each of the other three fiscal quarters of the year. Thus, expenses and, to a greater extent, operating income may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

        The following table summarizes our net sales by product category.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Telescopes & related products	$26,663	$25,363	$48,200	$49,035
Riflescopes	4,107	3,600	9,878	8,939
Binoculars	4,938	5,133	9,362	12,015
Other	15,733	14,403	17,816	15,841

Net sales	$51,441	$48,498	$85,256	$85,829

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

        Net sales during the third quarter of fiscal year 2008 were $51.4 million, an increase of approximately 6% from the prior year's third quarter net sales of $48.5 million. This increase was largely driven by strength in low-end telescopes, the introduction of new products (notably the mySKY™) and continued recovery in sales of the Company's riflescopes. This increase in sales was partially offset by the loss of customer Discovery Channel Stores, to which the Company sold $2.2 million in the third quarter ended November 30, 2006, as they announced closure of all of their retail locations earlier in calendar 2007. The U.S. dollar weakened versus the Euro from the prior year quarter which positively affected the Company's reported sales by approximately $2.8 million.

        Gross profit for the quarter ending November 30, 2007 was $8.7 million or 17% of net sales compared with $10.3 million or 21% of net sales in the prior year's comparable quarter. The decrease in gross profit margin was predominantly due to a $3.0 write-down in inventory the Company recognized during the quarter. During the third quarter ended November 30, 2007, the Company announced a restructuring that involved the closure of its manufacturing operations in Irvine, California, where the Company was performing manufacturing and assembly of high-end telescopes. Production previously done in Irvine, California is in the process of being transferred to the Company's manufacturing facility in Tijuana, Mexico and, on a more limited basis, to certain of the Company's contract manufacturers located in Asia. As part of restructuring, the Company determined that it would eliminate certain SKUs as a means of streamlining operations and increasing operating efficiency.

        Selling expenses for the quarter ending November 30, 2007 were $5.0 million, a 9% decrease from $5.5 million for the same quarter in the prior year. Although revenue increased, selling expenses decreased compared to prior year. This decrease was largely due to lower headcount and other expense reductions related to the restructuring of the Company.

        General and administrative expenses for the quarter ending November 30, 2007 were $2.4 million, a 38% decrease from $3.9 million for the same quarter in the prior year. The decrease versus the prior year was primarily due to two factors: 1) savings from headcount reductions and the consolidation of four domestic facilities into one, and 2) a $0.6 million reduction in legal and accounting fees from the prior year due to the non-recurrence of certain one-time costs associated with the prior year's restatements of the Company's financial statements.

        Research and development expenses for the quarter ending November 30, 2007 were $0.4 million compared with $0.5 million for the same quarter in the prior year. The decrease was principally due to headcount reductions associated with the ongoing restructuring of the Company.

        Interest expense increased by $0.3 million due to higher debt balances and fees related to amendments to its domestic revolving line of credit.

        Income tax expense was $1.5 million on a consolidated basis compared with $1.3 million in the same quarter of fiscal 2007. The tax expense relates almost exclusively to taxes that the Company will pay in Germany for its profitable European subsidiary. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations and valuation allowances placed against the deferred tax assets.

Nine Months Ended November 30, 2007 Compared to Nine Months Ended November 30, 2006

        Net sales during the nine months ending November 30, 2007 were $85.3 million, a decrease of less than 1% from net sales of $85.8 million for the same period in the prior year. Increased revenue from new products (most notably the mySKY™) and higher sales of riflescopes were largely offset by lower sales of high-end and intermediate-level telescopes as well as decreased sales of binoculars. Sales to the Discovery Channel Stores were $5.0 million less in the current period versus the year ago period, as this customer announced earlier in calendar 2007 that it was closing all of its retail operations. The U.S. dollar weakened versus the Euro from the prior year which positively affected the Company's reported sales by approximately $4.0 million.

        Gross profit for the nine months ending November 30, 2007 was $12.8 million or 15% of net sales compared with $16.7 million or 19% of net sales in the prior year. The decrease in gross profit margin was largely due to a $3.0 write-down in inventory the Company recognized during the third quarter of fiscal 2008. During the third quarter ended November 30, 2007, the Company announced a restructuring that involved the closure of its manufacturing operations in Irvine, California, where the Company was performing manufacturing and assembly of high-end telescopes. Production previously done in Irvine, California is in the process of being transferred to the Company's manufacturing facility in Tijuana, Mexico and, on a more limited basis, to certain of the Company's contract manufacturers located in Asia. As part of the restructuring, the Company determined that it would eliminate certain SKUs as a means of streamlining operations and increasing operating efficiency. In addition, during the nine months ended November 30, 2007, the Company sold certain inventory at lower margins as part of the Company's ongoing campaign to reduce inventory levels. The Company also experienced a shift in product mix toward lower margin products and a higher-than-anticipated increase in warranty claims for which it adjusted its reserve for warranties accordingly.

        Selling expenses for the nine months ending November 30, 2007 were $10.2 million, a 23% decrease from $13.3 million for the same period in the prior year. Although revenue increased, selling expenses decreased compared to prior year. This decrease was largely due to lower headcount and other expense reductions related to the restructuring of the Company, including a savings from the consolidation of four domestic facilities into one, and $0.4 million of lower bad debt expenses.

        General and administrative expenses for the nine months ending November 30, 2007 were $7.9 million, a 27% decrease from $10.9 million for the same period in the prior year. The decrease versus the prior year was primarily due to two factors: 1) savings from headcount reductions and the consolidation of four domestic facilities into one, and 2) a reduction in legal and accounting fees from the prior year due to the non-recurrence of certain one-time costs associated with the prior year's restatements of the Company's financial statements.

        Research and development expenses for the nine months ending November 30, 2007 were $1.4 million compared with $1.2 million for the same quarter in the prior year. The increase was principally due to an increase in the development of new products slated for market introduction during the current fiscal year, partially offset by headcount reductions associated with the ongoing restructuring of the Company.

        Interest expense increased $0.4 million due to higher debt balances and fees related to amendments to its domestic revolving line of credit.

        Income tax expense was $1.6 million on a consolidated basis for the nine months ending November 30, 2007 compared with $1.3 million in the same period of fiscal 2007. The tax expense relates almost exclusively to taxes that the Company will pay in Germany for its profitable European subsidiary. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

Seasonality

        The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company's net sales and operating income typically occurs in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company's working capital requirements have correspondingly increased at such times.

Liquidity and Capital Resources

        During the nine months ended November 30, 2007, the Company funded its operations principally by borrowing on its bank lines of credit, net proceeds of approximately $5.9 million from a private placement of 3,157,895 shares of its common stock and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by losses for the period and an increase in inventories. The increase in inventories is due to improvements in the Company's supply chain for riflescopes and foreign-sourced telescopes, as well as the Company's new mySKY™ product.

        Working capital totaled approximately $22.5 million at November 30, 2007, compared to $24.4 million at February 28, 2007. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally-generated cash flow from operating activities and short-term bank borrowings.

        The Company had $0.2 million in cash at November 30, 2007, a significant decrease compared to $4.0 million at February 28, 2007. The Company's cash during its peak operating season is comprised mainly of timing differences, as cash is swept on a daily basis to pay down the Company's bank lines of credit. The Company utilizes its availability on its bank lines of credit to fund operations. Availability under its domestic bank lines of credit at November 30, 2007 was approximately $4.4 million. During the nine months ended November 30, 2007, operations used approximately $29.6 million in cash, offsetting $5.9 million in net proceeds from a private placement of 3,157,895 shares of the Company's common stock and $20.6 million of net borrowings on its bank lines of credit. The main reason for the decrease in cash is the continued net losses sustained by the Company and the increase in inventories. Excluding the Company's write-down of approximately $3.4 million, inventories increased approximately $3.0 million due to the Company's improvements in the Company's supply chain for riflescopes and foreign-sourced telescopes, as well as the Company's new my SKY™ product. Inventories at November 30, 2007 were $24.9 million compared to $25.3 million at February 28, 2007—the lowest level at a year-end reporting period since February 28, 1999. Overall inventory turns increased to 2.9 times during the first nine months of fiscal 2008, up from 2.2 times during the same period in the prior year. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under its domestic bank lines of credit at November 30, 2007 was over $4 million. During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007 the Company obtained a 30-day waiver from its lender related to this covenant.

        On November 16, 2007, the Company executed the Twelfth Amendment to Amended and Restated Credit Agreement (the "Twelfth Amendment"). The Twelfth Amendment makes the following key changes to the U.S. credit agreement: (1) reduces the facility to $25 million; (2) adjusts the pricing grid based on the Company's financial performance; (3) establishes a $0.5 million reserve against the borrowing base with provisions for a reduction in the reserve for meeting future covenants; (4) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis for the next twelve months and a rolling four quarter basis thereafter and sets minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning in February 2009; and (5) allows for inter-company debt between the Company and its European subsidiary subject to certain limits and conditions. Under the Twelfth Amendment, Bank of America, N.A. also waived the Company's non-compliance with the minimum EBITDA covenant under the credit agreement as of August 31, 2007. As a result, the Company is now in compliance with the financial covenants of the credit agreement.

        On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment made the following key changes to the U.S. credit agreement: (1) extends the expiration date to September 30, 2009; (2) reduces the facility to $30,000,000; (3) adjusts the pricing grid based on the Company's calculated fixed charge coverage ratio; (4) removes the $4 million reserve previously established in the Fifth Amendment; (5) sets minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) requires payment of an intercompany loan to the Company's

European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) establishes prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants. The Company repaid its intercompany loan of approximately $2,000,000 in July 2007.

        In the event the Company's plans require more capital than is presently anticipated, or in the event the Company requires amendments to the covenants or other terms and conditions of the credit agreement that it is unable to secure from its bank, additional sources of liquidity such as debt or equity financings will be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

        Capital expenditures, including financed purchases of equipment, aggregated $0.5 million and $0.3 million for the nine month periods ended November 30, 2007 and 2006, respectively. The Company had no material capital expenditure commitments at November 30, 2007. On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1.0 million was paid in May 2006 based upon the financial performance of the acquired operations for the twelve months ended December 31, 2006.

New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of March 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's results of operations or financial position.

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

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB No. 108") regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. The Company adopted the provisions of SAB No. 108 as of March 1, 2007. The adoption of SAB No. 108 did not have a material impact on the Company's results from operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which allows entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective beginning with the Company's first quarter 2009 fiscal period. The Company is currently evaluating the potential impact of this standard on its results of operations and financial position.

Forward-Looking Information

        The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future; the Company's expectation that it will be able to resolve its liquidity challenges through negotiation with its lenders and through restructuring its business to reduce its cost structure; the Company's expectation that it can successfully transfer its manufacturing operations to another low-cost location without significantly disrupting its supply chain; the Company's expectations in the amounts of cost savings to be achieved through restructuring the Company; the Company's expectations that it will be able to successfully negotiate new covenants with its lender on terms favorable to the Company; the Company's ability to negotiate a potential strategic alternative, if at all; the Company's expectation that it will be able to build inventory of other necessary products in preparation for the holiday season: the Company's expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that contingent liabilities will not have a material effect on the Company's financial position or results of operations; the Company's expectation that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company conducts business in a number of foreign countries and is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in the Euro. Business activities in various currencies expose the Company to the risk that the eventual net United States dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. In prior years, foreign currency fluctuations have not had a material impact on Meade's revenues or results of operations. There can be no assurance that European or other currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, financial condition or cash flows.

        The Company has adopted a hedging program to manage its foreign currency exchange rate and, at times, interest rate risks. Upon continuing evaluation and when deemed appropriate by management, the Company may enter into hedging instruments to manage its foreign currency exchange and interest rate risks. From time to time, the Company enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The notional amounts of the forward exchange contracts vary, typically with the seasonal inventory requirements of the Company's German subsidiary. The Company's German subsidiary purchases inventory from Asian suppliers in U.S. dollars. A forward exchange contract is typically entered into when the U.S. dollar amount of the inventory purchase is firm. Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures. As of November 30, 2007, the Company had the following forward exchange contracts outstanding:

	November 30, 2007		February 28, 2007
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$2,064	$2,280	—	—

        At November 30, 2007, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying Consolidated Balance Sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive income (loss), net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 2008.

        The Company's financial instruments consist of cash, accounts receivable, accounts payable, short-term obligations, and long-term obligations. The Company's principal exposure to interest rate fluctuations relates primarily to the U.S. revolving loan. The debt under the U.S. revolving loan bears interest at a floating rate tied to either the LIBOR rate or the bank prime rate of interest. Management believes that a 1% increase in interest rates on its U.S. revolving loan would have resulted in an immaterial amount of less than $0.1 million additional interest expense for the nine months ended November 30, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the quarter ended November 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

        The Company's Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company's disclosure controls and procedures are not effective for the Company as of the end of the period covered by this report due to the material weakness described below. A material weakness is defined as a significant deficiency (as defined in PCAOB Auditing Standards), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        In connection with the evaluation, during the quarter ended November 30, 2007, the Company identified a material weakness in its internal control over work-in-process inventory. The material weakness is the result of a combination of inadequate procedures and inventory tracking systems related to the timely closure of work orders. The Company believes that the weakness is mitigated in part by the implementation of improved procedures and reporting, and it expects to complete an audit of work-in-process during the fourth quarter ended February 28, 2008.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The following purported Stockholder derivative action has been filed challenging conduct by certain of the Company's current and former board members and officers in connection with various stock option grants:

          In re Meade Instruments Corp. Derivative Litigation, No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006. On November 22, 2006, the court consolidated under the above caption two state derivative actions: (i) Barclay v. Diebel, et al., No. 06-CC-205, Superior Court of the State of California for the County of Orange, filed October 6, 2006 and (ii) Bryant v Diebel, et al., No. 06-CC-206, Superior Court of the State of California for the County of Orange, filed October 6, 2006. The plaintiffs filed a consolidated complaint on December 22, 2006, and the defendants filed demurrers to the complaint on February 5, 2007. The consolidated complaint asserted causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive trust, corporate waste, rescission, unjust enrichment, and violation of California Corporations Code in connection with the Company's option granting practices. On May 23, 2007, the parties in both this action and the class action discussed below participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which included corporate governance reforms and an amount to cover plaintiffs' attorneys' fees. The parties submitted the settlement agreement and related paperwork for the court's approval, which was obtained in December 2007. The monetary portion of the settlement was covered by the Company's director and officer liability insurance.

        The following putative federal securities class action has also been filed challenging conduct by the Company and certain of its current and former board members and officers in connection with various stock option grants:

          Grecian v. Meade Instruments Corp., et al., No. SA CV 06-908 AG (JTLx), United States District Court for the Central District of California, filed September 27, 2006. On January 8, 2007, the court granted the named plaintiffs' motion to be appointed lead plaintiffs. On February 22, 2007, the plaintiffs filed their second amended complaint, which asserts claims for violations of Section 10(b), 14(a) and 20(a) of the Securities Exchange Act in connection with the Company's option granting practices. On May 23, 2007, the parties in both this action and the state derivative actions discussed above participated in a mediation. As a result of this mediation, the parties in both actions reached a preliminary settlement understanding, which included corporate governance reforms and an amount to cover plaintiffs' attorneys' fees. The parties submitted the settlement agreement and related paperwork for the court's approval, which was obtained in December 2007. The monetary portion of the proposed settlement was covered by the Company's director and officer liability insurance.

        On September 28, 2006, Daniel Azari, Paul T. Jones (dba Star Instruments) and RC Optical Systems, Inc. filed an action against Meade and certain Meade dealers in the United States District Court for the Southern District of New York, alleging the following claims: (1) violation of the Racketeer Influenced And Corrupt Organization Act ("RICO"); (2) violation of New York General Business Law §§ 349 and 350; (3) violation of California Business and Professions Code § 17200; (4) unfair competition; and (5) product disparagement. The gravamen of the complaint is that Meade and other defendants allegedly falsely advertise Meade's Advanced Ritchey-Chretien products as being Ritchey-Chretien products. On October 31, 2006, Plaintiffs filed an Amended Complaint, adding claims for violation of the Lanham Act. On January 3, 2007, the United States District Court for the Southern District of New York granted a motion filed by Meade and ordered the case transferred to the United States District Court for the Central District of California. In March 2007, the court dismissed the following claims: (1) violation of the RICO Act; (2) violation of New York General Business Law §§ 349 and 350; and (3) product disparagement. In June 2007, the court dismissed all claims by Plaintiff Daniel Azari. The complaint seeks injunctive relief, compensatory damages, and attorneys' fees and costs. On January 7, 2008, the plaintiffs signed a stipulation for dismissal of this litigation, pursuant to a settlement agreement. The stipulation has not yet been filed with the Court.

        On June 13, 2006, the Company issued a press release announcing that it had received notification from the Securities and Exchange Commission (the "SEC") of an informal inquiry into the Company's past stock option grant practices. The Company is cooperating with the SEC in this inquiry.

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

ITEM 1.A.    RISK FACTORS

        The shares of our common stock being offered involve a high degree of risk. You should carefully consider the following discussion of risks as well as all other information in this Form 10-Q before purchasing any of the shares offered pursuant to this Form 10-Q.

Our failure to comply with any of the financial covenants in our credit facilities or other debt agreements could have a material adverse impact on our business.

        We depend on operating cash flow and availability under our bank lines of credit, both in the United States and Europe, to provide short-term liquidity. For the years ended February 28, 2007, 2006 and 2005 and the nine months ended November 30, 2007, we incurred significant operating and net losses which diminished the availability under our U.S. credit agreement and consumed a significant portion of our net assets. Continued operating losses could adversely affect our ability to maintain required financial covenants under our various debt agreements. Due to operating losses over the past three years, we have, several times, renegotiated the financial covenants contained in our U.S. credit agreement. In addition, during the quarter ended August 31, 2007, the Company was in default with respect to a financial covenant in the U.S. credit agreement. The Company subsequently negotiated an amendment to the credit agreement related to financial covenants, and such default was waived by the lender.

        If financial covenants are not maintained, the creditors will have the option to require immediate repayment of all outstanding debt under the related debt agreements. In such an event, we may again be required to renegotiate certain terms of these agreements, obtain waivers from the creditors, look for additional sources of liquidity such as equity financings or obtain new debt agreements with other creditors, which may contain less favorable terms. We can not assure that such additional sources of capital will be available on reasonable terms, if at all. If we are unable to renegotiate acceptable terms, obtain necessary waivers or secure new debt or equity financing, this could have a material adverse effect on our business, results of operations and financial condition.

We rely on independent contract manufacturers and, as a result, we are exposed to potential disruptions in product supply.

        All of our consumer optics products with retail prices under $500 are currently manufactured by independent contract manufacturers, principally located in China. We do not have long-term contracts with our Asian manufacturers, and we compete with other consumer optics companies for production facilities. We have experienced, and continue to experience, difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines and increased manufacturing costs. Some manufacturers in China are facing labor shortages as migrant workers seek better wages and working conditions. If this trend continues, our current manufacturers' operations could be adversely affected.

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

        We are subject to various legal proceedings and threatened legal proceedings from time to time. Any unanticipated litigation in the future, regardless of its merits, could significantly divert management's attention from our operations and result in substantial legal fees being borne by us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations financial condition and cash flows.

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

        We place orders with suppliers for many of our products prior to the time we receive all of our customers' orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We, at times, also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our suppliers fail to supply the products that we require with the quality and at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to our customers, negatively impact our retailer and distributor relationships, and diminish brand loyalty.

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

        During fiscal 2007, 2006 and 2005, net sales to our ten largest customers accounted for approximately 49%, 30% and 35%, of total net sales, respectively. During the fiscal year 2007, 2006 and 2005, our top two customers accounted for approximately 30%, 23% and 16%, respectively. These trends have continued into fiscal 2008. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

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

        Also, the manufacturers of our products that are located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government's policies and China's domestic and international economic and political developments. The valuation of the Yuan may increase incrementally over time should the Chinese central bank allow it to do so, which could significantly increase labor and other costs incurred in the production of our products in China.

Our business could be harmed if our contract manufacturers or suppliers violate labor, trade or other laws.

        We require our independent contract manufacturers to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers may not use convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by the manufacturer's country) in the production process. Compensation must be paid in accordance with local law and factories must be in compliance with local safety regulations. Although we promote ethical business practices and send sourcing personnel periodically to visit and monitor the operations of our independent contract manufacturers, we do not control them or their labor practices. If one of our independent contract manufacturers violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in the loss of certain of our major customers, adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

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

        A significant portion of our production is accomplished offshore, principally in China, and a significant portion of our net sales, were denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although we engage in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets, and could reduce the sales and operating results represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

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

        We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management's time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). We are a non-accelerated filer and we are in the process of documenting and evaluating our systems of internal control. We are required to assess our compliance with Section 404 for the year ending February 29, 2008. We expect to devote the necessary resources, including additional internal and supplemental external resources, to support our assessment. If, in the future, we identify one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

        In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions could have the effect of discouraging certain attempts to acquire the Company, which could deprive our stockholders of the opportunity to sell their shares of common stock at prices higher than prevailing market prices. In addition, our Board of Directors has authority to issue up to 1,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could affect adversely the voting power of holders of our common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. Additionally, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for our common stock at a premium over the market price of the common stock and may affect adversely the market price of and the voting and other rights of the holders of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.	Description
Exhibit 10.101	Twelfth Amendment to Amended and Restated Credit Agreement dated as of November 16, 2007, by and among Bank of America, N.A., Meade Instruments Corporation, Simmons Outdoor Corporation and Coronado Instruments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on November 21, 2007)
Exhibit 10.100
Amendment to Limited Waiver Agreement dated as of November 9, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities Exchange Commission on November 30, 2007)
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.
Dated: January 14, 2008	By:	/s/ STEVEN L. MUELLNER Steven L. Muellner President and Chief Executive Officer
	By:	/s/ PAUL E. ROSS Paul E. Ross Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.101	Twelfth Amendment to Amended and Restated Credit Agreement dated as of November 16, 2007, by and among Bank of America, N.A., Meade Instruments Corporation, Simmons Outdoor Corporation and Coronado Instruments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on November 21, 2007)
Exhibit 10.100
Amendment to Limited Waiver Agreement dated as of November 9, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities Exchange Commission on November 30, 2007)
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*
Filed herewith

QuickLinks

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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1.A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX