Form 10-K
period 2008-02-29
MEADE INSTRUMENTS CORP
filed 2008-06-13
CIK 1032067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 29, 2008
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

          Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Large Accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was approximately $34.0 million as of August 31, 2007, the last business day of the Registrant's most recently completed second fiscal quarter.

          As of June 6, 2008, there were 23,376,570 outstanding shares of the Registrant's common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

General

        Meade Instruments Corp. ("Meade" or the "Company") is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, microscopes, and other consumer optical products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. The Company's brands, which include Meade®, Bresser®, and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the mySKY®, an easy to-use multi-media night sky exploration guide, the LX200® series of telescopes that combine the state-of-the-art LX200 with the precision of the ARC optics, the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope, and the Deep Sky Imager™ ("DSI") series of high-performance charge-coupled device ("CCD") cameras that have advanced astro-imaging to near point-and-shoot simplicity help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer optical products. The Bresser brand, active in the European market for nearly 30 years, is known for its wide range of modestly-priced products including binoculars and smaller-aperture telescopes. In December 2004, in its continuing efforts to expand the Company's product offerings, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, a supplier of high-end hydrogen-alpha solar filters and high-end dedicated solar telescopes, as well as various related accessories and more modestly priced dedicated solar observation equipment.

        In October 2002, the Company acquired Simmons Outdoor Corp. ("Simmons Outdoor") to expand its brand name offerings and extend its reach into the sporting goods marketplace. Subsequent to the fiscal year-end ended February 29, 2008, the Company divested the Simmons, Weaver and Redfield brands for gross proceeds of $15.0 million.

        The Company offers numerous telescope, and binocular models as well as hundreds of accessory products for amateur astronomy and sporting goods consumers. The Company's telescopes range in aperture from under 2 inches to 16 inches and in retail price from less than $50 to almost $50,000. The Company offers several families of binoculars at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer, an avid naturalist, a hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy the consumer optics buyer.

        Founded in 1972, Meade has a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry's most technologically advanced consumer telescopes at affordable prices. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed its less-expensive telescopes to beginning and intermediate amateur astronomers. The Company is a supplier of consumer optics to such retailers as Lidl (in Europe), Wal-Mart, Costco, Dick's Sporting Goods, Sam's Club and Cabela's Inc.

        The Company has consistently emphasized a business plan that is concentrated on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $1.9 million and $1.8 million on research and development during fiscal years 2008 and 2007, respectively. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company's existing technologies.

        The Company manufactures a complete line of advanced astronomical telescopes. Parts and components for the advanced telescopes have historically been manufactured and assembled in the Company's U.S. and Mexico facilities. However, during the third quarter of fiscal 2008, the Company announced the closure of its U.S. manufacturing operations and the transition of substantially all of its high-end telescope production to its Mexico facility. Many of the Company's less-expensive telescopes and its binoculars and riflescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, and Japan.

        The Company complements its efforts in new product development with an aggressive marketing plan. The Company's marketing plan includes a state-of-the-art web site, print advertising in astronomy, outdoor and hunting related magazines and, at times, in general consumer magazines, as well as jointly developed advertising campaigns with many of the Company's key retail partners, and point-of-sale marketing displays. In addition, the Company publishes comprehensive, full-color, high-quality product catalogs that provide significant product exposure for a broad range of consumers including the serious amateur astronomer, the avid birder, the weekend sports enthusiast and the hunter.

        On September 1, 1999 the Company acquired 100% of the equity interests in Bresser Optik GmbH & Co. KG and Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH (collectively "Bresser"), for $5.0 million in cash and 201,830 shares of the Company's common stock valued at approximately $2.0 million. Bresser is a German distributor of binoculars, telescopes, microscopes and other consumer optical products. Bresser has provided the Company greater foreign distribution opportunities for the Company's products. Moreover, Bresser's significant presence in the binocular and low-priced telescope market in Europe has strengthened the Company's penetration into these markets. The cost structure at Meade Europe (formerly Bresser), operating as a distribution company with the majority of its sales coming from product manufactured in Asia, has resulted in steady profitability for these operations since the Company acquired Bresser in 1999. In January 2000, the Company also purchased what was formerly its German distributor for approximately $1.1 million cash.

        On October 25, 2002, the Company acquired 100% of the outstanding common stock of Simmons Outdoor Corp. for $20.8 million cash ($16.0 million was paid at close; the balance was paid in December, 2002). Simmons Outdoor, a designer and distributor of riflescopes, binoculars and other consumer sports optics, offered products under the Simmons, Weaver and Redfield brand names. To fund a portion of the purchase price, the Company sold 3,292,000 shares of its common stock in a private placement for net cash proceeds of $7.3 million. The balance of the purchase price was funded through borrowings on the Company's bank line of credit.

        On December 1, 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Coronado Technology Group, LLC, for approximately $2.5 million in cash plus contingent consideration. A final payment of approximately $1 million was paid in May 2006, based upon the financial performance of the acquired operations for the twelve months ended December 31, 2005. Coronado is a supplier of high-quality hydrogen-alpha filters and dedicated solar telescopes, as well as various related accessories, designed to meet the needs of amateur as well as professional solar observers. The acquisition of Coronado added a respected name in the solar observation markets to Meade's suite of brands, adding to the Company's product offerings, particularly in the telescope and accessory lines.

        During fiscal 2008, the Company engaged R.W. Baird to assist the Company in exploring strategic alternatives, which may include a sale of part or all of the Company. In connection with this review, during fiscal 2009 the Company separately sold its Simmons, Weaver and Redfield sport optics brands to three different parties for gross proceeds of $15 million.

        The cash generated from the sale of these brands completely paid down the Company's domestic credit facility. As of the date of this 10-K, the Company's credit facility balance was $0 and the Company held approximately $9 million in cash. The Company believes that it has sufficient liquidity to execute on its turnaround plans and support its operations for the next 12 months. The Company's restructuring plans include implementation of headcount reductions, and reductions in corporate overhead and manufacturing costs.

        In the United States and Canada, the Company distributes its products through a network of more than 400 specialty retailers, distributors and mass merchandisers, which offer the Company's products in more than 12,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In addition to products sold through Meade Europe (formerly Bresser) channels, Meade sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. Revenues from customers outside North America were $45.7 million and $44.8 million for the years ended February 29, 2008 and February 28, 2007, representing approximately 46.4% and 44.1% of the Company's net revenues, respectively. The Company intends to continue to pursue an integrated strategy of product line expansion, aggressive marketing, and expansion of the Company's domestic and international distribution networks.

Industry Overview

        Market-size data for the consumer optics industry are difficult to obtain because nearly all of the companies in the industry are privately held. The Company believes the overall size of the consumer optics market is driven, in part, by the introduction of new products.

        The Company offers products at numerous price points in the consumer optics market, from advanced astronomical telescopes and cutting-edge binoculars with integrated digital cameras to less-expensive telescopes for beginning amateur astronomers and low-priced binoculars for the casual user.

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

        The binocular market is typically characterized less by technological developments than by styling, features and price. The principal features considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image—either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binoculars' field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under ten dollars to several thousand dollars. The Company's binoculars, offered under the Meade and Bresser brand names, as well as various private label names, generally sell for between $10 and $300 at retail.

        The Company believes that it is well positioned in the marketplace to capitalize on its strong family of brand names, its research and development resources, its history of innovation and its manufacturing capabilities, to bring new and innovative products to market.

Products

        The Company has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of the Company's products are described in greater detail below:

        Advanced Astronomical Telescopes.    Among the Company's most sophisticated products are its LX series ARC and Schmidt-Cassegrain telescopes and the MAX Mount™, a fully integrated robotic German equatorial mount for the most advanced amateur astronomer. The LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the state-of-the-art LX200 lines. The LX200 telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company's telescopes among serious amateur astronomers. The LX200 telescopes feature the Company's proprietary ARC optics, a Global Positioning System ("GPS") receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company's proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company's LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The Company's LXD75 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. With the acquisition of Coronado in December 2004, the Company added sophisticated, dedicated solar viewing telescopes to its advanced telescope lines. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado's patented hydrogen-alpha ("H-alpha") etalon filters. Coronado's H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing "naked-eye" observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. The Company also introduced, under the Coronado brand, two telescopes that isolate Calcium K ("CaK") solar emissions. The SolarMax 70 CaK and PST CaK solar observing telescopes isolate ionized calcium emissions of the sun allowing for a different view than that produced by the H-alpha wavelength filters. Advanced astronomical telescopes collectively represented approximately 2% and 3%, of telescope units shipped and approximately 12.1% and 17% of the Company's net sales for the years ended February 29, 2008 and February 28, 2007, respectively.

        Entry-Level Telescopes.    Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company's less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the "NG telescopes") and the Digital Electronic Series telescopes (the "DS telescopes"), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company's advanced telescopes are made available at some of the Company's lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its "go to" capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. With the acquisition of Coronado in December 2004, in addition to the advanced H-alpha and CaK scopes described above, the Company added dedicated solar-viewing telescopes to its entry-level offerings. The Coronado Personal Solar Telescope ("PST") is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with a few unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company's telescope product lines. Sales of entry-level telescopes comprised approximately 90% and 97% of the Company's telescope units shipped and approximately 27% and 36% of the Company's net sales for the years ended February 29, 2008 and February 28, 2007, respectively.

        Binoculars.    The Company expanded its market presence in binoculars with the acquisition of Simmons Outdoor in 2002 and Bresser in 1999. The Simmons brand is widely recognized in the sports optics marketplace as quality products at competitive prices. The Bresser name is equally well recognized in Germany and other countries in Europe as a quality supplier of a wide range of binoculars. Sales of Bresser branded binoculars accounted for approximately one-fifth of Meade Europe's sales during the year ended February 29, 2008, and one-third during the year ended February 28, 2007. The Company also sells a complete line of consumer binoculars through its existing domestic distribution network under the Meade brand name. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales in each of the years ended February 29, 2008 and February 28, 2007 represented approximately 13% and 21% of the Company's net sales during those fiscal years, respectively.

        Accessories.    The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides (such as the Company's recently announced mySKY®) and software that enhance the consumer's telescope experience to bore sighters for riflescopes. The Coronado acquisition added several high-end H-alpha etalon filters and CaK filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 6% and 7% of the Company's net sales for the years ended February 29, 2008 and February 28, 2007, respectively. Other miscellaneous products such as industrial optical and digital imaging products, microscopes, rangefinders, night vision and other consumer optical products accounted for approximately 19% and 8% of the Company's net sales for the years ended February 29, 2008 and February 28, 2007, respectively.

Operations

        Supply Chain Management.    Complete and on-time delivery of the Company's products to its customers is a key tenet of the Company's mission and strategy. Management of the supply chain is critical to that end. The Company made significant changes in its operations and supply chain management during fiscal 2007 with the appointment of a new senior vice president of operations, the addition of several new professionals to the operations staff and additional sourcing arrangements.

        The Company works closely with factories primarily in China to develop proprietary product designs. Many of the Company's products purchased during the three fiscal years ending in February 2008 were supplied by Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers.

        Materials and Supplies.    The Company purchases high grade optical glass for its higher-end telescopes in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company's domestically manufactured telescopes are individually polished and figured by master opticians to precise tolerances to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company's products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.

        Optical Testing.    As each of Meade's ARC and Schmidt-Cassegrain optical sets, or parabolic Newtonian primary telescope mirrors progress through the grinding, polishing and figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction. Optical testing of the Company's products produced outside of the United States is performed by trained optical technicians to comply with strict quality standards. The Company maintains strict quality standards for all of its optics included in the Company's products from telescopes and eyepieces to riflescopes and binoculars.

        Optical Alignment and Centration.    Finished, individually-matched and figured high-end optical sets are sent to the optical alignment and centration process, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. A variation of this alignment and centration process is performed on all of the Company's optical products from riflescopes and binoculars to eyepieces and small telescopes.

        The Company also utilizes its facilities in Tijuana, Mexico (the "Mexico Facility"). This facility employs over 100 people (which varies based upon product sales levels and seasonal demand) engaged in the assembly of telescopes, electronic sub-assemblies, and accessory products.

Intellectual Property

        The Company relies on a combination of patents, trademarks and trade secrets to establish and protect its proprietary rights and its technology. In general, the Company pursues patent protection both in the United States and selected foreign countries for subject matter considered patentable and important to the Company's business strategy. The Company has patents either issued and/or pending in the U.S. and in several foreign jurisdictions including Europe, Australia, Canada, Japan and China.

        Generally, patents issued in the U.S. are effective for 20 years from the original date of application. The duration of foreign patents varies in accordance with applicable foreign local law. While the duration of the Company's patents varies, most of its most important patents have been issued within the last ten years.

        The Company believes that its patents, proprietary technology, know-how and trademarks provide significant protection for the Company's competitive position, and the Company intends to protect and enforce its intellectual property assets. Nevertheless, there can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technologies or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

Seasonality

        The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company's net sales and operating income typically occurs in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive consumer products during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories during the Company's third fiscal quarter to satisfy such seasonal consumer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company's working capital requirements have correspondingly increased at such times.

Sales and Marketing

        The Company's products are sold through a domestic network of mail order and internet dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company's products are sold through its wholly owned subsidiary in Germany to specialty retailers and mass merchandisers and through a network of foreign distributors and dealers in other countries around the world. The Company's high-end telescopes are generally sold through mail order and internet dealers or single and multiple-location specialty retailers. Meade's less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company's binoculars are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company's sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company's customers are the following: Wal-Mart, Costco, Lidl, Sam's Club, Dick's Sporting Goods and Cabela's.

        The Company's sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs a sales and customer service force in the U.S. and Europe trained to assist the Company's customers in all facets of its products' operations. The Company's internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company's specialty retailers about the quality features of the Company's products and provide answers to questions from specialty retailers as well as directly from end users of the Company's products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll-free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll-free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes and binoculars. The Company's dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

        The Company's telescope products are regularly advertised in all major domestic and most international telescope and astronomy-related magazines with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. The Company also focuses advertising dollars on point-of-sale promotions and displays in partnership with its retail customers to jointly market the Company's products to the end consumer.

        Throughout fiscal 2008, the Company sold its products to internet and mail order dealers, to distributors, and to more than 400 specialty retailers and mass merchandisers that offer the Company's products in more than 12,000 retail store outlets. During fiscal years 2008 and 2007 Lidl, a European retailer, accounted for approximately 21% and 20% of the Company's net sales, respectively. During the fiscal years ended 2008 and 2007 Wal-Mart (including Sam's Club), accounted for approximately 16% and 13% of the Company's net sales, respectively. In fiscal 2008, not including Sam's Club, Wal-Mart accounted for approximately 12% of net sales. The Company's ten largest customers, in the aggregate, accounted for approximately 54% and 49% of the Company's net sales for the years ended February 29, 2008 and February 28, 2007, respectively. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company is not able to replace any such lost sales with increased sales to existing or new customers.

Competitive Strengths

        The Company believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, spotting scopes, microscopes, night vision and other consumer optical related products. These benefits include its ability to offer its customers a broad and innovative, product line embodying both high quality and value. The Company believes it has the following competitive strengths:

        New Products/Research and Development.    The Company places a primary emphasis on product innovation and quality through its research and development efforts. The Company employs an in-house engineering staff at its Tijuana, Mexico facilities that develops new products and applies technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the consumer optics industry's most technically advanced, easy to use, consumer optical products.

        Broad Line of Products.    The Company has pursued a strategy in which it uses the advancements in microprocessor technology to build on its existing know-how in advanced telescope design and operation to bring computer technology and features to consumer optical products at lower and lower price points. Through its acquisitions of Bresser® in 1999 and Coronado in 2004, the Company has expanded its product lines to include a wide variety of binoculars and telescopes under the Bresser® brand name (a well-known and respected brand in Germany and throughout Europe), and a broad assortment of solar viewing equipment under the Coronado brand name. As a result, the Company offers numerous different telescope, spotting scope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer optics and sports optics buyers. The Company's telescopes range in aperture from under 2 to 20 inches and in retail price from less than $50 to almost $50,000. The Company offers several families of binoculars (including digital camera binoculars) under its several brand names at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer, an avid hunter, or someone just looking for a good binocular, Meade offers a wide range of quality products to satisfy the consumer optics buyer.

        Optical Systems Expertise.    The Company has made substantial investments to develop an expertise in optical engineering, providing it with the ability to produce high quality optics. The Company employs highly skilled opticians who use sophisticated manufacturing techniques and equipment, including specialized optical polishing machines and vacuum-coating machines, to produce what the Company believes to be the highest quality optics available in the more advanced consumer telescope market. The Company uses its optical engineering expertise to ensure that the optics in its foreign-sourced products meet the strictest of standards.

        Quality Control.    The Company's manufacturing and engineering personnel coordinate and oversee the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product's precision optical system to its final assembly and testing. Parts and components for the advanced telescopes have historically been manufactured and assembled in our U.S. and Mexico facilities. However, during our third quarter of fiscal 2008 we announced the closure of our U.S. manufacturing operations and the transition of substantially all of high-end telescopes to our Tijuana, Mexico facility. Many of the Company's less-expensive telescopes and its binoculars and microscopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia, including mainland China, Taiwan, Korea, the Philippines and Japan.

        Broad Distribution Network.    The Company's sales force in the U.S. and in Germany works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts departments in Irvine, CA and Rhede, Germany to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company's customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, the Company has become a major supplier of consumer optics to such major retailers as Lidl (in Europe), Wal-Mart, Sam's Club, Costco, Dick's Sporting Goods and Cabela's. Meade Europe also has continued to expand the Company's international presence.

        Superior Customer Service.    The Company believes that its high level of customer service and technical support are important factors that differentiate it from its competitors. In addition to providing toll-free phone access to customers in an effort to provide superior post-sale service, Meade has consolidated its various customer service departments and increased its technical support staff for all of its product offerings. Communications infrastructure has been upgraded with a new phone system integrated with CRM software, and an on-line automated service request system that tracks repairs and replacement parts while automatically reporting back to the customer that submitted the request. The Company's internet support pages also include video how-to instruction for many of the Company's products, as well as technical manuals to further educate users about product operation.

Competition

        The consumer optics market is competitive and sensitive to consumer needs and preferences. In the telescope market, the Company competes in the United States and Canada with SW Technology Corporation ("Celestron"), and Bushnell Performance Optics, Inc. ("Bushnell") and, to a lesser extent, with other smaller companies which service niche markets. In April 2005, SW Technology Corporation (a Delaware corporation), an affiliate of Synta Technology Corporation of Taiwan, a long-time supplier to Celestron, acquired all of the outstanding members' ownership interests in Celestron Acquisition LLC. The Company has begun to see increased pricing pressure as a result of the change in ownership at Celestron. The Company continues to execute on its strategy to be the lowest cost producer to answer the pricing pressure brought on by the acquisition of Celestron by one of its largest suppliers in China. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company's current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and lower costs of labor associated with manufacturing.

        The binocular market is generally more competitive than the telescope market with a greater number of competitors at each price point. In the binocular market, the Company competes primarily with Bushnell, Nikon Inc., Pentax Corporation, Barska Optics and various smaller manufacturers and resellers. In the riflescope market, the Company competes primarily with Bushnell, Leupold & Stevens, Inc., Nikon Inc., BSA Optics, Inc., and Burris Company. Many of these competitors in the binocular and riflescope market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.

Employees

        As of February 29, 2008, the Company had approximately 250 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company's United States-based employees is represented by a union. The Company's employees at the Mexico Facility are represented by a union. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

        In order to enable its employees to share in the Company's growth and to receive the benefits of ownership, Meade established the Meade Instruments Corp. Employee Stock Ownership Plan (the "ESOP"), effective March 1, 1996. The ESOP provides participating United States-based employees an opportunity to receive beneficial ownership of Meade's common stock.

Executive Officers of the Registrant

        Set forth below are the names, ages, titles and present and past positions of the persons who are the Company's executive officers:

Name	Age	Position
Steven L. Muellner	58	Chief Executive Officer, President, Director
Paul E. Ross	34	Senior Vice President—Finance and Chief Financial Officer
Robert L. Davis	41	Senior Vice President—Sales
Donald Finkle	50	Senior Vice President—Operations

        Steven L. Muellner has been the Company's President, Chief Executive Officer and a member of the Board since May 8, 2006. From December 2004 until April 2006, Mr. Muellner was a private investor. From August 1998 to December 2004, Mr. Muellner served as President of Variflex, Inc., an outdoor sports products supplier. From July 1996 to May 1998, Mr. Muellner was President and Co-Chief Executive Officer of Applause Enterprises, a distributor of children's toys and licensed merchandise. From 1995 to 1996, Mr. Muellner served as executive vice president of sales and marketing at Caradon Doors and Windows, a leading provider of custom doors and windows. From 1987 to 1994, Mr. Muellner served in various capacities, including, president, vice president of sales and marketing and vice president of marketing at LouverDrape, Inc., a distributor of window coverings, and from 1983 to 1987, Mr. Muellner served in various capacities, including product manager, at Frito-Lay, Inc. Mr. Muellner received his Masters degree in business administration from Cornell University and BS from the University of Minnesota in Minneapolis.

        Paul E. Ross has been the Company's Senior Vice President—Finance and Chief Financial Officer since March 2007. From May 2005 to March 2007, Mr. Ross was the chief financial officer and treasurer of Power-One, Inc., a Nasdaq-listed manufacturer of power supply products for use in communication, semiconductor, testing, medical, industrial and other electronic instruments. From April 2001 to May 2005, Mr. Ross held various positions with Power-One including vice president finance and corporate controller, director of corporate finance, and manager of financial planning and reporting. From December 1998 to April 2001, Mr. Ross was the senior financial analyst of the external reporting group with BP/Atlantic Richfield Company (ARCO). From September 1996 to December 1998, Mr. Ross was an audit associate and then senior audit associate with PricewaterhouseCoopers LLP. Mr. Ross received his BA degree from UCLA and his MBA degree from USC.

        Robert L. Davis resigned from his position as Senior Vice President—Sales during the first quarter of fiscal 2009. Prior to his resignation, Mr. Davis was the Company's Senior Vice President—Sales since July 2006 and its Senior Vice President—Corporate Development since March 2003. Mr. Davis was the Company's Senior Vice President and Assistant General Counsel from March 2002 to February 2003. Mr. Davis was the Company's Vice President and Assistant General Counsel from December 1999 to February 2002. From September 1996 to December 1999, Mr. Davis was an attorney with O'Melveny & Myers LLP, specializing in corporate and securities law. From August 1994 to September 1996 he worked as an attorney with Morrison & Foerster LLP, specializing in corporate finance and labor and employment law. Mr. Davis received a BA degree in English and a JD degree from Brigham Young University.

        Donald W. Finkle has been the Company's Senior Vice President—Operations since August 2006. From January 2004 to August 2006, Mr. Finkle served as President and Chief Executive Officer of Southwest Business Systems, a private integrator of software and hardware operating solutions for the hospitality industry. From September 2001 to July 2003, he served as Group Vice President of R&D for BIC Corporation, a consumer packaged goods company. From May 1998 to September 2001, Mr. Finkle was Director of Product Development and Engineering at Avery Dennison Corporation, a manufacturer of pressure sensitive materials and consumer packaged goods. From 1990 to 1998 Mr. Finkle was employed by Toro Corporation, where he held various positions including Materials and Logistics Manager and Total Quality Manager. Mr. Finkle received a BS degree in Business and a MS degree in Systems and Industrial Engineering from the University of Arizona.

Available Information

        Meade's website is located at http://www.meade.com. The Company makes available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). The information contained on the Company's website is not part of this report. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.    Risk Factors

1.
There is substantial doubt about our ability to continue as a going concern; our efforts to identify, evaluate and consummate a transaction or other initiative to increase the value of the Company for our stockholders may not be successful.

        In their report dated June 13, 2008, our registered public accounting firm stated that our financial statements for the fiscal year ended February 29, 2008 were prepared assuming we would continue as a going concern; however our recurring losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is in doubt as a result of our recurring losses from operations and is subject to our ability to restructure the Company in a manner that will return it to profitability or, in the alternative, identify and consummate a strategic transaction, including the potential sale of the Company, or other strategic alternative.

        During fiscal 2009 we sold three sports optics brands for gross proceeds of $15 million. The cash generated from the sale of these brands completely paid down the Company's domestic credit facility. As of the date of this 10-K, the Company's credit facility balance was $0 and the Company held approximately $9 million in cash. The Company believes that it has sufficient liquidity to execute on its turnaround plans and support its operations. The Company's restructuring plans include implementation of headcount reductions, and reductions in corporate overhead and manufacturing costs. However, no assurance can be given that the Company's liquidity will be sufficient to meet the Company's cash flow needs for the next 12 months.

        During fiscal 2008, we announced the engagement of the investment bank R.W. Baird for the purpose of assessing strategic alternatives, including a potential sale of the Company and/or its assets. We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Company's stock. We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In fact, if we are unable to restructure the Company pursuant to our current operating plan and if we are unable to identify a viable strategic alternative, we may be unable to continue as a going concern. Further, in pursuit of the highest value for shareholders, our Board of Directors also may consider alternatives that include a liquidation of our assets and resulting cash distribution per share after payment of outstanding liabilities. In such case, any per- share cash liquidation distribution could be less than the purchase price per share that stockholders may have paid for their Company securities.

2.
Our failure to comply with any of the financial covenants in our credit facilities or other debt agreements could have a material adverse impact on our business.

        We depend on operating cash flow and availability under our bank lines of credit, both in the United States and Europe, to provide short-term liquidity. For the years ended February 29, 2008 and February 28, 2007, we incurred significant operating and net losses in our U.S. operations which diminished the availability under our U.S. credit agreement and consumed a significant portion of our net assets. Continued operating losses could adversely affect our ability to maintain required financial covenants under our various debt agreements. Due to operating losses over the past several years, we have, several times, renegotiated the financial covenants contained in our U.S. credit agreement. In addition, at times the Company has been in default with respect to the U.S. credit agreement, including as of February 29, 2008. In the past, the Company has negotiated amendments to the credit agreement related to the financial covenants, and such defaults were waived by the lender. Although we were in compliance with our financial covenants at February 29, 2008, the receipt of an opinion from our registered public accounting firm expressing substantial doubt about our ability to continue as a going concern constitutes a technical default under our bank agreement. While our first quarter results for fiscal 2009 have not been finalized, we expect that we will not meet our financial covenants for the first quarter and would have been in default under the terms of its credit facility, notwithstanding the default event due to the opinion from our independent auditors. We are working with our lender on a potential amendment to our agreement to cure this technical default. There can be no guarantee that such amendments may be obtained as of February 29, 2008. Our restructuring plans include implementation of headcount reductions, corporate overhead and manufacturing costs. There can be no assurance that the restructuring will generate sufficient savings to prevent further defaults or drains on liquidity.

        If financial covenants are not maintained or an amendment is not received, our creditors will have the option to require immediate repayment of all outstanding debt under the related debt agreements. In such an event, we may again be required to renegotiate certain terms of these agreements, obtain waivers from our creditors, look for additional sources of liquidity such as equity financings or obtain new debt agreements with other creditors, which may contain less favorable terms. We can not assure that such additional sources of capital will be available on reasonable terms, if at all. If we are unable to renegotiate acceptable terms, obtain necessary waivers or secure new debt or equity financing, this could have a material adverse effect on our business, results of operations and financial condition.

3.
We rely on independent contract manufacturers and, as a result, we are exposed to potential disruptions in product supply.

        All of our consumer optics products with retail prices under $500 are currently manufactured by independent contract manufacturers, principally located in China. We do not have long-term contracts with our Asian manufacturers, and we compete with other consumer optics companies for production facilities. We have experienced, and continue to experience, difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines and increased manufacturing costs. Some manufacturers in China are facing labor shortages and wage inflation as migrant workers seek better wages and working conditions. In addition, the general increase in commodity prices has increased production costs for our manufacturers. If these trends continue, our current manufacturers' operations could be adversely affected.

        If any of our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products to our customers that are consistent with our standards or the manufacture of our products is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

4.
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

5.
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

6.
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

7.
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

8.
Our business and the success of our products could be harmed if we are unable to maintain our brand image.

        Our principal brands include Meade®, Bresser®, and Coronado®. If we are unable to timely and appropriately respond to changing consumer demand, our brand names and brand images may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider these brands to be outdated or undesirable. If we fail to maintain and develop our principal brands, our sales and profitability will be adversely affected.

9.
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

10.
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

11.
We depend upon a relatively small group of customers for a large portion of our sales.

        During fiscal 2008 and 2007, net sales to our ten largest customers accounted for approximately 54% and 49%, of total net sales, respectively. During the fiscal year 2008 and 2007 our top two customers accounted for approximately 33% and 30%, respectively. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

12.
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

13.
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

14.
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

15.
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

16.
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

17.
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

18.
Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.

        We use trademarks on virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying the Company and in distinguishing our goods from the goods of others. We consider our Meade®, Bresser®, and Coronado® trademarks and brand names to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks and trade names, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of utility patents and design patents covering components and features used in many of our telescope, riflescope, binocular and other products. We believe our success depends more upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable as critical contributors to our business.

19.
We are exposed to potential risks from legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

        We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management's time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). We are a non-accelerated filer and are in the process of documenting and evaluating our systems of internal control. We are required to assess our compliance with Section 404 for the year ending February 29, 2008. We believe we have devoted the necessary resources, including additional internal and supplemental external resources, to support our assessment. However, if in the future, we identify one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

20.
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

Item 2.    Properties

        During fiscal 2008, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease has an expiration date of September 30, 2012 and is renewable at the Company's option for one additional five-year term. During fiscal 2007 and a portion of fiscal 2008, the Simmons Outdoor operation had leased a 96,000 square foot distribution facility in Thomasville, Georgia that included 6,000 square feet of office space. The Simmons Outdoor facility lease expired in December 2007 and was not renewed. The Company also leases two approximately 50,000 square foot manufacturing and assembly plants in Tijuana, Mexico. One Tijuana lease expires in 2010 with two, five-year options remaining. The second expires on November 30, 2008 with annual renewal options. The Company owns a 44,000 square foot office and distribution facility in Rhede, Germany. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and suitable for the operations involved. However, due to the recent restructuring and relocation of manufacturing operations, the Company also believes that it has excess space in its Irvine, California facility. The Company is reviewing its options regarding this space.

Item 3.    Legal Proceedings

        On May 23, 2007, the Company reached a preliminary settlement in relation to its class action law suits with Grecian v. Meade Instruments Corp., et al, and Barclay v. Diebel, et al. The preliminary settlement includes corporate governance reforms and an award to the class, from which plaintiff's attorneys fees and administrative costs would be paid. We represent that the monetary portion of the proposed settlement was covered by our director and officer liability insurance.

        Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the Nasdaq Global Market under the symbol "MEAD". The high and low sales prices on a per share basis for the Company's common stock during each quarterly period for the fiscal years ended February 29, 2008 and February 28, 2007 were:

Year Ended February 29, 2008	High	Low
Fourth quarter	$1.68	$1.13
Third quarter	$2.13	$1.18
Second quarter	$2.54	$1.91
First quarter	$2.58	$2.03

Year Ended February 28, 2007	High	Low
Fourth quarter	$3.10	$1.90
Third quarter	$2.30	$1.67
Second quarter	$2.88	$2.10
First quarter	$3.15	$2.60

        The reported closing sales price of the Company's common stock on the Nasdaq Global Market on May 21, 2008 was $1.35. As of May 21, 2008, there were 111 holders of record of the Company's common stock.

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

Equity Compensation Plan Information

        The following table provides information as of February 29, 2008 with respect to shares of Meade common stock that may be issued under the Company's various equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	2,155,000	$3.01	2,594,396

Item 6.    Selected Financial Data

        As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in "Risk Factors" and elsewhere in this Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-K after the date of this Form 10-K, except as required by law.

Company Overview and Recent Developments

        Meade Instruments Corp. is engaged in the design, manufacture, marketing and sales of consumer optics products, primarily telescopes and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes have historically been manufactured and assembled in our U.S. and Mexico facilities. During the third quarter of fiscal 2008, we announced the closure of our U.S. manufacturing operations and the transition of high-end telescope production to our Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of three primary locations: Irvine, California; Tijuana, Mexico; and Rhede, Germany. Our California facility serves as the Company's corporate headquarters and U.S. distribution center; our Mexico facilities perform manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our Germany location is primarily engaged in the distribution of our finished products in Europe. Our business is highly seasonal and our financial results vary significantly on a quarter-by-quarter basis throughout each year.

        We believe that the Company holds valuable brand names and intellectual property that provides us with a competitive advantage in the marketplace. The Meade brand name is ubiquitous in the consumer telescope market, while the Coronado brand name represents a unique niche in the area of solar astronomy. Our Bresser® brand covers a variety of optical and other products and is primarily recognized in Europe. During fiscal 2009 we sold our Simmons, Weaver and Redfield sports optics brands for gross proceeds of $15 million.

        The Company hired a new chief executive officer in May 2006 with extensive experience in turnaround situations in an effort to restructure the Company and return it to profitability after two years of financial losses. In the ensuing 12 months, the Company replaced a significant number of its executives, including its senior officer over operations and its chief financial officer. The Company embarked on a number of initiatives to resolve supply chain constraints, to reduce the Company's cost structure, to reduce the number of SKUs and required level of inventory, and to increase investment for new product innovations and introductions.

        During the fiscal year ended February 28, 2007, our results were negatively impacted by the closure and consolidation of four U.S. facilities into one, related headcount reductions and severance costs, aggressive reductions in inventory, and legal and accounting fees associated with the Company's restatement of historical results due to errors in accounting for stock options and deferred rent. During fiscal 2008, our results have been negatively impacted by further headcount reductions and severance costs and further reductions in inventory. However, the overall turnaround of the Company is a continuing effort, and we will continue to evaluate long-term opportunities to further reduce our cost structure; these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current consolidated financial statements.

        In August 2007, we completed a private placement of 3.1 million shares of the Company's common stock for gross proceeds of $5.8 million that improved the Company's liquidity. However, due to the seasonality of the Company's business, we continue to rely on our domestic credit facility to meet much of our liquidity needs. While the Company was in compliance with the restrictive covenants in the credit facility agreement as of the end of fiscal 2008, from time to time in recent history the Company has not been in compliance with certain of the restrictive covenants. While we have historically been able to obtain amendments and/or waivers from our lender, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that we will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, we may need to raise funds to repay our lender and there can be no assurance that such funds will be available.

        In addition, during the third quarter of fiscal 2008, our Board of Director's formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. During the first quarter of fiscal 2009, we sold our Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. The exploration of strategic alternatives has been ongoing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

        The Company's consolidated financial statements for the fiscal year ended February 29, 2008 were prepared assuming the Company would continue as a going concern; however, the Company's recurring losses and accumulated deficit raise substantial doubts about its ability to continue as a going concern. The Company's ability to continue as a going concern is in doubt as a result of a declining sales trend, recurring losses from operations and accumulated deficit and is subject to the Company's ability to increase revenue, restructure the Company by significantly reducing its cost structure and/or consummating a strategic transaction.

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to assist users in fully understanding and evaluating the Company's reported financial results include the following:

Revenue Recognition

        The Company's revenue recognition policy complies with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company's estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company's products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management's estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management's estimates depending on actual market conditions at the time of the return.

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

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits. At both the adoption date of March 1, 2007 and as of February 29, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of February 29, 2008, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

        The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of net sales for the periods indicated.

	Fiscal Years Ended
	February 29, 2008	February 28, 2007
Net sales	100.0%	100.0%
Cost of sales	86.4	82.8

Gross profit	13.6	17.2
Operating expenses:
Selling expenses	13.1	17.4
General and administrative expenses	11.9	14.9
Restructuring costs	0.4	—
ESOP contribution expense	0.2	0.3
Research and development expenses	1.9	1.8
Goodwill impairment	1.6	—

Total operating expenses	29.1	34.4

Loss from operations	(15.5)	(17.2)
Interest expense	1.3	0.8

Loss before income taxes	(16.8)	(18.0)
Provision for income taxes	1.1	0.9

Net loss	(17.9)%	(18.9)%

        The following table summarizes our net sales by product category.

	Fiscal Years Ended
	February 29, 2008	February 28, 2007
Telescopes & related products	$54.5	$60.4
Riflescopes	12.8	21.5
Binoculars	15.0	10.7
Other	16.2	8.9

Net sales	$98.5	$101.5

Fiscal 2008 Compared to Fiscal 2007

        Net sales decreased to $98.5 million in fiscal 2008 from $101.5 million in fiscal 2007, a decrease of 3%. The decrease in revenue in fiscal 2008 from 2007 is due to several factors. First, Discovery Channel Stores, formerly one of the Company's top customers, announced during the first quarter of 2008 that it was closing all of its retail locations. Net sales to the Discovery Channel Stores decreased from $5.1 million in fiscal 2007 to $0.6 million in fiscal 2008. Second, the Company shut down its U.S. manufacturing operations during the third quarter of Fiscal 2008 and transferred those operations to Mexico, which constrained the supply of higher-end telescope products during the latter portion of the year. Third, the telescope category increasingly competes with other forms of entertainment. However, management believes that as the Company introduces new and innovative products into the telescope markets (some of which are slated for introduction during fiscal 2009) that demand for some of the Company's products may be stimulated. Management believes that demand for the Company's less-expensive telescope and binocular products can be enhanced with new product introductions, targeted marketing and competitive pricing.

        Gross profit decreased from $17.5 million (17.2% of net sales) in fiscal 2007 to $13.4 million (13.6% of net sales) in fiscal 2008, a decrease of 3.6 percentage points. The decrease in gross profit margin was largely due to over $4 million in inventory write-downs, most of which was recognized during the third quarter of fiscal 2008. During the third quarter of fiscal 2008, the Company announced a restructuring that involved the closure of its manufacturing operations in Irvine, California, where the Company had been performing manufacturing and assembly of high-end telescopes. Production previously done in Irvine, California has now been transferred to the Company's manufacturing facilities in Tijuana, Mexico. In conjunction with this restructuring, the Company determined that it would eliminate certain SKUs as a means of streamlining operations and increasing efficiency and at the same time determined that certain parts in inventory would not be physically moved to other locations and would be scrapped. The write down of inventory was largely related to these decisions. In addition, during the 2008 fiscal year, the Company sold certain inventory at lower margins as part of the Company's ongoing campaign to reduce inventory levels. The Company also experienced an increase in warranty claims for which it adjusted its reserve for warranties accordingly.

        Selling expenses decreased from $17.6 million (17.4% of net sales) in fiscal 2007 to $12.9 million (13.1% of net sales) in fiscal 2008, a decrease of 4.3 percentage points. This decrease was largely due to lower headcount costs in both the sales and marketing groups of approximately $1.3 million due to the Company's restructuring; reduced spending for advertising and promotions of approximately $0.8 million; and $0.7 million of lower bad debt expenses. The balance of the decrease was due to savings related to the facility consolidation that occurred in fiscal 2007.

        General and administrative expenses decreased from $15.2 million (14.9% of net sales) in fiscal 2007 to $11.7 million (11.9% of net sales) in fiscal 2008. The decrease in general and administrative expenses was primarily due to two factors. First, compensation costs decreased $1.3 million over the prior year due to the headcount reductions and the consolidation of facilities that occurred in fiscal 2007 and 2008. Second, fiscal 2007 included approximately $1 million in non-recurring legal and accounting fees associated with the prior year's restatements of the Company's consolidated financial statements; these costs did not recur in fiscal 2008. The balance of the decrease was due to other savings related to the facility consolidation that occurred in fiscal 2007.

        ESOP related expenses are non-cash charges related to the Company's common shares that reside within the ESOP that are allocated to participants. Changes in this expense are principally due to changes in the average market value of the Company's common stock. The non-cash ESOP contribution expense may fluctuate as the number of shares allocated and the market value of the Company's common stock changes.

        Research and development expenses increased slightly from approximately $1.8 million in fiscal 2007 and to approximately $1.9 million in fiscal 2008, as the Company continued to invest in new product development at a relatively constant rate.

        At February 29, 2008, the Company completed its evaluation of goodwill in accordance with SFAS 142 with the assistance of an independent third party valuation firm. The Company revised its long-term forecast due to certain asset sales, generally lower revenue and cash flow expectations due to the recessionary pressures facing the U.S. economy and the discretionary nature of the Company's products and other specific knowledge of some of its customer's plans for the coming year. The analysis resulted in the Company's determination that the goodwill associated with the Meade U.S. reporting unit was fully impaired. The Company recorded a goodwill impairment charge of approximately $1.6 million as of February 29, 2008.

        Interest expense increased $0.5 million due to higher debt balances and fees related to amendments to its domestic revolving line of credit.

        The tax provision was $1.1 million on consolidated pre-tax losses of $16.6 million for fiscal 2008. The tax provision relates almost exclusively to the Company's distribution subsidiary located in Germany. The tax provision for fiscal 2008 was driven in part by a reduction in the Company's tax rate in Germany from 38% to 26%, which resulted in a revaluation of the Company's deferred tax liabilities in Germany. In addition, during fiscal 2008 the Company sold an excess building and land located in Germany. The deferred tax liability associated with the building and land was reversed through the tax provision in conjunction with the sale. The Company did not recognize any tax benefits on its domestic pre-tax losses due to the uncertainty of realizing those benefits in accordance with SFAS 109.

Liquidity and Capital Resources

        The Company's consolidated financial statements for the fiscal year ended February 29, 2008 were prepared assuming the Company would continue as a going concern; however, the Company's recurring losses and accumulated deficit raise substantial doubts about its ability to continue as a going concern. The Company's ability to continue as a going concern is a result of a declining sales trend, recurring losses from operations and accumulated deficit and is subject to the Company's ability to increase revenue, restructure the Company by significantly reducing its cost structure and/or consummating a strategic transaction.

        The Company incurred net losses of $17.7 million and $19.2 million in the years ended February 29, 2008 and February 28, 2007, respectively. Net sales during fiscal 2008 decreased approximately 3% from fiscal 2007 levels. For the fiscal year 2008, sales were negatively affected by the loss of the Discovery Channel Stores, which had been a key customer in fiscal 2007.

        During the year ended February 29, 2008, the Company funded its operations principally by borrowing on its bank lines of credit, net proceeds of approximately $5.8 million from a private placement of 3,157,895 shares of its common stock and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by losses for the period and an increase in inventories. The increase in inventories from the prior year is due to improvements in the Company's supply chain of riflescope and foreign-sourced and domestically produced telescopes, as well as new products.

        The Company had $4.3 million in cash at February 29, 2008 compared with $4.0 million at February 28, 2007. The Company's cash is swept on a daily basis to pay down the Company's bank lines of credit. The Company utilizes its availability on its bank lines of credit to fund operations. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 29, 2008 was approximately $2.7 million. During fiscal 2008, operations used approximately $10.9 million in cash, offsetting $5.8 million in net proceeds from a private placement of 3,157,895 shares of the Company's common stock and $5.1 million of net borrowings on its bank lines of credit. Excluding the Company's write-down of approximately $4.0 million, inventories increased approximately $2.2 million due to the Company's improvements in the Company's supply chain of riflescope and foreign-sourced and domestically produced telescopes, as well as the Company's new products. Inventories at February 29, 2008 were $23.5 million compared to $25.3 million at February 28, 2007—the lowest level at a year-end reporting period since February 28, 1999. Overall inventory turns increased to 3.5 times during fiscal 2008 compared with 2.8 times during fiscal 2007. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

        Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009. The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. The Company's U.S. credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. Amounts outstanding under the U.S. revolving loan bear interest at the bank's base rate (or LIBOR rate) plus applicable margins (8% at February 29, 2008).

        On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment made the following key changes to the U.S. credit agreement: (1) extended the expiration date to September 30, 2009; (2) reduced the facility to $30,000,000; (3) adjusted the pricing grid based on the Company's calculated fixed charge coverage ratio; (4) removed the $4 million reserve previously established in the Fifth Amendment; (5) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) required payment of an intercompany loan to the Company's European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) established prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants. The Company repaid its intercompany loan of approximately $2,000,000 in July 2007.

        During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007, the Company obtained a 30-day waiver from its lender related to this covenant. On November 16, 2007, the Company executed the Twelfth Amendment to Amended and Restated Credit Agreement (the "Twelfth Amendment"). The Twelfth Amendment made the following key changes to the U.S. credit agreement: (1) reduced the facility to $25 million; (2) adjusted the pricing grid based on the Company's financial performance; (3) established a $0.5 million reserve against the borrowing base with provisions for a reduction in the reserve for meeting future covenants; (4) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis for the next twelve months and a rolling four quarter basis thereafter and set minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning in February 2009; and (5) allowed for inter-company debt between the Company and its European subsidiary subject to certain limits and conditions. Under the Twelfth Amendment, Bank of America, N.A. also waived the Company's non-compliance with the minimum EBITDA covenant under the credit agreement as of August 31, 2007. As a result, the Company became in compliance with the financial covenants of the credit agreement. During the fourth quarter of fiscal 2008, the Company entered into the Thirteenth Amendment to Amended and Restated Credit Agreement, which modified the terms of intercompany debt between the Company and its European subsidiary.

        Subsequent to fiscal 2008 the Company sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. In connection with this sale, the Company executed the Fourteenth and Fifteenth Amendments to Amended and Restated Credit Agreement, which released the security interest of Bank of America, N.A.'s in the collateral that was sold. These Amendments had the effect of reducing the facility to $15 million.

        As of February 29, 2008 the Company was in compliance with its financial covenants. For reasons described above, the Company received an opinion from its independent auditors raising substantial doubts about the Company's ability to continue as a going concern. This constitutes a technical default under the U.S. credit agreement. While the Company is working with its lender to amend the covenants and cure the default, there can be no assurance that such amendments will be made.

        In the event the Company's plans require more capital than is presently anticipated, or in the event the Company requires amendments to the covenants or other terms and conditions of the credit agreement that it is unable to secure from its bank, additional sources of liquidity such as debt or equity financings will be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow, net proceeds from asset sales and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

        During the third quarter of fiscal 2008, the Company announced that the Board of Director's had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Subsequent to fiscal 2008 and in the first quarter of fiscal 2009, the Company announced that it had sold its Weaver and Redfield sport optics brands for gross proceeds of $8 million. However, the review of strategic alternatives is continuing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

        Capital expenditures, including financed purchases of equipment, aggregated $0.9 million and $0.4 million for the years ended February 29, 2008 and February 28, 2007, respectively. The Company had no material capital expenditure commitments at February 29, 2008.

        In 2005, the Company's European subsidiary purchased a building for cash of approximately €1.5 million (approximately $1.8 million at that date). The approximately 44,000 sq. ft building, located in Rhede, Germany, is being used as office and warehouse space. In addition to an already existing long-term loan with its bank ("European term loan No. 1") the European subsidiary obtained a €1.4 million (approximately $2.2 million at February 29, 2008) long-term loan commitment ("European term loan No. 2") toward the purchase of the building. European term loan No. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately €11,500 (approximately $17,396 USD at February 29, 2008) for ten years. On September 9, 2005, the European subsidiary drew down the €1.4 million European term loan No. 2 (approximately $1.7 million at that date).

        The European subsidiary renegotiates the terms of its short-term revolving lines on an annual basis. Currently, the European line is €0.5 million (approximately $0.8 million at February 29, 2008) increasing to a maximum of €9 million (approximately $13.6 million at February 29, 2008) during Fiscal 2009. The line bears interest at EURIBOR plus 2%. The aforementioned lines of credit are provided on the condition that the intercompany loan of $3.5 million be repaid to the Company's European subsidiary. The Company plans on repaying substantially all of the intercompany loan during the first two quarters of Fiscal 2009. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of €2.6 million (approximately $3.9 million at February 29, 2008); and require a minimum capitalization of €3.5 million (approximately $5.3 million at February 29, 2008) at the subsidiary.

        Contributions to the Company's Employee Stock Ownership Plan ("ESOP") are accounted for as a contribution expense on the Company's statement of operations and are accrued quarterly based upon the expected annual contribution amount. As quarterly contributions are accrued, the corresponding number of shares is added to the Weighted Average Common Shares Outstanding and Unearned ESOP Shares on the Company's Balance Sheet are reduced. The ESOP uses the contributions to repay amounts due on the ESOP Loan. The ESOP contribution expense is a net non-cash charge which is added back to net income to arrive at cash flows provided by operating activities. As the Company makes these non-cash contributions to the ESOP to fund the repayment of the ESOP Loan, the Company will realize cash tax savings equal to the product of the tax basis of the contributions, multiplied by the applicable statutory tax rates in effect at the time.

Inflation

        The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in fiscal 2009 and beyond.

New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 beginning in its fiscal year 2008. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 159 in fiscal 2009 to have a material impact on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations once adopted on March 1, 2009, but the effect will be dependent upon acquisitions after that date.

        In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed "noncontrolling interests." SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.

Forward-Looking Information

        The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company's ability to expand the markets for telescopes, binoculars, and other optical products; the Company's ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company's ability to increase production of its high-end products and stimulate demand for those products; the Company's ability to overcome intense competition in its low-end products and increase demand for those products; the Company's ability to further develop its wholly owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company's ability to further develop the business of its European subsidiary; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that its contingent liabilities will not have a material effect on the Company's financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise into markets outside its core consumer markets; the Company's expectations that certain new accounting pronouncements will not have a material impact on the Company's results of operations or financial position; the Company's ability to execute on a strategic alternative transaction and or/ restructuring opportunity; and the Company's expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table (in thousands of dollars, except per share amounts) presents unaudited financial results for each of the eight fiscal quarters in the two years ended February 29, 2008. The Company believes that all necessary adjustments have been included to state fairly the quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Net sales	$17,621	$16,194	$51,441	$13,283
Cost of sales	15,790	13,898	42,789	12,658

Gross profit	1,831	2,296	8,652	625
Selling expenses	2,251	2,917	5,001	2,754
General and administrative expenses	2,839	2,712	2,383	3,774
Restructuring costs	—	—	365	—
ESOP expenses	69	66	57	43
Research and development expenses	448	561	437	441
Goodwill impairment	—	—	—	1,593

Operating income (loss)	(3,776)	(3,960)	409	(7,980)
Interest expense	94	231	555	420

Loss before income taxes	(3,870)	(4,191)	(146)	(8,400)
Provision (benefit) for income taxes	335	(173)	1,476	(524)

Net loss	$(4,205)	$(4,018)	$(1,622)	$(7,876)

Net loss per share—basic and diluted	$(0.21)	$(0.20)	$(0.07)	$(0.34)

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share amounts)
Net sales	$18,745	$18,585	$48,498	$15,707
Cost of sales	15,297	15,674	38,189	14,905

Gross profit	3,448	2,911	10,309	802
Selling expenses	3,359	4,423	5,502	4,362
General and administrative expenses	3,044	3,994	3,866	4,269
ESOP expenses	78	72	79	73
Research and development expenses	327	379	467	667

Operating income (loss)	(3,360)	(5,957)	395	(8,569)
Interest expense	99	116	277	311

Income (loss) before income taxes	(3,459)	(6,073)	118	(8,880)
Provision (benefit) for income taxes	117	(140)	1,299	(388)

Net loss	$(3,576)	$(5,933)	$(1,181)	$(8,492)

Net loss per share—basic and diluted	$(0.18)	$(0.30)	$(0.06)	$(0.43)

        Quarterly results can be affected by a number of factors including the timing of orders, production delays or inefficiencies, and raw materials availability.

Item 9.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        The Company's management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

        The Company's Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

        In connection with the evaluation, during the quarter ended November 30, 2007, the Company identified a material weakness in its internal control over work-in-process inventory. The material weakness was the result of a combination of inadequate procedures and inventory tracking systems related to the timely closure of work orders. The Company believes that the weakness was remediated prior to the fiscal year end at February 29, 2008 by the implementation of improved procedures and reporting. The Company completed an internal review of work-in-process inventory during the fourth quarter ended February 29, 2008.

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

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain biographical information required by this Item with respect to our executive officers is set forth in Item 1, Business. Other required information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

Item 11.    Executive Compensation

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

Page
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at February 29, 2008 and February 28, 2007	F-2
	Consolidated Statements of Operations for each of the two years in the period ended February 29, 2008	F-3
	Consolidated Statement of Stockholders' Equity for each of the two years in the period ended February 29, 2008	F-4
	Consolidated Statements of Cash Flows for each of the two years in the period ended February 29, 2008	F-5
	Notes to Consolidated Financial Statements	F-6
2.	Financial Statement Schedule: For each of the two years in the period ended February 29, 2008—II—Valuation and Qualifying Accounts
3.	Exhibits included or incorporated herein: See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Meade Instruments Corp.

        We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. and subsidiaries as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in Item 15. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 29, 2008 and February 28, 2007 and the consolidated results of its operations and its cash flows for the year ended February 29, 2008 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        Also as described in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's declining revenues, recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOSS ADAMS LLP

Irvine, CA

June 13, 2008

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 29, 2008	February 28, 2007
ASSETS
Current assets:
Cash	$4,301	$4,048
Accounts receivable, less allowance for doubtful accounts of $607 in 2008 and $1,048 in 2007	8,424	12,445
Inventories, net	22,659	25,289
Prepaid expenses and other current assets	556	443

Total current assets	35,940	42,225
Goodwill	1,548	3,141
Acquisition-related intangible assets, net	4,346	4,682
Property and equipment, net	3,717	4,851
Other assets, net	241	230

	$45,792	$55,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$5,877	$860
Accounts payable	6,650	8,551
Accrued liabilities	5,770	6,810
Income taxes payable	450	1,415
Current portion of long-term debt and capital lease obligations	213	200

Total current liabilities	18,960	17,836

Long-term debt and capital lease obligations	936	1,186
Deferred income taxes	1,258	1,436
Deferred rent	42	195
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,316 and 20,086 shares issued and outstanding at February 29, 2008 and February 28, 2007, respectively	233	201
Additional paid-in capital	51,283	45,104
Retained deficit	(28,828)	(11,096)
Deferred stock compensation	(93)	(148)
Accumulated other comprehensive income	2,708	1,580

	25,303	35,641
Unearned ESOP shares	(707)	(1,165)

Total stockholders' equity	24,596	34,476

	$45,792	$55,129

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	February 29, 2008	February 28, 2007
Net sales	$98,539	$101,535
Cost of sales	85,135	84,065

Gross profit	13,404	17,470
Selling expenses	12,923	17,646
General and administrative expenses	11,708	15,173
Restructuring Costs	365	—
ESOP contribution expense	235	302
Research and development expenses	1,887	1,840
Goodwill impairment	1,593	—

Operating loss	(15,307)	(17,491)
Interest expense	1,300	803

Loss before income taxes	(16,607)	(18,294)
Provision for income taxes	1,114	888

Net loss	$(17,721)	$(19,182)

Net loss per share—basic and diluted	$(0.81)	$(0.98)

Weighted average common shares outstanding—basic and diluted	21,841	19,608

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive (Loss)
			Additional Paid-In Capital		Deferred Compensation	Retained Earnings	Unearned ESOP Shares
	Shares	Amount						Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 28, 2006	20,004	$200	$44,890	$682	$(507)	$8,086	$(1,623)	$51,728
Release of ESOP shares	—	—	(156)	—	—	—	458	302
Vested restricted stock	82	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	—	—	(193)	—	193	—	—	—
Stock option compensation	—	—	564	—	—	—	—	564
Amortization of restricted stock	—	—	—	—	166	—	—	166
Comprehensive income (loss):
Currency translation adjustment	—	—	—	898	—	—	—	898
Net loss	—	—	—	—	—	(19,182)		(19,182)

Total comprehensive loss	—	—	—	—	—	—	—	(18,284)

BALANCE AT FEBRUARY 28, 2007	20,086	201	45,104	1,580	(148)	(11,096)	(1,165)	34,476
Release of ESOP shares	—	—	(224)	—	—	—	458	234
Private placement of common stock	3,158	32	5,787	—	—	—	—	5,819
Vested restricted stock	72	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(163)	—	163	—	—	—
Stock option compensation	—	—	551	—	—	—	—	551
Issuance of restricted stock	—	—	228	—	(228)	—	—	—
Amortization of restricted stock	—	—	—	—	120	—	—	120
FIN 48 Adjustment	—	—	—	—	—	(11)	—	(11)
Comprehensive income (loss):
Currency translation adjustment	—	—	—	1,128	—	—	—	1,128
Net loss	—	—	—	—	—	(17,721)	—	(17,721)

Total comprehensive loss	—	—	—	—	—	—	—	(16,628)

BALANCE AT FEBRUARY 29, 2008	23,316	$233	$51,283	$2,708	$(93)	$(28,828)	$(707)	$24,596

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net loss	$(17,721)	$(19,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory impairment	3,376	—
Goodwill impairment	1,593	—
Depreciation and amortization	1,614	1,869
ESOP contribution	234	302
Allowance for doubtful accounts	(469)	543
Deferred income taxes	(161)	—
Stock-based compensation	551	564
Deferred rent amortization	(153)	(27)
Loss on disposal of fixed assets	320	29
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,057	4,263
Inventories	(107)	9,523
Prepaid expenses and other current assets	(101)	(46)
Other assets	(154)	247
Accounts payable	(2,095)	2,519
Accrued liabilities	(1,260)	875
Income taxes payable	(1,477)	1,150

Net cash (used in) provided by operating activities	(10,953)	2,629

Cash flows from investing activities:
Proceeds from sale of building and land	1,142	—
Capital expenditures	(891)	(443)
Contingent acquisition consideration	—	(1,026)

Net cash provided by (used in) investing activities	251	(1,469)

Cash flows from financing activities:
Net proceeds from private placement of common stock	5,811	—
Payments on long-term debt	(393)	(1,488)
Net borrowings (payments) under bank lines of credit	5,016	(3,369)
Payments under capital lease obligations	(20)	(28)

Net cash provided (used in) by financing activities	10,414	(4,885)

Effect of exchange rate changes on cash	541	184

Net increase (decrease) in cash	253	(3,541)

Cash at beginning of year	4,048	7,589

Cash at end of year	$4,301	$4,048

Supplemental disclosures of cash flow information:
Interest paid	$1,392	$803
Income taxes	$2,071	$778

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Operations

        Meade Instruments Corp. (the "Company"), a Delaware corporation, is a multinational consumer and industrial optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, microscopes, night vision and other consumer optical products. The Company has operations in the United States, Germany, Mexico and China.

2. Liquidity

        The Company's financial statements for the fiscal year ended February 29, 2008 were prepared assuming the Company would continue as a going concern; however, the Company's recurring losses and accumulated deficit raise substantial doubts about its ability to continue as a going concern. The Company's ability to continue as a going concern is in doubt as a result of a declining sales trend, recurring losses from operations and accumulated deficit and is subject to the Company's ability to increase revenue, restructure the Company by significantly reducing its cost structure and/or consummating a strategic transaction.

        The Company incurred a net loss of $17.7 million in the fiscal year ended February 29, 2008 after incurring a net loss of $19.2 million in the prior fiscal year. These losses were largely driven by decreases in revenues and gross margins. Revenue during the fiscal 2008 was negatively affected by the loss of a significant customer, Discovery Channel Stores, which announced early in the year that it was closing its retail mall operations. Revenue in the 2007 fiscal year was negatively affected by a lack of supply of riflescopes. In addition, the Company's largest competitor in the telescope market is owned by a China based manufacturer that can offer very competitively priced products. This competition has put particular pressure on the Company's revenue and margins for high-end telescopes. Gross margins have decreased due to the reduced sales volume (not covering fixed manufacturing costs), the aggressive inventory rationalization and SKU reduction initiatives undertaken by management. Operating margins have also suffered due to costs related to facility closures and non-recurring legal, audit and consulting fees related to stock options, litigation and severance in fiscal 2007.

        During fiscal 2009 we sold three sports optics brands for gross proceeds of $15 million. The cash generated from the sale of these brands completely paid down the Company's domestic credit facility. As of the date of this 10-K, the Company's credit facility balance was $0 and the Company held approximately $9 million in cash. The Company believes that it has sufficient liquidity to execute on its turnaround plans and support its operations. The Company's restructuring plans include implementation of headcount reductions, and reductions in corporate overhead and manufacturing costs. However, no assurance can be given that the Company's liquidity will be sufficient to meet the Company's cash flow needs for the next 12 months. In addition, the Company is not able to estimate the potential costs associated with the restructuring.

        Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009. However, the Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. The Company's U.S. credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. In addition, the opinion of our independent auditors expresses significant doubt about the Company's ability to continue as a going concern which represents an automatic default under the terms of the Company's bank line of credit. While the Company is working with its lender to reset covenants and cure this default, there can be no guarantee that such default will be cured.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Liquidity (Continued)

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

        In addition, during the third quarter of fiscal 2008, the Company announced that the Board of Director's had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Subsequent to fiscal 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. However, the review of strategic alternatives is continuing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

3. Restructuring and Inventory Write Downs

        During the third quarter of fiscal 2008, the Company announced a restructuring that involved the closure of the Company's manufacturing operations in Irvine, California; transfer of these production activities to the Company's manufacturing facility in Tijuana, Mexico; a reduction in the number of SKUs offered by the Company as a means of streamlining its manufacturing operations; and a significant reduction in headcount in the Company's Irvine, California location. In connection with this, the Company recognized $0.4 million in restructuring costs in the third quarter that relate exclusively to the severance costs incurred in accordance with SFAS 146. Most of the restructuring costs were paid during the fourth quarter of fiscal 2008 or first quarter of fiscal 2009.

        In addition to the restructuring charge, the Company also recognized inventory write downs of approximately $4.0 million in cost of goods sold. Approximately $0.5 million of the write down occurred in the normal course of the Company analyzing its inventory position relative to historical and projected usage of inventory. The additional write down of $3.5 million relates primarily to the Company's decision to reduce the number of SKUs and close down manufacturing operations, including decisions to scrap rather than transfer certain material to the new manufacturing locations.

4. Summary of Significant Accounting Policies

Basis of presentation and consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and all of its subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

Revenue recognition

        The Company's revenue recognition policy complies with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company's estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company's products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management's estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management's estimates depending on actual market conditions at the time of the return.

Foreign currency

        The assets and liabilities of the Company's foreign operations are translated at end of period exchange rates for the Euro. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity as a component of accumulated other comprehensive income. The effects of foreign currency transactions denominated in a currency other than its foreign entities' functional currency are included in general and administrative expenses. Foreign currency exchange gains included in general and administrative expenses were approximately $0.2 million in the year ended February 28, 2007. There were no net foreign currency exchange gains or losses included in general and administrative expenses for the year ended February 29, 2008.

Allowance for doubtful accounts

        Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of the Company's customers were to deteriorate to the point of impairing the customer's ability to make payments on its account, additional allowances may be required. While credit losses have historically been within management's expectations and the provisions established significant deterioration in the liquidity or financial position of any of the Company's major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Inventories

        Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company's products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Historically, the net realizable value of the Company's inventories has been within management's estimates. However, if the Company is not able to meet its sales expectations; or if market conditions deteriorate significantly from management's estimates, reductions in the net realizable value of the Company's inventories could have a material adverse impact on future operating results.

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

Goodwill and acquisition-related intangible assets

        The Company accounts for goodwill and acquisition related intangible assets in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS No. 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.

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

        The Company's reporting units for purposes of applying the provisions of SFAS 142 are Meade Europe and Meade U.S. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows and other available market data. The Company determined that the Goodwill relating to Meade U.S. was fully impaired and recorded a goodwill impairment of $1.6 million in the fourth quarter of the fiscal year ended February 29, 2008.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

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

Income taxes

        The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company's tax reporting period ends the last day of February.

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

Shipping and handling costs

        The Company records shipping and handling costs in selling expenses. For the years ended February 29, 2008 and February 28, 2007, the Company incurred shipping and handling costs of $4.4 million and $5.6 million, respectively.

Advertising

        The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 29, 2008 and February 28, 2007, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $3.2 million and $4.2 million, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company's products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.

Research and development

        Expenditures for research and development costs are charged to expense as incurred.

Earnings (loss) per share

        Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Excluded from diluted weighted average shares of common stock for fiscal 2008 and 2007 were potential shares of common stock of 601,000 and 157,000, respectively, as the Company incurred a loss and the effect would be anti-dilutive. For fiscal years ended 2008 and 2007, options to purchase 1,955,000 and 2,426,000 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company's common stock and, therefore, the effect would be anti-dilutive.

        For each of the years ended February 29, 2008 and February 28, 2007 the Company incurred a net loss. Other than stock options, the Company has no dilutive securities. Therefore, due to the net losses reported, there is no difference between the number of shares used in the calculation of basic and diluted earnings per share.

Comprehensive income (loss)

        Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes only foreign currency translation adjustments at February 29, 2008 and February 28, 2007.

Concentration of credit risk

        Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. Based upon the Company's assessment of the recoverability of the receivables from its customers and in the opinion of management, the Company has established adequate reserves related to accounts receivable.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or accumulated other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

        The Company had no open hedging instruments at February 29, 2008 or February 28, 2007.

Use of estimates in the preparation of consolidated financial statements

        The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, allowances for doubtful accounts, excess and obsolete inventory, income taxes, asset impairment, anticipated transactions to be hedged, litigation reserves and contingencies. The Company did not have any interest rate swap agreements or foreign exchange contracts in effect at February 29, 2008 and February 28, 2007.

Product warranties

        The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade®, Bresser® and Coronado® branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Many of the Simmons Outdoor products, principally riflescopes and binoculars, have lifetime limited warranties. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, follows.

	February 29, 2008	February 28, 2007
	(In thousands)
Beginning balance	$1,184	$1,053
Warranty accrual	1,123	706
Labor and material usage	(851)	(607)
Effect of change in foreign currency exchange rates	48	32

Ending balance	$1,504	$1,184

Stock-based compensation

        Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ("SFAS 123R") Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses in accordance with SFAS 123R, included in general and administrative expenses in the Company's consolidated statement of operations for the years ended February 29, 2008 and February 28, 2007, were approximately $0.6 million and $0.6 million, respectively. Due to deferred tax valuation allowances provided during the year, no net benefit was recorded against this share-based compensation charged during the period.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the year ended February 29, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of the Company's stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	February 29, 2008	February 28, 2007
Expected life (years)(1)	3.8	6.2
Expected volatility(2)	69%	67%
Risk-free interest rate(3)	4.3%	4.8%
Expected dividends	None	None

    (1)
    The option term was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options.

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

        As of February 29, 2008 there was approximately $1.5 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years.

Recent accounting pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 beginning in its fiscal year 2008. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Summary of Significant Accounting Policies (Continued)

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 159 in fiscal 2009 to have a material impact on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on the Company's accounting for business combinations once adopted on March 1, 2009, but the effect will be dependent upon acquisitions after that date.

        In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed "noncontrolling interests." SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

5. Bank and other debt

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at February 29, 2008 was approximately $2.7 million. The credit facility expires in September 2009, is

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Bank and other debt (Continued)

collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. Amounts outstanding under the U.S. revolving loan bear interest at the bank's base rate (or LIBOR rate) plus applicable margins (8% at February 29, 2008).

        On May 31, 2007, the Company executed the Eleventh Amendment to Amended and Restated Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment made the following key changes to the U.S. credit agreement: (1) extended the expiration date to September 30, 2009; (2) reduced the facility to $30,000,000; (3) adjusted the pricing grid based on the Company's calculated fixed charge coverage ratio; (4) removed the $4 million reserve previously established in the Fifth Amendment; (5) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a rolling four quarter basis beginning with the quarter ending May 31, 2007 and minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning with the quarter ending on May 31, 2008; (6) required payment of an intercompany loan to the Company's European subsidiary in the amount of approximately $2,000,000 by not later than July 31, 2007; and (7) established prepayment penalties. The fee for the amendment was $125,000. Upon execution of the Eleventh Amendment the Company was in compliance with all of its bank covenants. The Company repaid its intercompany loan of approximately $2,000,000 in July 2007.

        The Company received an opinion from its independent public accountants that there is substantial doubt about the Company's ability to continue as a going concern. The receipt of this opinion results in a technical default under the terms of the Company's credit facility. The Company is working with its lender to obtain an amendment and cure such default. There can be no assurance that such amendment will be obtained.

        During the quarter ended August 31, 2007, the Company was not in compliance with the EBITDA-based restrictive covenant in the credit facility agreement. On October 11, 2007 the Company obtained a 30-day waiver from its lender related to this covenant. On November 16, 2007, the Company executed the Twelfth Amendment to Amended and Restated Credit Agreement (the "Twelfth Amendment"). The Twelfth Amendment made the following key changes to the U.S. credit agreement: (1) reduced the facility to $25 million; (2) adjusted the pricing grid based on the Company's financial performance; (3) established a $0.5 million reserve against the borrowing base with provisions for a reduction in the reserve for meeting future covenants; (4) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis for the next twelve months and a rolling four quarter basis thereafter and set minimum fixed charge coverage ratio covenants measured on a rolling four quarter basis beginning in February 2009; and (5) allowed for inter-company debt between the Company and its European subsidiary subject to certain limits and conditions. Under the Twelfth Amendment, Bank of America, N.A. also waived the Company's non-compliance with the minimum EBITDA covenant under the credit agreement as of August 31, 2007. As a result, the Company became in compliance with the financial covenants of the credit agreement. During the fourth quarter of fiscal 2008, the Company entered into the Thirteenth Amendment to Amended and Restated Credit Agreement, which modified the terms of intercompany debt between the Company and its European subsidiary.

        In 2005, the Company's European subsidiary purchased a building for cash of approximately €1.5 million (approximately $1.8 million at that date). The approximately 50,000 sq. ft building, located

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Bank and other debt (Continued)

in Rhede, Germany, is being used as office and warehouse space. In addition to an already existing long term loan with its bank ("European term loan No. 1") the European subsidiary obtained a €1,.4 million (approximately $1.8 million at February 28, 2007) long-term loan commitment ("European term loan No. 2") toward the purchase of the building. European term loan No. 2 bears interest fixed at 4.55% with monthly principal payments due of approximately €11,500 (approximately $15,200 USD at February 28, 2007) for ten years. On September 9, 2005, the European subsidiary drew down the €1.4 million term loan No. 2 (approximately $1.7 million at that date).

        The European subsidiary renegotiates the terms of its short-term revolving lines on an annual basis. Currently the European line is €0.5 million (approximately $0.8 million at February 29, 2008) increasing to a maximum of €9 million (approximately $13.6 million at February 29, 2008) during fiscal 2009. The line bears interest at EURIBOR plus 2%. The aforementioned lines of credit are provided on the condition that the intercompany loan of $3.5 million be repaid to the Company's European subsidiary. The Company plans on repaying substantially all of the intercompany loan during the first two quarters of fiscal 2009. The European line of credit and term loans are collateralized by all of the principal assets of the subsidiary; are further collateralized by a guarantee from the U.S. parent company in the amount of €2.6 million (approximately $3.9 million at February 29, 2008); and require a minimum capitalization of €3.5 million (approximately $5.3 million at February 29, 2008) at the subsidiary. The Company's European subsidiary was in compliance with its covenants throughout fiscal 2008.

        Amounts outstanding under the Company's various bank and other debt instruments are as follows:

	February 29, 2008	February 28, 2007
	(In thousands)
U.S. bank revolving line of credit	$5,877	$860
European bank revolving line of credit	—	—

Total bank lines of credit	$5,877	$860

U.S. term loan	$—	$—
European term loan	1,142	1,360
Capital lease obligations	7	26

Total debt and capital lease obligations	1,149	1,386
Less current portion:
European term loan	(206)	(182)
Capital lease obligations	(7)	(18)

Total current portion long-term debt and capital lease obligations	(213)	(200)

Total long-term debt and capital lease obligations	$936	$1,186

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Bank and other debt (Continued)

        Aggregate maturities of long-term debt excluding capital leases at February 29, 2008 are as follows:

Fiscal Year	Amounts
(In thousands)
2009	$209
2010	209
2011	209
2012	209
2013	101

Total	$936

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. In the event the Company's plans require more capital than is presently anticipated, additional sources of liquidity such as debt or equity financings, may be required to meet its capital needs. There can be no assurance that such additional sources of capital will be available on reasonable terms, if at all. However, management believes that operating cash flow, proceeds from asset sales and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

6. Goodwill and Intangible Assets

        At February 28, 2008 and 2007, respectively, goodwill and acquisition-related intangible assets included the following:

		February 29, 2008		February 28, 2007
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Goodwill	none	$1,548	$—	$3,141	$—
Acquisition-related intangible assets:
Brand names	none	$2,041	—	$2,041	—
Customer relationships	10	1,390	(695)	1,390	(556)
Trademarks	7 - 15	1,938	(1,571)	1,938	(1,511)
Completed technologies	12	1,620	(377)	1,620	(240)
Other	1	56	(56)	56	(56)

Total acquisition-related intangible assets		7,045	(2,699)	7,045	(2,363)

Total goodwill and acquisition-related intangible assets		$8,593	$(2,699)	$10,186	$(2,363)

        As of February 29, 2008, the Company completed its evaluation of goodwill in accordance with SFAS 142 with the assistance of an independent third party valuation firm. The Company revised its long-term forecast due to generally lower revenue and cash flow expectations due to the recessionary pressures facing the U.S. economy and the discretionary nature of the Company's products and other

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangible Assets (Continued)

specific knowledge of some of its customer's plans for the coming year. The analysis resulted in the Company's determination that the goodwill associated with the Meade U.S. reporting unit was impaired. The Company recorded a goodwill impairment charge of approximately $1.6 million as of February 29, 2008.

        The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 29, 2008 and February 28, 2007, respectively, are as follows:

	Non-amortizing intangible assets	Amortizing intangible assets
	(In thousands)
Balance, net, February 28, 2006	$4,156	$2,977
Payment of contingent consideration for Coronado	1,026	—
Amortization	—	(336)

Balance, net, February 28, 2007	5,182	2,641
Goodwill impairment	(1,593)	—
Amortization	—	(336)

Balance, net, February 29, 2008	$3,589	$2,305

        Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2009	$336
2010	336
2011	336
2012	336
2013	336
Thereafter	625

Total	$2,305

7. Commitments and Contingencies

        On May 23, 2007, the Company reached a preliminary settlement in relation to its class action law suits with Grecian v. Meade Instruments Corp., et al, and Barclay v. Diebel, et al. The preliminary settlement includes corporate governance reforms and an award to the class, from which plaintiff's attorneys fees and administrative costs would be paid. We represent that the monetary portion of the proposed settlement was covered by our director and officer liability insurance.

        In December 1996 the Company executed a lease commencing October 1, 1997 for its corporate office and manufacturing facilities in California. The lease term was ten years, extendable for an additional ten years (two terms of five years each) at the Company's option. In December 2006, the Company renewed this lease for an additional five year term. This lease renewed as of October 1, 2007, expires on September 30, 2012 and is renewable at the Company's option for one additional five-year

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

term. Lease commitments for this lease are subject to annual increases ranging between 3.2% to 4.7% per annum.

        In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The Tijuana lease expires in 2010 with two, five-year options remaining. In November 2007, the company entered into a lease for a second facility in Tijuana, Mexico to house its relocated telescope production. This lease features annual renewal options.

        Aggregate future minimum commitments under noncancellable leases (net of sub-lease receipts) and other agreements at February 29, 2008 that have remaining terms in excess of one year are as follows:

Fiscal Year	Capital	Operating
	(In thousands)
2009	$8	$1,659
2010	—	1,478
2011	—	1,323
2012	—	1,382
2013	—	826
Thereafter	—	—

Net minimum lease payments	8	$6,668

Less amount representing interest	(1)

Capital lease obligations	$7

        For the fiscal years ended February 29, 2008 and February 28, 2007, the Company incurred rent expense of $1,472 and $1,711 (in thousands), respectively.

        The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8. Employee Stock Ownership Plan

        Adoption of the ESOP was effective March 1, 1996 and covers all employees of the Company who meet certain service and eligibility requirements. A participant becomes 100% vested in his ESOP account if, while employed at the Company, the participant (i) reaches his 60th birthday, (ii) becomes disabled (as defined), (iii) dies, or (iv) achieves three years of credited service (as defined). Distributions of a participant's vested account are directed by the ESOP's Administrative Committee. The Company provides a put option to any participant who receives a distribution of Company stock, unless the stock is readily tradable on an established market. The Company's stock currently trades on the Nasdaq Global Market.

        In April 1996, the ESOP purchased 3,000,000 shares of common stock held by the existing stockholders for $11,000,000. The ESOP financed the purchase of the common stock (the "financed shares") with the proceeds of an $11,000,000 term loan (the "acquisition loan") from the Company. The financed shares are held by the Meade Instruments Corp. Employee Stock Ownership Trust (the "ESOP trust"). The ESOP pledged the financed shares to the Company as collateral for the acquisition

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Stock Ownership Plan (Continued)

loan. The financed shares were initially credited to a suspense account on the books of the ESOP and will be allocated to the accounts of individual ESOP participants, as of each plan year end, for payments made on the acquisition loan. The acquisition loan has a twenty-year term and bears interest at 6% per annum. Principal and interest is due annually, subject to the Company making contributions to the ESOP to fund the principal and interest payments. The release of financed shares from collateral is based on a formula defined in the plan. The Company accounts for its ESOP in accordance with Statement of Position 93-6 Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company records compensation expense, and the shares become outstanding for net income per share purposes. Any dividends on allocated shares are recorded as a reduction of retained earnings; any dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

        For the years ended February 29, 2008 and February 28, 2007, the Company recognized ESOP contribution expense of $0.2 million and $0.3 million, respectively.

        As of February 29, 2008, approximately 2,626,000 shares in the ESOP trust have been allocated to individual participants. Allocations to individual participant accounts are generally made in the ratio that the compensation of each participant bears to the total compensation of all such participants. There are approximately 372,223 shares in suspense at February 29, 2008, including 125,000 shares released as of December 31, 2007.

        The fair value of the common stock upon purchase from the existing stockholders in April 1996 was determined to be $3.67 per share. Under the terms of the ESOP, the fair value of the common stock at any plan year end is to be determined by an independent appraiser so long as the stock is not readily tradable on an established market. The fair value of the shares held by the ESOP at February 29, 2008 was $1.53 per share, the closing market price as determined by the Nasdaq Global Market. At February 29, 2008 there was no repurchase obligation.

9. Income Taxes

        Pretax income (loss) from continuing operations for each of the two years February 29, 2008 and February 28, 2007 consists of the following:

	Years Ended
	February 29, 2008	February 28, 2007
	(In thousands)
Domestic	$(22,002)	$(21,885)
Foreign	5,395	3,591

	$(16,607)	$(18,294)

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Significant components of the provision (benefit) for income taxes are as follows:

	Years Ended
	February 29, 2008	February 28, 2007
	(In thousands)
Current:
Federal	$—	$26
State	22	(210)
Foreign	1,729	1,176

	1,751	992

Deferred:
Federal	(5,070)	(8,383)
State	(768)	(92)
Foreign	(631)	(47)
Deferred tax asset valuation allowance	5,832	8,418

	(637)	(104)

	$1,114	$888

        The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended
	February 29, 2008	February 28, 2007
Federal income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	0.1	(4.7)
Federal and state refunds received from refund claims	—	—
Foreign income	8.5	0.7
Research and development credits	(0.4)	(0.5)
Stock-based compensation	(0.5)	—
Valuation allowance	35.1	44.4
Other	(2.2)	(1.1)

	6.6%	4.8%

        The effective tax rates for the years ended February 29, 2008 and February 28, 2007 were significantly affected by recording valuation allowances aggregating $5,314 and $8,418 (in thousands), respectively, to recognize the uncertainty of realizing the benefits of the Company's deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The deferred tax assets and liabilities were comprised of the following:

	February 29, 2008	February 28, 2007
	(In thousands)
Sales returns	$1,092	$331
Inventory and accounts receivable	3,719	2,901
Accrued liabilities	868	1,169
Intangibles	(421)	(954)
Credits	5,148	4,996
Fixed assets	975	473
Stock-based compensation	762	797
Net operating losses	13,348	9,773

Total deferred tax assets	25,491	19,486
Less valuation allowance	(26,749)	(20,922)

	$(1,258)	$(1,436)

        As of February 29, 2008, the Company has approximately $33,977 and $41,857 (in thousands) of net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carry forwards will begin to expire during the fiscal years ending February 28, 2023 and February 28, 2012, respectively. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation credits of approximately $3,795 and $1,653 (in thousands) which begin to expire during the fiscal years ending February 28, 2013 and February 28, 2024, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.

        During the year ended February 29, 2008, the company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, Accounting for Income Taxes, that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company's determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended February 29, 2008, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

        At the adoption date of March 1, 2007 and as of February 29, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.2 million and $0.2 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of February 29, 2008, accrued interest related to uncertain tax positions was less than $55,000 and accrued penalty was less than $13,000.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Unrecognized Tax Benefits Balance at March 1, 2007	$0.2
Additions based on tax positions related to the current year	—
Deductions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Deductions for tax positions of prior years	—
Deductions due to settlements with taxing authorities	—
Deductions due to expiration of statute of limitations	—

Balance at February 29, 2008	$0.2

        The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

10. Business Segments, Geographic Data and Major Customers

        The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, riflescopes and other optical products. The Company is organized and operates as one segment in two principal geographic locations—North America and Europe. The following tables present information about product sales and geographic data for the years ended February 29, 2008 and February 28, 2007.

	Years Ended
	February 29, 2008	February 28, 2007
	(In thousands)
Product sales:
Telescope and telescope accessories	$54,528	$60,389
Binoculars	14,968	21,505
Riflescopes	12,834	10,680
Other	16,209	8,961

	$98,539	$101,535

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Business Segments, Geographic Data and Major Customers (Continued)

	Years Ended
	February 29, 2008	February 28, 2007
	(In thousands)
Geographic data—product sales:
North America	$52,854	$56,734
Germany	16,114	12,571
Other foreign/export	29,571	32,230

	$98,539	$101,535

	Years Ended
	February 29, 2008	February 28, 2007
	(In thousands)
Geographic data—long-lived assets:
North America	$8,198	$8,056
Germany	5,130	4,848

	$13,328	$12,904

        The Company generated approximately 21% and 20% of its revenue from one customer during the years ended February 29, 2008 and February 28, 2007, respectively. This customer owed the Company $1,071 and $2,989 (in thousands) at February 29, 2008 and February 28, 2007, respectively.

11. Stock Incentive Plan

        In February 1997, the Company's Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights ("SARs"), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company has received director and stockholder approval to grant options and other awards with respect to 5,500,000 shares of common stock under the Plan. Awards under the Plan generally vest after six months and become exercisable over a two to four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company's non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company's Annual Meeting each year. The directors' options generally become exercisable in equal annual amounts over three years.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plan (Continued)

        Option activity under the Plan during fiscal years 2008 and 2007 was as follows:

	Option Shares (In thousands)	Weighted Average Exercise Price
Options outstanding at February 28, 2006	3,844	$4.18
Granted	665	2.76
Forfeited	(1,768)	4.11

Options outstanding at February 28, 2007	2,741	3.88
Granted	835	2.31
Forfeited	(1,621)	4.11

Options outstanding at February 29, 2008	1,955	$3.02

	At February 29, 2008
	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options (In thousands)	Weighted Average Exercise Price
$ 1.98-$ 2.50	1,040	5.3 years	$2.29	94	$2.26
$ 2.51-$ 2.99	650	7.8 years	$2.87	243	$2.86
$ 3.00-$ 3.99	100	6.2 years	$3.14	99	$3.14
$ 4.00-$ 9.99	138	1.9 years	$5.77	138	$5.77
$10.00-$27.75	27	2.2 years	$20.33	27	$20.33

	1,955			601

        The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the Plan range from $1.98 to $27.75 per share and are exercisable over periods ending no later than 2017.

        On January 31, 2007 the Company's stockholders approved a stand-alone nonqualified stock option agreement between the Company and its Chief Executive Officer ("CEO"). Under this agreement, the CEO received 200,000 options at an exercise price of $2.89 per share, vesting 25% per year beginning on the first anniversary of the option date. This option grant is outside the Plan.

        On May 24, 2005, pursuant to the Company's 1997 Stock Incentive Plan, the Company granted an award of 247,500 shares of restricted stock to various employees. The fair value of the shares was $681,000, as measured by the closing price of the Company's stock on the Nasdaq Global Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One third of the shares vest on each annual anniversary of the grant date. The restricted stock awards provide for acceleration of vesting upon the achievement of certain consolidated net sales levels specified in the

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plan (Continued)

award agreements. Compensation cost is recognized on a straight line basis over the three year vesting period. Recognition of compensation cost will accelerate if the vesting schedule accelerates.

        On March 19, 2007, the Company granted an award of 60,484 shares of restricted stock to Paul E. Ross, Senior Vice President—Finance and Chief Financial Officer. The fair value of the shares was $150,000, as measured by the closing price of the Company's stock on the Nasdaq Global Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One fourth of the shares vest on each annual anniversary of the grant date. Compensation cost is recognized on a straight line basis over the vesting period.

        On June 1, 2007, the Company granted an award of 38,946 shares of restricted stock to Steven L. Muellner, President and Chief Executive Officer. The fair value of the shares was $77,892, as measured by the closing price of the Company's stock on the Nasdaq Global Market on the grant date. The shares vested over a period of 180 days and compensation cost was recognized on a straight line basis over the vesting period.

12. Composition of Certain Balance Sheet Accounts

        The composition of inventories, net of reserves, is as follows:

	February 29, 2008	February 28, 2007
	(In thousands)
Raw materials	$3,418	$5,575
Work in process	2,335	5,560
Finished goods	16,906	14,154

	$22,659	$25,289

        The composition of property and equipment is as follows:

	February 29, 2008	February 28, 2007
	(In thousands)
Land	$—	$205
Buildings	3,508	4,357
Molds and dies	6,948	6,869
Machinery and equipment	4,354	4,466
Furniture and fixtures	3,612	3,401
Autos and trucks	246	210
Leasehold improvements	1,500	1,417

	20,168	20,925
Less accumulated depreciation and amortization	(16,451)	(16,074)

	$3,717	$4,851

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Composition of Certain Balance Sheet Accounts (Continued)

        The gross value of assets under capital leases included above is $77 at February 29, 2008 and February 28, 2007. For the fiscal years ended February 29, 2008 and February 28, 2007, the Company recorded depreciation expense of $975 and $1,281 (in thousands), respectively.

        The composition of accrued liabilities is as follows:

	February 29, 2008	February 28, 2007
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$1,131	$2,001
Warranty costs	1,504	1,184
Freight expenses	647	742
Advertising and marketing expenses	444	449
Professional fees	449	—
Customer deposits	388	376
Other	1,207	2,058

	$5,770	$6,810

13. Subsequent Events (unaudited)

        On April 17, 2008, a subsidiary of Meade Instruments Corp. (the "Company") entered into an agreement and sold its Weaver brand and associated inventory to Ammunition Accessories Inc., a subsidiary of Alliant Techsystems Inc., for cash proceeds of $5.0 million. On April 18, 2008, the Company and one of its subsidiaries entered into an agreement and sold its Redfield brand to Leupold & Stevens, Inc. for cash proceeds of $3.0 million.

        In connection with these sales, on April 17, 2008, the Company and certain of its subsidiaries entered into the Fourteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Fourteenth Amendment") with Bank of America, N.A. (the "Lender"). The Fourteenth Amendment released the Lender's lien on the assets divested and reduced the maximum amount available on the Company's credit facility to $20.0 million from $25.0 million.

        On June 12, 2008, a subsidiary of Meade Instruments Corp. (the "Company") entered into an agreement and sold its Simmons brand and associated inventory to Bushnell for gross cash proceeds of $7.25 million. In connection with this sale, on June 12, 2008, the Company and certain of its subsidiaries entered into the Fifteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Fifteenth Amendment") with Bank of America, N.A. (the "Lender"). The Fifteenth Amendment released the Lender's lien on the assets divested and reduced the Company's credit facility from $20 million to $15 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2008

MEADE INSTRUMENTS CORP.
By:	/s/ STEVEN L. MUELLNER Steven L. Muellner President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN L. MUELLNER Steven L. Muellner	Director, President, Chief Executive Officer (Principal Executive Officer)	June 13, 2008
/s/ PAUL E. ROSS Paul E. Ross	Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2008
/s/ HARRY L. CASARI Harry L. Casari	Director and Chairman of the Board	June 13, 2008
/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	June 13, 2008
/s/ FREDERICK H. SCHNEIDER, JR. Frederick H. Schneider, Jr.	Director	June 13, 2008
/s/ STEVEN G. MURDOCK Steven G. Murdock	Director	June 13, 2008

Paul D. Sonkin	Director	June , 2008
/s/ JAMES M. CHADWICK James M. Chadwick	Director	June 13, 2008

II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Allowance for Doubtful Accounts	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions(1)	Balance At End of Period
Year ended February 28, 2007	$483	$636	$2	$73	$1,048
Year ended February 29, 2008	$1,048	$520	$28	$989	$607

Reserves for Excess and Obsolete Inventories	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions(2)	Balance At End of Period
Year ended February 28, 2007	$7,180	$2,619	$172	$3,819	$6,152
Year ended February 29, 2008	$6,152	$7,438	$243	$4,872	$8,961

(1)
Principally recoveries and write-off of delinquent accounts

(2)
Principally sale or destruction of previously reserved inventory

(3)
Reflects the effect of exchange rate changes during the period

EXHIBIT INDEX

Exhibit	Description	Incorporation Reference
2.1†	Interest Purchase Agreement, dated as of July 15-16, 1999, by and among Bresser Optik GmbH & Co. KG, a German limited partnership, Bresser Optik Geschaftsfuhrung und Verwaltungs GmbH, a German limited liability company, and Rudolf Bresser, an individual, on the one hand, and the Company and Meade Instruments Europe Corp., a California corporation, on the other (excluding Exhibits and Schedules thereto)	(h)
2.2†	Stock Purchase Agreement, dated as of September 14, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp. (excluding Exhibits and Schedules thereto)	(p)
2.3†	First Amendment to Stock Purchase Agreement, dated as of October 4, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(p)
2.4†	Second Amendment to Stock Purchase Agreement, dated as of October 24, 2002, by and among Alliant Techsystems, Inc., a Delaware corporation, ATK Commercial Ammunition Company Inc., a Delaware corporation, Meade Instruments Corp., a Delaware corporation, and MTSC Holdings Corp., a California corporation and wholly-owned subsidiary of Meade Instruments Corp.	(p)
3.1†	Certificate of Incorporation of the Company, as amended	(c)
3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(k)
3.7†	Amended and Restated Bylaws of the Company, as amended	(u)
3.8†	Amendment to Article III, Section 3.02(a), of the Amended and Restated Bylaws of the Company	(hh)
3.9†	Amendment in Article III, Section 3.02(a), of the Amended and Restated Bylaws of the Company	(rr)
3.10†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(ll)
4.1†	Specimen Stock Certificate	(d)
4.2†	Subscription Agreement, dated as of October 22, 2002, by and among Meade and the Purchasers Named on the Signature Page thereto	(q)
4.3†	Registration Rights Agreement, dated as of October 22, 2002, by and among Meade and Purchasers Named therein	(q)
4.4†	Registration Rights Agreement, dated as of April 18, 2003, by and between Meade Instruments Corp. and John C. Diebel	(s)
4.5†	Registration Rights Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(xx)
10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between the Company and The Irvine Company	(a)
10.14†+	Employee Stock Ownership Plan ("ESOP") Trust Agreement, as Amended and Restated as of April 9, 1997, between the Company and Wells Fargo Bank, N.A.	(e)
10.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)
10.35†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(j)
10.47†	Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)	(p)
10.48†	Subscription Agreement, dated as of October 22, 2002, by and among Meade Instruments Corp. and each of the Purchasers Named on the Signature Page thereof.	(p)
10.51†+	Transition Agreement, by and between Meade Instruments Corp. and John Diebel, dated April 18, 2003	(s)
10.54†	First Amendment to Amended and Restated Credit Agreement dated October 27, 2003	(t)
10.55†	Lease Agreement, dated as of March 26, 1992, between Simmons Outdoor Corporation and Realty Four, and three Addendum Agreements thereto, dated April 1, 1992, June 6, 1995 and November 2, 1999, respectively	(u)
10.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(v)
10.57†	Second Amendment to Amended and Restated Credit Agreement, dated July 9, 2004	(w)
10.58†	Asset Purchase Agreement, dated as of October 20, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation, on the other	(x)
10.59†	First Amendment to Asset Purchase Agreement, dated as of December 1, 2004, by and between Coronado Technology Group, L.L.C., .an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation and wholly-owned subsidiary of Meade that subsequently changed its name to Coronado Instruments, Inc., a California corporation, on the other (excluding Schedules and Exhibits)	(y)
10.60†	Third Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(z)
10.61†+	Meade Instruments Corp. Employee Stock Ownership Plan, As Amended and Restated Effective as of January 1, 1999, as amended	(pp)
10.62†+	Meade Instruments Corp. Employee Stock Ownership Plan Loan and Pledge Agreement, between the ESOP and the Company, as amended	(pp)
10.63†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended.	(pp)
10.64†+	Form Employment Agreement between the Company and executive officers of the Company	(pp)
10.65†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended	(pp)
10.66†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments 1997 Stock Incentive Plan, as amended	(pp)
10.67†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company's Common Stock granted pursuant to the Company's 1997 Stock Incentive Plan, as amended	(pp)

10.68†+	Fourth Amendment to Amended and Restated Credit Agreement, dated May 27, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(aa)
10.69†	Fifth Amendment to Amended and Restated Credit Agreement, dated October 12, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(cc)
10.70†	Seasonal Loan Agreement, dated July 15 and 26, 2005, between Meade Instruments Europe GmbH & Co. KG and VR Bank Westmuensterland KG	(dd)
10.71†	Long Term Loan Agreement, dated August 5, 2005, between Meade Instruments Europe GmbH & Co. KG, the Owner, and VR Bank Westmuensterland KG, the Creditor	(dd)
10.72†+	Offer of Employment for the position of Chief Executive Officer and President, dated April 28, 2006, for Mr. Steven L. Muellner by Meade Instruments Corporation	(ff)
10.73†+	Non-Qualified Stock Option Agreement between Meade Instruments Corp. and Steven L. Muellner, granting 500,000 stock options, pursuant to the Meade Instruments 1997 Stock Incentive Plan, as amended	(gg)
10.74†+	Non-Qualified Stock Option Agreement between Meade Instruments Corp. and Steven L. Muellner, granting 200,000 stock options, subject to stockholder approval at the Company's 2006 Annual meeting of Stockholders	(gg)
10.75†+	Executive Severance Agreement, dated May 8, 2006, as entered into by and between Steven G. Murdock and Meade Instruments Corp., a Delaware corporation	(hh)
10.76†+	Registration Rights Agreement, dated May 16, 2006, and entered into by and between Meade Instruments Corp., a Delaware corporation and Steven Murdock	(hh)
10.77†+	Settlement Agreement, dated June 13, 2006, and entered into by and among, on the one hand, Hummingbird Value Fund, L.P., Hummingbird Management, LCC, Hummingbird Microcap Value Fund, L.P., Hummingbird Capital, LCC, Hummingbird Concentrated Fund, L.P., Summit Street Value Fund, L.P., Summit Street Management, LLC, Summit Street Capital, LLC, Monarch Activist Partners L.P., Chadwick Capital Management, LLC, Sohail Malad, Arthur T. Williams, III, Jennifer A. Wallace, Paul D. Sonkin, and James Chadwick (the Investor Group) and on the other hand, Meade Instruments Corp	(ii)
10.78†	Sixth Amendment to Amended and Restated Credit Agreement, dated June 13, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(ii)
10.79†	Seventh Amendment to Amended and Restated Credit Agreement, dated July 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(jj)
10.80†+	Employment Agreement, dated August 16, 2006, by and between Meade Instruments Corp. and Donald W. Finkle	(kk)
10.81†	Eighth Amendment to Amended and Restated Credit Agreement, dated September 29, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(ll)
10.82†+	Performance Share Award Agreement, dated October 18, 2006, by and between Meade Instruments Corp. and Steven L. Muellner	(mm)

10.83†	Ninth Amendment to Amended and Restated Credit Agreement, dated October 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(nn)
10.84†	Buyer's Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation, and ThreeSixty Sourcing Ltd., a Hong Kong corporation	(oo)
10.85†	Tenth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation	(qq)
10.86†	First Amendment to The Irvine Company Lease, dated December 20, 2006, by and between Meade Instruments Corp., a Delaware corporation, and the Irvine Company, a Delaware limited liability company	(ss)
10.87†+	Offer of Employment for the position of Chief Financial Officer, dated January 20, 2007, for Paul Ross by Meade Instruments Corp., a Delaware corporation	(uu)
10.88†	Executive Severance Agreement, dated as of February 28, 2007, by and between Meade Instruments Corp., a Delaware corporation, and Brent W. Christensen	(vv)
10.89†	Executive Severance Agreement, dated as of February 28, 2007, by and between Meade Instruments Corp., a Delaware corporation, and Mark D. Peterson	(vv)
10.90†	Executive Severance Agreement, dated as of February 28, 2007, by and between Meade Instruments Corp., a Delaware corporation, and Robert L. Davis	(vv)
10.91†	Eleventh Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
10.92†+	Restricted Stock Award Agreement, dated June 1, 2007, by and between Meade Instruments Corp. and Steven L. Muellner.	(xx)
10.93†	Loan Agreement, dated July 11, 2007, by and between Meade Instruments Europe GmbH & Co. KG, a wholly-owned subsidiary of Meade Instruments Corp. and VR-Bank Westmunsterland eG (translated from original German version).	(yy)
10.94†+	Form Executive Officer Employment Agreement, entered into as of July 13, 2007, by and between Meade Instruments Corp. and the following executive officers of the Company: Steven L. Muellner, President and Chief Executive Officer; Paul E. Ross, Senior Vice President—Finance and Chief Financial Officer; Robert L. Davis, Senior Vice President—Sales; and Donald W. Finkle, Senior Vice President—Operations.	(yy)
10.95†+	Form Performance Share Award Agreement, entered into as of July 13, 2007, by and between Meade Instruments Corp. and the following executive officers of the Company: Steven L. Muellner, President and Chief Executive Officer; Paul E. Ross, Senior Vice President—Finance and Chief Financial Officer; Robert L. Davis, Senior Vice President—Sales; and Donald W. Finkle, Senior Vice President—Operations.	(yy)
10.96†	Purchase Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(zz)
10.97†	Limited Waiver Agreement dated October 11, 2007, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation.	(aaa)
10.100†	Amendment to Limited Waiver Agreement dated as of November 9, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.	(bbb)

10.101†	Twelfth Amendment to Amended and Restated Credit Agreement dated as of November 16, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.	(ccc)
10.102†+	Executive Retention Agreement, dated as of January 10, 2008, by and between Meade Instruments Corp., and Steven L. Muellner.	(ddd)
10.103†+	Executive Retention Agreement, dated as of January 10, 2008, by and between Meade Instruments Corp., and Paul E. Ross.	(ddd)
10.104†+	Executive Retention Agreement, dated as of January 20, 2008, by and between Meade Instruments Corp., and Robert L. Davis.	(ddd)
10.105†+	Executive Retention Agreement, dated as of January 20, 2008, by and between Meade Instruments Corp., and Donald W. Finkle.	(ddd)
10.106†	Thirteenth Amendment to Amended and Restated Credit Agreement dated as of April 9, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.	(eee)
10.107†	Fourteenth Amendment to Amended and Restated Credit Agreement dated as of April 17, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.	(fff)
10.108†+	Bonus Agreement dated as of April 17, 2008 by and between Meade Instruments Corp. and Robert Davis.	(ggg)
16.1†	Dismissal of PricewaterhouseCoopers as certifying accountant	(ee)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP
31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner
31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross
32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner
32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross

†	Previously filed with the Securities Exchange Commission as set forth in the following table:
+	Management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission
(a)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.
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
(g)	Incorporated by reference to the Company's 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.
(i)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.
(j)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.
(k)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.
(l)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.
(m)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.
(n)
Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company's Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.
(o)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.
(p)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.
(q)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-101404), as filed with the Securities and Exchange Commission on November 22, 2002.
(r)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2002, as filed with the Securities and Exchange Commission on January 14, 2003.
(s)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2003.
(t)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.
(u)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004.
(v)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.
(w)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2004, as filed with the Securities and Exchange Commission on July 15, 2004.
(x)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004.
(y)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2004.
(z)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2004.
(aa)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2005.
(bb)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2003, as filed with the Securities and Exchange Commission on May 29, 2003.
(cc)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005.
(dd)	Incorporated by reference to the Company's Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 30, 2005.

(ee)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2006.
(ff)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2006.
(gg)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2006.
(hh)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2006.
(ii)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.
(jj)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2006.
(kk)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2006.
(ll)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006.
(mm)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 19, 2006.
(nn)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2006.
(oo)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006.
(pp)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.
(qq)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 1, 2006.
(rr)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2006.
(ss)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2006.
(tt)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.
(uu)	Incorporated by reference to Exhibit 10.85 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2007.
(vv)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 6, 2007.
(ww)	Incorporated by reference to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 1, 2007.
(xx)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007.
(yy)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2007.
(zz)	Incorporated by reference to Exhibit 10.99 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2007.
(aaa)	Incorporated by reference to Exhibit 10.93 of the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on October 15, 2007.

(bbb)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2007.
(ccc)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2007.
(ddd)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.
(eee)	Incorporated by reference to Exhibit 10.102 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2008.
(fff)	Incorporated by reference to Exhibit 10.103 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2008.
(ggg)	Incorporated by reference to Exhibit 10.104 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2008.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
  Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MEADE INSTRUMENTS CORP. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
MEADE INSTRUMENTS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
MEADE INSTRUMENTS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
MEADE INSTRUMENTS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MEADE INSTRUMENTS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
EXHIBIT INDEX