Form 10-Q
period 2008-05-31
MEADE INSTRUMENTS CORP
filed 2008-07-18
CIK 1032067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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

Non-accelerated filer ☐	Large Accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes ☐    No ☒

        As of July 11, 2008, there were 23,376,570 outstanding shares of the Registrant's common stock, par value $0.01 per share.

 MEADE INSTRUMENTS CORP.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED

MAY 31, 2008

ITEM 1.    FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	May 31, 2008	February 29, 2008
ASSETS
Current assets:
Cash	$4,687	$4,301
Accounts receivable, less allowance for doubtful accounts of $581 at May 31, 2008 and $607 at February 29, 2008	7,996	8,424
Inventories	18,076	22,659
Prepaid expenses and other current assets	986	556

Total current assets	31,745	35,940
Goodwill	1,548	1,548
Acquisition-related intangible assets, net	3,784	4,346
Property and equipment, net	3,662	3,717
Other assets, net	221	241

	$40,960	$45,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$681	$5,877
Accounts payable	5,954	6,650
Accrued liabilities	4,782	5,770
Income taxes payable	407	450
Current portion of long-term debt and capital lease obligations	219	213

Total current liabilities	12,043	18,960

Long-term debt and capital lease obligations	694	936
Deferred income taxes	1,243	1,258
Deferred rent	138	42
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,376 and 23,316 shares issued and outstanding at May 31, 2008 and February 29, 2008, respectively	233	233
Additional paid-in capital	51,353	51,283
Retained deficit	(27,071)	(28,828)
Deferred stock compensation	(89)	(93)
Accumulated other comprehensive income	3,013	2,708

	27,439	25,303
Unearned ESOP shares	(597)	(707)

Total stockholders' equity	26,842	24,596

	$40,960	$45,792

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, expect per share data)

(Unaudited)

	Three Months Ended May 31,
	2008	2007
Net sales	$11,972	$17,621
Cost of sales	9,405	15,790

Gross profit	2,567	1,831
Selling expenses	1,936	2,251
General and administrative expenses	2,847	2,838
Gain on brand sales	(4,468)	—
ESOP contribution expense	39	69
Research and development expenses	283	448

Operating income (loss)	1,930	(3,775)
Interest expense	88	94

Income (loss) before income taxes	1,842	(3,869)
Provision for income taxes	85	335

Net income (loss)	$1,757	$(4,204)

Net income (loss) per share—basic and diluted	$0.08	$(0.21)

Weighted average number of shares outstanding—basic and diluted	23,337	19,709

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,757	$(4,204)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of brands	(4,468)	—
Depreciation and amortization expense	308	310
ESOP contribution	39	69
Change in allowance for doubtful accounts	(30)	(359)
Deferred income taxes	15	12
Stock-based compensation	141	149
Deferred rent amortization	96	(37)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	529	(1,124)
Decrease in inventories	2,549	1,716
Increase in prepaid expenses and other assets	(470)	(678)
Decrease in accounts payable	(745)	(103)
Decrease in accrued liabilities	(1,877)	(308)
Increase in income taxes payable	43	119

Net cash used in operating activities	(2,113)	(4,438)

Cash flows from investing activities:
Proceeds from brand sales	8,000	—
Capital expenditures	(86)	(44)

Net cash provided by (used in) investing activities	7,914	(44)

Cash flows from financing activities:
Net (repayments) borrowings under bank lines of credit	(5,196)	2,670
Payments on long-term bank notes	(266)	(230)
Payments under capital lease obligations	—	(6)

Net cash (used in) provided by financing activities	(5,462)	2,434

Effect of exchange rate changes on cash	47	146

Net increase (decrease) in cash	386	(1,902)
Cash at beginning of period	4,301	4,048

Cash at end of period	$4,687	$2,146

Non-cash investing and financing activities:
Issuance of restricted stock	$—	$150
Cash paid for taxes	$280	$188
Cash paid for interest	$79	$83

See accompanying notes to consolidated financial statements

 MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share data)

(Unaudited)

A.    The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.

        In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

        The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended May 31, 2008 and 2007, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.    Liquidity

        The Company incurred a net loss of $17.7 million in the fiscal year ended February 29, 2008 after incurring a net loss of $19.2 million in the prior fiscal year. These losses were largely driven by decreases in revenues and gross margins. Revenue during the fiscal 2008 was negatively affected by the loss of a significant customer, Discovery Channel Stores, which announced early in the year that it was closing its retail mall operations. Revenue in the 2007 fiscal year was negatively affected by a lack of supply of riflescopes. In addition, the Company's largest competitor in the telescope market is owned by a China based manufacturer that can offer very competitively priced products. This competition has put particular pressure on the Company's revenue and margins for high-end telescopes. Gross margins have decreased due to the reduced sales volume (not covering fixed manufacturing costs), and the aggressive inventory rationalization and SKU reduction initiatives undertaken by management. Operating margins have also suffered due to costs related to facility closures and non-recurring legal, audit and consulting fees related to stock options, litigation and severance in fiscal 2007.

        During fiscal 2009, the Company sold three sports optics brands for gross cash proceeds of $15 million. The cash generated from the sale of these brands completely repaid the Company's domestic credit facility balance. The Company plans to implement a restructuring plan that includes headcount reductions, facility consolidation, and reductions in corporate overhead and manufacturing costs. Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009; however, such sufficiency cannot be assured. Further, the Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. The Company's U.S. credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. In addition, the opinion of our independent auditors dated June 13, 2008 expresses significant doubt about the Company's ability to continue as a going concern which triggered an automatic default under the terms of the Company's bank line of credit. The Company cured this default through the Sixteenth Amendment to the Amended and Restated Credit Agreement. This amendment waived the Company's non-compliance with and made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants.

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

        During the third quarter of fiscal 2008, the Company announced that the Board of Directors had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Subsequent to fiscal 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. However, the review of strategic alternatives is continuing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

C.    Gain on Brand Sales and Subsequent Event

        On April 17, 2008 the Company sold its Weaver brand and associated inventory to Ammunition Accessories, Inc., a subsidiary of Alliant Techsystems Inc., for cash proceeds of $5.0 million. On April 18, 2008, the Company sold its Redfield brand to Leupold & Stevens, Inc. for cash proceeds of $3.0 million. The net gain on these brand sales was approximately $4.5 million.

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

D.    Stock Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, ("SFAS 123R") Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company's consolidated statement of operations for the three months ended May 31, 2008 and 2007, were approximately $0.1 million and $0.1 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, forfeiture rate, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop underlying assumptions are appropriate in calculating the fair values of the Company's stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The Company did not grant stock options during the three months ended May 31, 2008. The fair value of the Company's stock options granted in the three months ended May 31, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Expected life(1)	3.1
Expected volatility(2)	58%
Risk-free interest rate(3)	4.7%
Expected dividends	None

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

        As of May 31, 2008, there was approximately $1.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years. At February 29, 2008, there was approximately $1.5 million of unrecognized compensation costs related to unvested stock options.

E.    Bank and other debt

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at May 31, 2008 was approximately $4.4 million. The credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. Amounts outstanding under the U.S. revolving loan bear interest at the bank's base rate (or LIBOR rate) plus applicable margins (7% at May 31, 2008).

        The Company received an audit opinion from its independent public accountants in its fiscal 2008 Form 10-K as of June 13, 2008 that there is substantial doubt about the Company's ability to continue as a going concern. The receipt of this opinion resulted in a technical default under the terms of the Company's credit facility. On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") among Bank of America, N.A. (the "Lender"). The Sixteenth Amendment made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to

$12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants. Under the Sixteenth Amendment, the Lender also waived the Company's non-compliance with the covenants under the credit agreement as of the Company's fiscal 2008 year-end and brought the Company into compliance with all covenants.

        Amounts outstanding under the Company's various bank and other debt instruments are as follows:

	May 31, 2008	February 29, 2008
U.S. bank revolving line of credit	$681	$5,877
European bank revolving line of credit	—	—

Total bank revolving lines of credit	$681	$5,877

European term loans	$908	$1,142
Capital lease obligations	5	7

Total debt and capital lease obligations	913	1,149
Less current portion	(219)	(213)

Total long-term debt and capital lease obligations	$694	$936

F.     Composition of Certain Balance Sheet Accounts

        The composition of inventories, net of reserves, is as follows:

	May 31, 2008	February 29, 2008
Raw materials	$4,208	$3,418
Work-in-process	2,013	2,335
Finished goods	11,855	16,906

	$18,076	$22,659

        The composition of goodwill and acquisition-related intangible assets is as follows:

	May 31, 2008		February 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,548	$—	$1,548	$—
Acquisition-related intangible assets:
Brand names	$1,576	—	$2,041	—
Customer relationships	1,200	(553)	1,390	(695)
Trademarks	1,938	(1,586)	1,938	(1,571)
Completed technologies	1,620	(411)	1,620	(377)
Other	56	(56)	56	(56)

Total acquisition-related intangible assets	6,390	(2,606)	7,045	(2,699)

Total goodwill and acquisition-related intangible assets	$7,938	$(2,606)	$8,593	$(2,699)

        As of May 31, 2008, the Company completed its sale of the Redfield and Weaver brands. As a result, acquisition-related intangible assets related to brand names and customer relationships were reduced by $0.5 million.

        The changes in the carrying amount of goodwill and acquisition-related intangible assets for the period ended May 31, 2008 and the year ended February 29, 2008, respectively, are as follows:

	Non-amortizing intangible assets	Amortizing intangible assets
Balance, net, February 29, 2008	$3,589	$2,305
Sale of brand names	(465)	(13)
Amortization	—	(84)

Balance, net, May 31, 2008	$3,124	$2,208

        Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amortizing intangible assets
2009	$324
2010	320
2011	320
2012	320
2013	320
Thereafter	604

Total	$2,208

        The composition of property and equipment is as follows:

	May 31, 2008	February 29, 2008
Buildings	$3,508	$3,508
Molds and dies	7,016	6,648
Machinery and equipment	4,411	4,354
Furniture and fixtures	3,621	3,612
Autos and trucks	246	246
Leasehold improvements	1,507	1,500

	20,309	20,168
Less accumulated depreciation and amortization	(16,647)	(16,451)

	$3,662	$3,717

G.    Commitments and Contingencies

        The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

H.    Loss Per Share

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

        The total number of options and restricted shares outstanding were as follows:

	May 31, 2008	February 29, 2008
Stock options outstanding	2,078	2,155
Restricted shares outstanding	45	93

        A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended May 31,
	2008	2007
Basic weighted average number of shares	23,337	19,709
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	23,337	19,709
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company's common stock	2,078	2,743
Potential shares of common stock excluded from the calculation of weighted average shares	—	162

        Weighted average shares for the three month period ended May 31, 2008 and 2007, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

I.     Comprehensive Income (Loss)

        Comprehensive loss is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at May 31, 2008 and 2007, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three months ended May 31, 2008 and 2007, the Company had other comprehensive income (loss) as follows:

	Three Months Ended May 31,
	2008	2007
Net income (loss)	$1,757	$(4,204)
Currency translation adjustments	268	126
Change in fair value of foreign currency forward contracts, net of tax	37	17

Total other comprehensive income (loss)	$2,062	$(4,061)

J.     Product Warranties

        The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of May 31, 2008, is $0.5 million related to one of the company's former sport optics brands that was sold in April 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended May 31,
	2008	2007
Beginning balance	$1,504	$1,184
Warranty accrual	658	595
Labor and material usage	(495)	(407)

Ending balance	$1,667	$1,372

K.    Derivative Instruments and Hedging Activities

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

	May 31, 2008		February 29, 2008
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$3,000	$37	—	—

        At May 31, 2008, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive loss, net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying consolidated financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through November 30, 2008.

L.    Income Taxes

        During the year ended February 29, 2008, the company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, Accounting for Income Taxes, that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company's determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended May 31, 2008, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

        As of February 29, 2008 and as of May 31, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.2 million and $0.1 million, respectively. The reduction in unrecognized tax benefits is a result of expiration of the statute of limitations for various Federal and state filings. Aside from this change, management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As May 31, 2008, accrued interest related to uncertain tax positions was less than $42,000, accrued penalty was less than $13,000.

M.   New Accounting Pronouncements

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.

        In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS No. 161"). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which begins with the Company's 2010 fiscal year. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on March 1, 2008. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 159 on March 1, 2008. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed noncontrolling interests. SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in "Risk Factors" in the Company's annual report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-Q after the date of this Form 10-Q, except as required by law.

Overview of the Company

        Meade Instruments Corp. is engaged in the design, manufacture, marketing and sales of consumer optics products, primarily telescopes and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes have historically been manufactured and assembled in our U.S. and Mexico facilities. During the third quarter of fiscal 2008, we announced the closure of our U.S. manufacturing operations and the transition of high-end telescope production to our Mexico facilities. As of the first quarter ended May 31, 2008, substantially all of the manufacturing has been transferred; however, due to the transition our Mexico facility is not yet producing all high-end telescopes at levels that meet customer demand. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of three primary locations: Irvine, California; Tijuana, Mexico; and Rhede, Germany. Our California facility serves as the Company's corporate headquarters and U.S. distribution center; our Mexico facilities perform manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our Germany location is primarily engaged in the distribution of our finished products in Europe. Our business is highly seasonal and our financial results vary significantly on a quarter-by-quarter basis throughout each year.

        We believe that the Company holds valuable brand names and intellectual property that provides us with a competitive advantage in the marketplace. The Meade brand name is ubiquitous in the consumer telescope market, while the Coronado brand name represents a unique niche in the area of solar astronomy. Our Bresser® brand covers a variety of optical and other products and is primarily recognized in Europe. During fiscal 2009 we sold our Simmons, Weaver and Redfield sports optics brands and associated inventory for gross cash proceeds of $15 million.

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

        During the fiscal year ended February 29, 2008, our operating results were negatively impacted by the closure and transition of our U.S. manufacturing operations, related headcount reductions and severance costs, and aggressive reductions in inventory. During the first quarter of fiscal 2009, our operating results reflect lower revenue for the Company's high-end products coming out of Mexico due to the transition in manufacturing. In addition, the Company believes that the current economic environment is not favorable to telescope sales and that there is uncertainty over the level of revenues during the remainder of fiscal 2009. The overall turnaround of the Company is a continuing effort, and we will continue to evaluate long-term opportunities to further reduce our cost structure; these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current consolidated financial statements.

        During the third quarter of fiscal 2008, our Board of Directors formed a special committee that engaged an investment bank to assist the Company in exploring strategic alternatives. During the first four months of fiscal 2009, we sold our Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. The exploration of strategic alternatives has been ongoing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

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

        In August 2007, we completed a private placement of 3.1 million shares of the Company's common stock for gross proceeds of $5.8 million that improved the Company's liquidity. However, due to the seasonality of the Company's business, we continue to rely on our domestic credit facility to meet much of our liquidity needs. The Company was not in compliance with the restrictive covenants in the credit facility agreement as of the end of fiscal 2008; in addition from time to time in recent history the Company has not been in compliance with certain of the restrictive covenants. Although the non-compliance as of fiscal 2008 was waived through the Sixteenth Amendment to the Amended and Restated Credit Agreement between the Company and Bank of America N.A., and although we have historically been able to obtain amendments and/or waivers from our lender in the past, there is also no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that we will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, we may need to raise funds to repay our lender and there can be no assurance that such funds will be available.

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

Income taxes

        A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax basis of assets and liabilities. Significant judgment is necessary in the determination of the recoverability of the Company's deferred tax assets. Deferred tax assets are reviewed regularly for recoverability and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company's deferred tax assets.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As of May 31, 2008 the liability for income taxes associated with uncertain tax positions decreased from $0.2 million to $0.1 million due to the expiration of the statute of limitations for various Federal and state filings.

        Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of May 31, 2008, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Results of Operations

        The nature of the Company's business is highly seasonal. Historically, sales in the third quarter ended November 30th each year have been significantly higher than sales achieved in each of the other three fiscal quarters of the year. Thus expenses and to a greater extent, operating income may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007

        Net sales during the first quarter of fiscal year 2009 were $12.0 million, down approximately 32% from the prior year's first quarter net sales of $17.6 million. Of the $5.6 million decrease in net sales, approximately 50% was driven by lower revenue for high-end telescope products and accessories. The Company closed down its high-end manufacturing operations in the U.S. during the last quarter of fiscal 2008 and transferred this production to its facilities in Mexico. These facilities have not yet ramped up production to levels that meet market demand and the Company has accumulated a backlog for high-end telescopes. The Company expects to clear this backlog by the third quarter of fiscal 2009. In addition, riflescope revenue decreased by $1.7 million from the year ago levels as a result of weaker demand.

        Gross profit for the quarter ending May 31, 2008 was $2.6 million or 21% of net sales compared with $1.8 million or 10% of net sales in the prior year's comparable quarter. The improvement in gross profit margin was primarily driven by lower indirect manufacturing costs as a result of the closure of the Company's U.S. manufacturing operations. In addition, during the first quarter of fiscal 2008 the Company sold certain inventory at lower margins as part of the Company's ongoing campaign to reduce inventory levels.

        Selling expenses for the quarter ending May 31, 2008 were $1.9 million, a 14% decrease from $2.3 million for the same quarter in the prior year. While the lower sales volume contributed to the lower selling expenses, the overall decrease was also due to lower headcount and reduced discretionary spending.

        General and administrative expenses for the quarter ending May 31, 2008 were $2.8 million, consistent with the same quarter in the prior year.

        Research and development expenses for the quarter ending May 31, 2008 were $0.3 million compared with $0.4 million for the same quarter in the prior year. The decrease was principally due to headcount reductions associated with the ongoing restructuring of the Company.

        During the quarter the Company sold its Weaver and Redfield sport optics brands and associated inventory for gross cash proceeds of $8 million. This sale resulted in a gain of approximately $4.5 million. Excluding this gain, the Company would have reported a net loss of $2.7 million, or $0.12 per share.

        Interest expense was consistent at approximately $0.1 million in both comparable periods.

        Income tax expense was $0.1 million on consolidated basis compared with $0.3 million in the same quarter of fiscal 2008. The tax expense relates almost exclusively to taxes that the Company will pay in Germany for its profitable European subsidiary. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

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

Liquidity and Capital Resources

        During the three months ended May 31, 2008, the Company funded its operations principally by borrowing on its bank lines of credit, proceeds of approximately $8.0 million from the sale of its Weaver and Redfield brands and related assets and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by losses for the period, excluding the gain on its brand sales of approximately $4.5 million.

        Working capital totaled approximately $19.7 million at May 31, 2008, compared to $17.0 million at February 29, 2008. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally-generated cash flow from operating activities and short-term bank borrowings.

        The Company had $4.7 million in cash at May 31, 2008, a slight increase compared to $4.3 million at February 29, 2008. The Company's cash during its peak operating season is comprised mainly of timing differences, as cash is swept on a daily basis to pay down the Company's bank lines of credit. The Company utilizes its availability on its bank lines of credit to fund operations. Availability under its domestic bank lines of credit at May 31, 2008 was approximately $4.4 million. During the three months ended May 31, 2008, operations used approximately $2.1 million in cash, offsetting the $8.0 million in proceeds from its sale of its Weaver and Redfield brands and related assets, which the Company also used to repay its domestic line of credit. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally generated cash flow from operating activities and short-term bank borrowings.

        In June 2008, the Company sold its Simmons brand and related assets for gross proceeds of approximately $7.3 million. The cash generated from the sale of this brand, as well as the $8.0 million generated from the sale of its Weaver and Redfield brands, fully repaid the Company's domestic credit facility balance. The Company plans to implement a restructuring plan that includes headcount reductions, facility consolidation, and reductions in corporate overhead and manufacturing costs. Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009; however, such sufficiency cannot be assured. Further, the Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. The Company's U.S. credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. In addition, the opinion of our independent auditors dated June 13, 2008 expresses significant doubt about the Company's ability to continue as a going concern which triggered an automatic default under the terms of the Company's bank line of credit. On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") among Bank of America, N.A. (the "Lender"). The Sixteenth Amendment made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants. Under the Sixteenth Amendment, the Lender also waived the Company's non-compliance with the covenants under the credit agreement as of the Company's fiscal 2008 year-end and brought the Company into compliance with all covenants. From time to time in recent history the Company has not been in compliance with certain of the restrictive covenants. While the Company has historically been able to obtain amendments and/or waivers from its lender, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available.

        During the third quarter of fiscal 2008, the Company announced that the Board of Directors had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Subsequent to fiscal 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. However, the review of strategic alternatives is continuing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any strategic alternatives.

        Capital expenditures, including financed purchases of equipment, aggregated $0.1 million and $0.1 million for the three month periods ended May 31, 2008 and 2007, respectively. The Company had no material capital expenditure commitments at May 31, 2008.

Inflation

        The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in fiscal 2009 and beyond.

New Accounting Pronouncements

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

        In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS No. 161"). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2010 fiscal year. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

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

        Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on March 1, 2008. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 159 on March 1, 2008. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed noncontrolling interests. SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.

Forward-Looking Information

        The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future; the Company's expectation that it will be able to resolve its liquidity challenges through negotiation with its lenders and through restructuring its business to reduce its cost structure; the Company's expectation that it can successfully transfer its manufacturing operations without significantly disrupting its supply chain; the Company's expectations in the amounts of cost savings to be achieved through restructuring the Company; the Company's expectations that it will be able to successfully negotiate new covenants with its lender on terms favorable to the Company; the Company's ability to negotiate a potential strategic alternative, if at all; the Company's expectation that it will be able to build inventory of other necessary products in preparation for the holiday season; the Company's expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that contingent liabilities will not have a material effect on the Company's financial position or results of operations; the Company's expectation that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended May 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

        The Company's Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Not applicable.

ITEM 1.A.    RISK FACTORS

        Not applicable.

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

MEADE INSTRUMENTS CORP.
Dated: July 18, 2008	By:	/s/ STEVEN L. MUELLNER Steven L. Muellner President and Chief Executive Officer
	By:	/s/ PAUL E. ROSS Paul E. Ross Senior Vice President—Finance and Chief Financial Officer

 EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*
Filed herewith.

QuickLinks

MEADE INSTRUMENTS CORP. REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2008
TABLE OF CONTENTS
  ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, except per share data) (Unaudited)
MEADE INSTRUMENTS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, expect per share data) (Unaudited)
MEADE INSTRUMENTS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
MEADE INSTRUMENTS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, except per share data) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1.A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX