Form 10-Q
period 2008-08-31
MEADE INSTRUMENTS CORP
filed 2008-10-20
CIK 1032067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

        As of October 20, 2008, there were 23,376,570 outstanding shares of the Registrant's common stock, par value $0.01 per share.

 MEADE INSTRUMENTS CORP.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED

AUGUST 31, 2008

TABLE OF CONTENTS

 ITEM 1.    FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	August 31, 2008	February 29, 2008
ASSETS
Current assets:
Cash	$4,036	$4,301
Accounts receivable, less allowance for doubtful accounts of $639 at August 31, 2008, and $607 at February 29, 2008, respectively	9,600	8,424
Inventories	20,630	22,659
Prepaid expenses and other current assets	571	556

Total current assets	34,837	35,940
Goodwill	1,548	1,548
Acquisition-related intangible assets, net	1,421	4,346
Property and equipment, net	3,401	3,717
Other assets, net	178	241

	$41,385	$45,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$50	$5,877
Accounts payable	10,008	6,650
Accrued liabilities	5,124	5,770
Income taxes payable	467	450
Current portion of long-term debt and capital lease obligations	208	213

Total current liabilities	15,857	18,960

Long-term debt and capital lease obligations	607	936
Deferred income taxes	438	1,258
Deferred rent	160	42
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,376 and 23,316 shares issued and outstanding at August 31, 2008 and February 29, 2008, respectively	233	233
Additional paid-in capital	51,036	51,283
Retained deficit	(29,102)	(28,828)
Deferred stock compensation	(84)	(93)
Accumulated other comprehensive income	2,240	2,708

	24,323	25,303
Unearned ESOP shares	—	(707)

Total stockholders' equity	24,323	24,596

	$41,385	$45,792

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, expect per share data)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net sales	$12,562	$16,194	$24,534	$33,815
Cost of sales	9,974	13,898	19,379	29,688

Gross profit	2,588	2,296	5,155	4,127
Selling expenses	2,021	2,917	3,957	5,168
General and administrative expenses	3,313	2,712	6,159	5,550
Gain on brand sales	(796)	—	(5,264)	—
ESOP contribution expense	139	66	179	135
Research and development expenses	576	561	860	1,009

Operating loss	(2,665)	(3,960)	(736)	(7,735)
Interest expense	30	231	118	325

Loss before income taxes	(2,695)	(4,191)	(854)	(8,060)
Income tax (benefit) expense	(677)	(173)	(593)	162

Net loss	$(2,018)	$(4,018)	$(261)	$(8,222)

Net loss per share—basic and diluted	$(0.09)	$(0.20)	$(0.01)	$(0.42)

Weighted average number of shares outstanding—basic and diluted	23,368	20,054	23,352	19,745

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(261)	$(8,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of brands	(5,264)	—
Depreciation and amortization expense	599	819
ESOP contribution	179	135
Change in allowance for doubtful accounts	32	(499)
Deferred income taxes	(820)	(138)
Stock-based compensation	281	276
Deferred rent amortization	118	(73)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,176)	276
Increase in inventories	(5,031)	(8,365)
Increase in prepaid expenses and other assets	(332)	(394)
Increase in accounts payable	3,358	6,828
Decrease in accrued liabilities	(771)	(2,775)
Increase (decrease) in income taxes payable	43	(1,543)

Net cash used in operating activities	(9,045)	(13,675)

Cash flows from investing activities:
Proceeds from brand sales	15,250	—
Capital expenditures	(187)	(305)

Net cash provided by (used in) investing activities	15,063	(305)

Cash flows from financing activities:
Net proceeds from stock offering	—	5,979
Net (repayments) borrowings under bank lines of credit	(5,824)	6,109
Payments on long-term bank notes	(322)	(280)
Payments under capital lease obligations	—	(12)

Net cash (used in) provided by financing activities	(6,146)	11,796

Effect of exchange rate changes on cash	(137)	250

Net decrease in cash	(265)	(1,934)
Cash at beginning of period	4,301	4,048

Cash at end of period	$4,036	$2,114

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

        The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended August 31, 2008 and 2007, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.    Liquidity

        The Company incurred a net loss of $17.7 million in the fiscal year ended February 29, 2008 after incurring a net loss of $19.2 million in the prior fiscal year. During the third quarter of fiscal 2008, the Company announced that the Board of Directors had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Subsequent to fiscal 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15.3 million.

        During fiscal 2009, the Company sold three sports optics brands and associated inventory for gross cash proceeds of $15.3 million. The cash generated from the sale of these brands completely repaid the Company's domestic credit facility balance and provided cash for operations. The Company plans to continue implementing a restructuring plan that includes further headcount reductions, facility consolidation, and reductions in corporate overhead and manufacturing costs. Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009; however, such sufficiency cannot be assured. Further, the Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. The Company's U.S. credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. In addition, the opinion of our independent auditors dated June 13, 2008 expresses significant doubt about the Company's ability to continue as a going concern which triggered a default under the terms of the Company's bank line of credit. On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") with Bank of America, N.A. (the "Lender"). The Company cured this default through the Sixteenth Amendment to the Amended and Restated Credit

Agreement. This amendment waived the Company's non-compliance with and made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants.

        The Sixteenth Amendment to the Company's credit agreement with its lender contains provisions that reduce the Company's collateral base and availability. Depending on the Company's performance, the resulting availability may not be sufficient for the Company to fund its operations beyond the fourth quarter. As a result, the Company is evaluating its financing alternatives in the event that it needs an alternative financing arrangement.

        In addition, the credit facility expires in less than one year, and its lender may not extend the facility because the Company's projected borrowing requirements for fiscal 2010 will likely not satisfy the minimum thresholds required by its lender. As a result, the Company expects that it will be required to replace its current facility. However, there can be no assurance that the Company will be able to obtain additional financing by the fourth quarter or the replacement financing required in less than one year.

        The Company's consolidated financial statements for the fiscal year ended February 29, 2008 and year-to-date during fiscal 2009 were prepared assuming the Company would continue as a going concern; however, the Company's recurring losses and accumulated deficit raise substantial doubts about its ability to continue as a going concern. The Company's ability to continue as a going concern is in doubt as a result of a declining sales trend,

        From time to time in recent history, the Company has not been in compliance with certain of the restrictive covenants in the credit agreement. While the Company has historically been able to obtain amendments and/or waivers from its lender, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender and there can be no assurance that such funds will be available.

C.    Gain on Brand Sales

        On April 17, 2008 the Company sold its Weaver brand and associated inventory to Ammunition Accessories, Inc., a subsidiary of Alliant Techsystems Inc., for cash proceeds of $5.0 million. On April 18, 2008, the Company sold its Redfield brand to Leupold & Stevens, Inc. for cash proceeds of $3.0 million. The gain on these brand sales was approximately $4.5 million.

        On June 12, 2008, a subsidiary of Meade Instruments Corp. (the "Company") entered into an agreement and sold its Simmons brand and associated inventory to Bushnell for gross cash proceeds of $7.3 million. The gain on this brand sale was approximately $0.8 million. In connection with this sale, on June 12, 2008, the Company and certain of its subsidiaries entered into the Fifteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Fifteenth Amendment") with Bank of America, N.A. (the "Lender"). The Fifteenth Amendment released the Lender's lien on the assets divested and reduced the Company's credit facility from $20 million to $15 million.

D.    Stock Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, ("SFAS 123R") Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company's consolidated statement of operations for the three months ended August 31, 2008 and 2007, were approximately $0.2 million and $0.1 million, respectively, and were $0.3 million during the six months ended August 31, 2008 and 2007. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

        The fair value of the Company's stock options granted in the six months ended August 31, 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Expected life(1)	3.8	3.8
Expected volatility(2)	72%	69%
Risk-free interest rate(3)	2.9%	4.3%
Expected dividends	None	None

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

        As of August 31, 2008, there was approximately $1.2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years. At February 29, 2008, there was approximately $1.5 million of unrecognized compensation costs related to unvested stock options.

E.    Bank, Other Debt and Subsequent Event

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at August 31, 2008 was approximately $3.8 million. The credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. Amounts outstanding under the U.S. revolving loan bear interest at the bank's base rate (or LIBOR) plus applicable margins. The interest rate was 7.5% at August 31, 2008.

        The Sixteenth Amendment to the Company's credit agreement with its lender contains provisions that reduce the Company's collateral base and availability. Depending on the Company's performance, the resulting availability may not be sufficient for the Company to fund its operations through the fourth quarter. As a result, the Company is evaluating its financing alternatives in the event that it needs an alternative financing arrangement.

        In addition, the credit facility expires in less than one year, and its lender will not extend the facility because the Company's projected borrowing requirements for fiscal 2010 do not satisfy the new minimum thresholds required by its lender. As a result, the Company will be required to replace its current facility. However, there can be no assurance that the Company will be able to obtain additional financing for the fourth quarter or the replacement financing required in less than one year.

        The Company received an audit opinion from its independent public accountants in its fiscal 2008 Form 10-K as of June 13, 2008 that there is substantial doubt about the Company's ability to continue as a going concern. The receipt of this opinion resulted in a technical default under the terms of the Company's credit facility. On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") with Bank of America, N.A. (the "Lender"). The Sixteenth Amendment made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants. Under the Sixteenth Amendment, the Lender also waived the Company's non-compliance with the covenants under the credit agreement as of the Company's fiscal 2008 year-end and brought the Company into compliance with all covenants.

        On September 24, 2008, the Company entered into a loan agreement with VR-Bank Westmunsterland eG. The material terms and conditions of the Loan Agreement include a revolving line of credit of up to €7,500,000 through February 28, 2009. The revolving line of credit bears interest at 8.35% and is variable, depending on certain market conditions as set forth in the Loan Agreement. The interest rate on the Company's term loan adjusted to Euribor plus 2%. The revolving line of credit and term loan are collateralized by all of the assets of Meade Europe and are further collateralized by a guarantee by Meade Instruments Corp. An additional condition to the Loan Agreement is a requirement that Meade Europe maintain a minimum capitalization of approximately €5,000,000 and 30% of assets.

        Amounts outstanding under the Company's various bank and other debt instruments are as follows:

	August 31, 2008	February 29, 2008
U.S. bank revolving line of credit	$—	$5,877
European bank revolving line of credit	50	—

Total bank revolving lines of credit	$50	$5,877

European term loans	$810	$1,142
Capital lease obligations	5	7

Total debt and capital lease obligations	815	1,149
Less current portion	(208)	(213)

Total long-term debt and capital lease obligations	$607	$936

F.     Composition of Certain Balance Sheet Accounts

        The composition of inventories, net of reserves, is as follows:

	August 31, 2008	February 29, 2008
Raw materials	$3,685	$3,418
Work-in-process	3,009	2,335
Finished goods	13,936	16,906

	$20,630	$22,659

        The composition of goodwill and acquisition-related intangible assets is as follows:

	August 31, 2008		February 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,548	$—	$1,548	$—
Acquisition-related intangible assets:
Brand names	$—	—	$2,041	—
Customer relationships	—	—	1,390	(695)
Trademarks	540	(224)	1,938	(1,571)
Completed technologies	1,620	(515)	1,620	(377)
Other	56	(56)	56	(56)

Total acquisition-related intangible assets	2,216	(795)	7,045	(2,699)

Total goodwill and acquisition-related intangible assets	$3,764	$(795)	$8,593	$(2,699)

        As of August 31, 2008, the Company completed its sale of the Simmons, Redfield and Weaver brands. As a result, acquisition-related intangible assets were reduced by $2.8 million.

        The changes in the carrying amount of goodwill and acquisition-related intangible assets for the six months ended August 31, 2008, are as follows:

	Non-amortizing intangible assets	Amortizing intangible assets
Balance, net, February 29, 2008	$3,589	$2,305
Sale of brand names	(2,041)	(751)
Amortization	—	(133)

Balance, net, August 31, 2008	$1,548	$1,421

        Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amortizing intangible assets
2009	$99
2010	197
2011	197
2012	197
2013	197
Thereafter	534

Total	$1,421

        The composition of property and equipment is as follows:

	August 31, 2008	February 29, 2008
Buildings	$3,517	$3,508
Molds and dies	6,897	6,948
Machinery and equipment	4,368	4,354
Furniture and fixtures	3,358	3,612
Autos and trucks	292	246
Leasehold improvements	1,512	1,500

	19,944	20,168
Less accumulated depreciation and amortization	(16,543)	(16,451)

	$3,401	$3,717

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

        The total number of options and restricted shares outstanding were as follows:

	August 31, 2008	February 29, 2008
Stock options outstanding	1,840	2,155
Restricted shares outstanding	45	93

        A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Basic weighted average number of shares	23,368	20,054	23,352	19,745
Dilutive potential shares of common stock	—	—	—	—

Diluted weighted average number of shares outstanding	23,368	20,054	23,352	19,745
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company's common stock	1,840	3,352	1,983	3,322
Potential shares of common stock excluded from the calculation of weighted average shares	—	239	—	269

        Weighted average shares for the three and six month period ended August 31, 2008 and 2007, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

I.     Comprehensive Income (Loss)

        Comprehensive loss is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at August 31, 2008 and 2007, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three and six months ended August 31, 2008 and 2007, respectively, the Company had other comprehensive income (loss) as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net loss	$(2,018)	$(4,018)	$(261)	$(8,222)
Currency translation adjustments	(554)	111	(285)	237
Change in fair value of foreign currency forward contracts, net of tax	(219)	170	(183)	187

Total other comprehensive income (loss)	$(2,791)	$(3,737)	$(729)	$(7,798)

J.     Product Warranties

        The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of August 31, 2008, is $0.5 million related to one of the company's former sport optics brands that was sold in April 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Beginning balance	$1,667	$1,372	$1,504	$1,184
Warranty accrual	(115)	379	99	974
Labor and material usage	(31)	(298)	(82)	(705)

Ending balance	$1,521	$1,453	$1,521	$1,453

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

	August 31, 2008		February 29, 2008
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$4,250	$4,067	—	—

        At August 31, 2008, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive loss, net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying consolidated financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 28, 2009.

L.    Employee Stock Ownership Plan ("ESOP")

        The Company terminated its Employee Stock Ownership Plan ("ESOP") in August 2008, at which time all unearned ESOP shares were allocated to participants' accounts in accordance with the terms of the plan.

M.   Income Taxes

        During the year ended February 29, 2008, the company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, Accounting for Income Taxes, that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company's determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the periods ended August 31, 2008, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

        As of May 31, 2008 and as of August 31, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At August 31, 2008, accrued interest related to uncertain tax positions and accrued penalty was less than $0.1 million.

N.    New Accounting Pronouncements

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS No. 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect FAS 162 to have a material impact on the preparation of its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.

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

Overview of the Company

        Meade Instruments Corp. is engaged in the design, manufacture, marketing and sales of consumer optics products, primarily telescopes and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes have historically been manufactured and assembled in our U.S. and Mexico facilities. During the third quarter of fiscal 2008, we announced the closure of our U.S. manufacturing operations and the transition of high-end telescope production to our Mexico facilities. As of the second quarter ended August 31, 2008, substantially all of the manufacturing has been transferred; however, due to the transition our Mexico facility is not yet producing all high-end telescopes at levels that meet customer demand. This has resulted in a backlog for certain high-end telescope products and we expect to clear this backlog by the end of the fiscal year.

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

        During the fiscal year ended February 29, 2008, our operating results were negatively impacted by the closure and transition of our U.S. manufacturing operations, related headcount reductions and severance costs, and aggressive reductions in inventory. During fiscal 2009, our operating results reflect lower revenue for the Company's high-end products coming out of Mexico due to the transition in manufacturing, as well as due to the divestiture of the Simmons, Weaver and Redfield sports optics brands. In addition, the Company believes that the current economic environment is not favorable to telescope sales and that there is significant uncertainty over the level of revenues and the resulting impact on the Company's liquidity during the remainder of fiscal 2009. The overall turnaround of the Company is a continuing effort, and we will continue to evaluate long-term opportunities to further reduce our cost structure; these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current consolidated financial statements.

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

        During the third quarter of fiscal 2008, our Board of Directors formed a special committee that engaged an investment bank to assist the Company in exploring strategic alternatives. During fiscal 2009, we sold our Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15 million. The exploration of strategic alternatives has been ongoing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time there can be no assurance that the Company will be able to execute on any additional strategic alternatives.

        In August 2007, we completed a private placement of 3.1 million shares of the Company's common stock for gross proceeds of $5.8 million. However, due to the seasonality of the Company's business, we continue to rely on our domestic credit facility to meet much of our liquidity needs. The Company was not in compliance with the restrictive covenants in the credit facility agreement as of the end of fiscal 2008; in addition from time to time in recent history the Company has not been in compliance with certain of the restrictive covenants. Although the non-compliance as of fiscal 2008 was waived through the Sixteenth Amendment to the Amended and Restated Credit Agreement between the Company and Bank of America N.A., and although we have historically been able to obtain amendments and/or waivers from our lender in the past, there is also no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that we will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company may be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, we may need to raise funds to repay our lender and there can be no assurance that such funds will be available, especially in the near-term due to the recent contractions and illiquidity in the global credit markets.

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

        The Company adopted the provisions of FIN 48 on March 1, 2007. As of August 31, 2008 the liability for income taxes associated with uncertain tax positions is $0.1 million.

        Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of August 31, 2008, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

        Net sales during the second quarter of fiscal year 2009 were $12.6 million, down approximately $3.6 million or 22% from the prior year's second quarter net sales of $16.2 million. Approximately $2.7 million or 75% of the decrease in net revenue was driven by the Company's divestiture of its Simmons and Weaver sports optics brands earlier in fiscal 2009, as riflescope and binocular sales were lower in the second quarter of fiscal 2009 versus the prior year due to these divestures. The remaining $0.9 million of the decrease was driven by lower high-end telescope sales primarily due to the manufacturing transition to Mexico; the Company has not been able to ship high-end telescopes that meet demand and a backlog for these products has developed. The Company expects to clear this backlog by the end of the fiscal year.

        Gross profit for the quarter ending August 31, 2008 was $2.6 million or 21% of net sales compared with $2.3 million or 14% of net sales in the prior year's comparable quarter. The improvement in gross profit margin was primarily driven by lower indirect manufacturing costs as a result of the closure of the Company's U.S. manufacturing operations, offset in part by the lower sales volumes, and lower average selling prices due to changing product mix.

        Selling expenses for the quarter ending August 31, 2008 were $2.0 million, a 31% decrease from $2.9 million for the same quarter in the prior year. While the lower sales volume contributed to the lower selling expenses such as freight out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.

        General and administrative expenses for the quarter ending August 31, 2008 were $3.3 million compared with $2.7 million in the same quarter in the prior year. The increase in general and administrative expenses was partially due to the timing of expenses, including the non-recurrence of certain benefits that were recorded during the second quarter of the prior year, including a bad debt recovery of $0.2 million. In addition, due to the closure of its U.S. manufacturing operations, the Company is incurring excess facility costs for its Irvine, California facility. This excess space has resulted in additional general & administrative expense and the Company is actively seeking alternatives to the current facility, including sublease possibilities. In previous years, such expense was properly classified as cost of sales.

        Research and development expenses for the quarter ending August 31, 2008 were $0.6 million, consistent with the expense level for the same quarter in the prior year. The Company has maintained R&D spending in anticipation of certain new product introductions in early calendar 2009.

        ESOP expense was $0.1 million in the second quarter, consistent with prior year's expense. During the second quarter, the Company terminated its ESOP and distributed the remaining shares to eligible employees. The Company expects that the only impact of the ESOP termination on its consolidated financial statements will be the lack of associated expenses on a forward-looking basis.

        During the quarter, the Company sold its Simmons sport optics brand and associated inventory to Bushnell Outdoor Products for gross cash proceeds of $7.3 million. This sale resulted in a gain of approximately $0.8 million. Excluding this gain, the Company would have reported a net loss of $2.8 million, or $0.12 per share.

        Interest expense was de minimus during the second quarter of fiscal 2009 compared with $0.2 million in the comparable period. Due to the cash generated from the sale of Simmons, the Company reduced usage of its credit facilities during the quarter.

        Income tax benefit was $0.7 million on a consolidated basis compared with a benefit of $0.2 million in the same quarter of fiscal 2008. The tax benefit relates almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

Six Months Ended August 31, 2008 Compared to Six Months Ended August 31, 2007

        Net sales during the first six months of fiscal year 2009 were $24.5 million, down approximately 27% from the prior year's first six months net sales of $33.8 million. The decrease in net revenue was primarily driven by lower high-end telescope sales and accessories due to the manufacturing transition to Mexico and lower sales of sports optics products due to the Company's divestiture of its Simmons and Weaver sports optics brands in the current fiscal year and weaker demand for sports optics products in general. The Company closed down its high-end manufacturing operations in the U.S. during the last quarter of fiscal 2008 and transferred this production to its facilities in Mexico. These facilities have not yet ramped up production to levels that meet market demand and the Company has accumulated a backlog for high-end telescopes. The Company expects to clear this backlog by the end of fiscal 2009. However, due to the current market conditions, even if this backlog is cleared, there can be no assurance that the demand for high-end telescopes will not decrease.

        Gross profit for the six months ending August 31, 2008 was $5.2 million or 21% of net sales compared with $4.1 million or 12% of net sales in the prior year's comparable six month period. The improvement in gross profit margin was primarily driven by lower direct and indirect manufacturing costs as a result of the closure of the Company's U.S. manufacturing operations.

        Selling expenses for the six months ending August 31, 2008 were $4.0 million, a 23% decrease from $5.2 million for the same six month period in the prior year. While the lower sales volume contributed significantly to the lower selling expenses, the overall decrease was also driven by lower headcount and reduced discretionary spending.

        General and administrative expenses for the six months ending August 31, 2008 were $6.2 million compared with $5.6 million the same six month period in the prior year. The increase in general and administrative expenses was partially due to the timing of expenses, including the non-recurrence of certain benefits that were recorded during the second quarter of the prior year, including a bad debt recovery of $0.2 million. In addition, due to the closure of its U.S. manufacturing operations, the Company is incurring excess facility costs for its Irvine, California facility. This excess space has resulted in additional general & administrative expense and the Company is actively seeking alternatives to the current facility, including sublease possibilities. In previous years, such expense was properly classified as cost of sales.

        Research and development expenses for the six months ending August 31, 2008 were $0.9 million compared with $1.0 million for the same six month period in the prior year. The decrease was principally due to headcount reductions associated with the ongoing restructuring of the Company, offset partially by higher spending on development for certain new products expected to be released in calendar 2009.

        During the six months ended August 31, 2008 the Company sold its Simmons, Weaver and Redfield sport optics brands and associated inventory to three separate buyers for gross cash proceeds of approximately $15 million. These sales resulted in a gain of approximately $5.3 million. Excluding this gain, the Company would have reported a net loss of $5.5 million, or $0.24 per share.

        Interest expense decreased to $0.1 million from $0.3 million in the comparable period. Due to the cash generated from the sale of Simmons, Weaver and Redfield brands, the Company reduced it usage of its credit facilities during the period.

        Income tax benefit was $0.6 million on a consolidated basis compared to $0.2 million expense in the comparable period of the prior year. The tax benefit relates almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

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

Liquidity and Capital Resources

        During the six months ended August 31, 2008, the Company funded its operations principally from proceeds of approximately $15.3 million from the sale of its Simmons, Weaver and Redfield brands and related assets and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by operating losses for the period, excluding the gain on its brand sales of approximately $5.3 million.

        Working capital totaled approximately $19.0 million at August 31, 2008, compared to $17.0 million at February 29, 2008. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally-generated cash flows from operating activities and short-term bank borrowings.

        The Company had $4.0 million in cash at August 31, 2008, a slight decrease compared to $4.3 million at February 29, 2008. The Company had no borrowings on its domestic credit facility and minimal borrowings on its foreign credit facility at August 31, 2008, compared to $5.9 million of borrowings on its credit facilities at February 29, 2008.

        The Company utilizes its availability on its bank lines of credit to fund operations. Availability under its domestic and foreign bank lines of credit at August 31, 2008 were approximately $3.8 million and $0.8 million, respectively, in addition to the Company's cash on hand. During the six months ended August 31, 2008, operations used approximately $9.0 million in cash, offsetting the $15.3 million in proceeds from its brand sales, which the Company also used to repay its domestic line of credit.

        On September 24, 2008, the Company entered into a loan agreement with VR-Bank Westmunsterland eG. The material terms and conditions of the Loan Agreement include a revolving line of credit of up to €7.5 million through February 28, 2009. The revolving line of credit bears interest at 8.35% and is variable, depending on certain market conditions as set forth in the Loan Agreement. The interest rate on the Company's term loan adjusted to Euribor plus 2%. The revolving line of credit and term loan are collateralized by all of the assets of Meade Europe and are further collateralized by a guarantee by Meade Instruments Corp. An additional condition to the Loan Agreement is a requirement that Meade Europe maintain a minimum capitalization of approximately €5.0 million and 30% of assets.

        During fiscal 2009, the Company sold three sports optics brands for gross cash proceeds of $15.3 million. The cash generated from the sale of these brands completely repaid the Company's domestic credit facility balance. The Company plans to implement a restructuring plan that includes headcount reductions, facility consolidation, and reductions in corporate overhead and manufacturing costs. Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009; however, such sufficiency cannot be assured. Further, the Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. The Company's U.S. credit facility expires in September 2009, is collateralized by substantially all of the domestic assets of the Company and its domestic subsidiaries and contains certain financial covenants including, but not limited to, minimum EBITDA levels, minimum tangible net worth targets, minimum fixed charge coverage ratios and certain limits on capital expenditures. In addition, the opinion of our independent auditors dated June 13, 2008 expresses significant doubt about the Company's ability to continue as a going concern which triggered an automatic default under the terms of the Company's bank line of credit. On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") with Bank of America, N.A. (the "Lender"). The Company cured this default through the Sixteenth Amendment to the Amended and Restated Credit Agreement. This amendment waived the Company's non-compliance with and made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants.

        The Sixteenth Amendment to the Company's credit agreement with its lender contains provisions that reduce the Company's collateral base and availability. Depending on the Company's performance, the resulting availability may not be sufficient for the Company to fund its operations beyond the fourth quarter. As a result, the Company is evaluating its financing alternatives in the event that it needs an alternative financing arrangement.

        In addition, the credit facility expires in less than one year, and its lender may not extend the facility because the Company's projected borrowing requirements for fiscal 2010 will likely not satisfy the minimum thresholds required by its lender. As a result, the Company expects that it will be required to replace its current facility. However, there can be no assurance that the Company will be able to obtain additional financing by the fourth quarter or the replacement financing required in less than one year.

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

        During the third quarter of fiscal 2008, the Company announced that the Board of Directors had formed a special committee that has engaged an investment bank to assist the Company in exploring strategic alternatives. Subsequent to fiscal 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15.3 million. However, the review of strategic alternatives is continuing. Such alternatives may involve a financial restructuring of the Company's capital structure or potentially the sale of all or a portion of the Company. At this time, there can be no assurance that the Company will be able to execute on any strategic alternatives.

        Capital expenditures, including financed purchases of equipment, aggregated $0.2 million and $0.3 million for the six months ended August 31, 2008 and 2007, respectively. The Company had no material capital expenditure commitments at August 31, 2008.

Inflation

        The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in fiscal 2009 and beyond.

New Accounting Pronouncements

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS No. 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect FAS No. 162 to have a material impact on the preparation of the Company's consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FAS No. 142-3 will have on our financial statements.

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

Forward-Looking Information

        The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future; the Company's expectation that it will be able to resolve its liquidity challenges through negotiation with its lenders and through restructuring its business to reduce its cost structure; the Company's expectation that it can successfully transfer its manufacturing operations without significantly disrupting its supply chain; the Company's expectations in the amounts of cost savings to be achieved through restructuring the Company; the Company's expectations that it will be able to successfully negotiate new covenants with its lender on terms favorable to the Company. In the future the Company's ability to negotiate a potential strategic alternative, if at all; the Company's expectation that it will be able to build inventory of other necessary products in preparation for the holiday season; the Company's expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company's expectation that contingent liabilities will not have a material effect on the Company's financial position or results of operations; the Company's expectation that operating cash flow and bank borrowing capacity in connection with the Company's business should provide sufficient liquidity for the Company's obligations for at least the next twelve months.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended August 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

MEADE INSTRUMENTS CORP.
Dated: October 20, 2008	By:	/s/ STEVEN L. MUELLNER Steven L. Muellner President and Chief Executive Officer
	By:	/s/ PAUL E. ROSS Paul E. Ross Senior Vice President—Finance and Chief Financial Officer

 EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Steven L. Muellner*
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Paul E. Ross*
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Steven L. Muellner*
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Paul E. Ross*

*
Filed herewith.

QuickLinks

MEADE INSTRUMENTS CORP. REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2008 TABLE OF CONTENTS
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