Form 10-Q
period 2008-11-30
MEADE INSTRUMENTS CORP
filed 2009-01-16
CIK 1032067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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

        As of January 16, 2009, there were 23,376,570 outstanding shares of the Registrant's common stock, par value $0.01 per share.

 MEADE INSTRUMENTS CORP.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED

NOVEMBER 30, 2008

TABLE OF CONTENTS

ITEM 1.    FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	November 30, 2008	February 29, 2008
ASSETS
Current assets:
Cash	$354	$4,301
Accounts receivable, less allowance for doubtful accounts of $537 at November 30, 2008, and $607 at February 29, 2008, respectively	18,539	8,424
Inventories	16,249	22,659
Prepaid expenses and other current assets	530	556

Total current assets	35,672	35,940
Goodwill	1,548	1,548
Acquisition-related intangible assets, net	1,356	4,346
Property and equipment, net	3,046	3,717
Other assets, net	188	241

	$41,810	$45,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$5,967	$5,877
Accounts payable	7,150	6,650
Accrued liabilities	5,376	5,770
Accrued lease termination fee	1,200	—
Income taxes payable	838	450
Current portion of long-term debt and capital lease obligations	174	213

Total current liabilities	20,705	18,960

Long-term debt and capital lease obligations	480	936
Deferred income taxes	379	1,258
Deferred rent	174	42
Commitments and contingencies
Stockholders' equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,377 and 23,316 shares issued and outstanding at November 30, 2008 and February 29, 2008, respectively	233	233
Additional paid-in capital	51,176	51,283
Retained deficit	(31,880)	(28,828)
Deferred stock compensation	(84)	(93)
Accumulated other comprehensive income	627	2,708

	20,072	25,303
Unearned ESOP shares	—	(707)

Total stockholders' equity	20,072	24,596

	$41,810	$45,792

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, expect per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net sales	$23,429	$51,441	$47,963	$85,256
Cost of sales	17,910	42,789	37,289	72,477

Gross profit	5,519	8,652	10,674	12,779
Selling expenses	2,363	5,001	6,320	10,169
General and administrative expenses	3,156	2,383	9,316	7,932
Loss (Gain) on brand sales	62	—	(5,203)	—
ESOP contribution expense	—	57	179	192
Restructuring Costs	1,548	365	1,548	365
Research and development expenses	441	437	1,301	1,446

Operating income (loss)	(2,051)	409	(2,787)	(7,325)
Interest expense	85	555	203	880

Loss before income taxes	(2,136)	(146)	(2,990)	(8,205)
Income tax expense	654	1,476	62	1,638

Net loss	$(2,790)	$(1,622)	$(3,052)	$(9,843)

Net loss per share—basic and diluted	$(0.12)	$(0.07)	$(0.13)	$(0.47)

Weighted average number of shares outstanding—basic and diluted	23,377	22,973	23,360	20,916

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,052)	$(9,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on brand sales	(5,203)	—
Inventory impairment	—	3,376
Gain on sale of fixed assets	—	24
Depreciation and amortization expense	836	1,186
ESOP contribution	179	192
Change in allowance for doubtful accounts	70	(594)
Deferred income taxes	(762)	(246)
Stock-based compensation	421	411
Deferred rent amortization	132	(151)
Changes in assets and liabilities:
Increase in accounts receivable	(12,660)	(23,592)
Increase in inventories	(1,421)	(2,525)
Increase in prepaid expenses and other assets	(49)	(397)
Increase in accounts payable	729	4,530
Decrease in accrued liabilities	(1,033)	(1,978)
Increase in accrued lease termination fee	1,200	—
Increase (decrease) in income taxes payable	388	(4)

Net cash used in operating activities	(20,225)	(29,611)

Cash flows from investing activities:
Proceeds from brand sales	15,250	—
Capital expenditures	(387)	(490)

Net cash provided by (used in) investing activities	14,863	(490)

Cash flows from financing activities:
Net proceeds from stock offering	—	5,855
Net borrowings under bank lines of credit	1,261	20,575
Payments on long-term bank notes	(369)	(343)
Payments under capital lease obligations	(6)	(17)

Net cash provided by financing activities	886	26,070

Effect of exchange rate changes on cash	529	173

Net decrease in cash	(3,947)	(3,858)
Cash at beginning of period	4,301	4,048

Cash at end of period	$354	$190

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

        The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company's net sales and operating income typically occur in the third quarter of the Company's fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended November 30, 2008 and 2007, respectively, are not necessarily indicative of the operating results for the entire fiscal year.

B.    Liquidity

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at November 30, 2008 was approximately $2.5 million. The interest rate was 6.5% at November 30, 2008.

        The Company received an audit opinion from its independent public accountants in its fiscal 2008 Form 10-K as of June 13, 2008 that there is substantial doubt about the Company's ability to continue as a going concern. The receipt of this opinion resulted in a technical default under the terms of the Company's credit facility at that date.

        On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") with Bank of America, N.A. ("Bank of America"). The Sixteenth Amendment made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants. Under the Sixteenth Amendment, the Lender also waived the Company's non-compliance with the covenants under the credit agreement as of the Company's fiscal 2008 year-end and brought the Company into compliance with all covenants.

        At November 30, 2008, the Company was not in compliance with the minimum EBITDA covenant as set forth in the Sixteenth Amendment. The Company is working with its lender to obtain a waiver or amendment; however, there can be no assurance that such waiver will be obtained. In addition, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company will be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender, and there can be no assurance that such funds will be available.

        In addition, the Sixteenth Amendment to the Company's credit agreement with Bank of America also contained provisions that reduced the Company's collateral base and availability. Depending on the Company's performance, the resulting availability may not be sufficient for the Company to fund its operations. In addition, the credit facility with Bank of America expires in September 2009 and the Company expects that Bank of America may not extend the facility because the Company's projected borrowing requirements for fiscal 2010 do not satisfy the current minimum thresholds required by Bank of America. As a result, the Company is planning to replace its current credit facility, but there can be no assurance the Company will be able to do so.

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

D.    Restructuring Costs

        On January 8, 2009, the Company signed a letter of intent with the lessor of its Irvine, California location to terminate its operating lease of that facility prior to its expiration date of September 30, 2012, and to enter into a new lease on a smaller facility. While not binding, the letter of intent is expected to be the foundation for a final agreement to be executed during the fourth quarter of fiscal 2009. In accordance the SFAS 5 "Accounting for Contingencies," the Company has recognized the estimated cost of the lease termination cost of $1.2 million in the third quarter ended November 30, 2008. The termination fee is likely to be paid as follows:

Due and payable on or before termination date	$500
May 1, 2009	200
August 1, 2009	200
November 1, 2009	300

Total termination fee	$1,200

        The expected new facility is approximately 25,000 square feet, compared to its existing facility of approximately 160,000 square feet, and will house the Company's corporate offices and U.S. distribution center. Management believes that the new facility is adequate for its operations going forward now that manufacturing operations have been relocated to its Mexico operation. The annual facility costs are expected to decrease by approximately $1.4 million annually.

        The additional restructuring costs of $0.3 million relate primarily to severance for headcount reductions that were enacted and paid during the third quarter ended November 30, 2008 in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        During the third quarter ended November 30, 2007, the Company announced a restructuring that involved the closure of the Company's manufacturing operations in Irvine, California; transfer of these production activities to the Company's manufacturing facility in Tijuana, Mexico; a reduction in the number of SKUs offered by the Company as a means of streamlining its manufacturing operations; and a significant reduction in headcount in the Company's Irvine, California location. In connection with this, the Company recognized $0.3 million in restructuring costs in the third quarter that relate exclusively to the severance costs incurred that were paid during the third quarter or are expected to be paid during the fourth quarter in accordance with SFAS 146.

        In addition to the restructuring charge, the Company also recognized an inventory write off of approximately $3.4 million. Approximately $0.4 million of the write down occurred in the normal course of the Company analyzing its inventory position relative to historical and projected usage of inventory. The additional write-down of $3.0 million relates primarily to the Company's decision to reduce the number of SKUs to be produced and the write-down of additional inventory in the process of cleaning up and closing down manufacturing operations, including decisions to scrap rather than transfer certain material to the new manufacturing location.

E.    Stock Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, ("SFAS 123R") Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company's consolidated statement of operations for the three months ended November 30, 2008 and 2007, were approximately $0.2 million and $0.1 million, respectively, and were $0.4 million during the nine months ended November 30, 2008 and 2007. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

        The fair value of the Company's stock options granted in the nine months ended November 30, 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

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

        As of November 30, 2008, there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4 years. At February 29, 2008, there was approximately $1.5 million of unrecognized compensation costs related to unvested stock options.

F.     Bank, Other Debt

        The Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity. Availability under the U.S. revolving loan (which is subject to a borrowing base with standard advance rates against eligible accounts receivable and inventories) at November 30, 2008 was approximately $2.5 million. The interest rate was 6.5% at November 30, 2008.

        The Company received an audit opinion from its independent public accountants in its fiscal 2008 Form 10-K as of June 13, 2008 that there is substantial doubt about the Company's ability to continue as a going concern. The receipt of this opinion resulted in a technical default under the terms of the Company's credit facility at that date.

        On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") with Bank of America, N.A. ("Bank of America"). The Sixteenth Amendment made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants. Under the Sixteenth Amendment, the Lender also waived the Company's non-compliance with the covenants under the credit agreement as of the Company's fiscal 2008 year-end and brought the Company into compliance with all covenants.

        At November 30, 2008, the Company was not in compliance with the minimum EBITDA covenant as set forth in the Sixteenth Amendment. The Company is working with its lender to obtain a waiver or amendment; however, there can be no assurance that such waiver will be obtained. In addition, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company will be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender, and there can be no assurance that such funds will be available.

        In addition, the Sixteenth Amendment to the Company's credit agreement with Bank of America also contained provisions that reduced the Company's collateral base and availability. Depending on the Company's performance, the resulting availability may not be sufficient for the Company to fund its operations. In addition, the credit facility with Bank of America expires in September 2009 and the Company expects that Bank of America may not extend the facility because the Company's projected borrowing requirements for fiscal 2010 do not satisfy the current minimum thresholds required by Bank of America. As a result, the Company is planning to replace its current credit facility, but there can be no assurance the Company will be able to do so.

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

        Amounts outstanding under the Company's various bank and other debt instruments are as follows:

	November 30, 2008	February 29, 2008
U.S. bank revolving line of credit	$385	$5,877
European bank revolving line of credit	5,582	—

Total bank revolving lines of credit	$5,967	$5,877

European term loans	$654	$1,142
Capital lease obligations	—	7

Total debt and capital lease obligations	654	1,149
Less current portion	(174)	(213)

Total long-term debt and capital lease obligations	$480	$936

G.    Composition of Certain Balance Sheet Accounts

        The composition of net inventories is as follows:

	November 30, 2008	February 29, 2008
Raw materials	$3,324	$3,418
Work-in-process	1,684	2,335
Finished goods	11,241	16,906

	$16,249	$22,659

        The composition of goodwill and acquisition-related intangible assets is as follows:

	November 30, 2008		February 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,548	$—	$1,548	$—
Acquisition-related intangible assets:
Brand names	$—	—	$2,041	—
Customer relationships	—	—	1,390	(695)
Trademarks	540	(239)	1,938	(1,571)
Completed technologies	1,620	(565)	1,620	(377)
Other	56	(56)	56	(56)

Total acquisition-related intangible assets	2,216	(860)	7,045	(2,699)

Total goodwill and acquisition-related intangible assets	$3,764	$(860)	$8,593	$(2,699)

        During the nine months ended November 30, 2008, the Company completed its sale of the Simmons, Redfield and Weaver brands. As a result, acquisition-related intangible assets were reduced by $2.8 million.

        The changes in the carrying amount of goodwill and acquisition-related intangible assets for the nine months ended November 30, 2008, are as follows:

	Non-amortizing intangible assets	Amortizing intangible assets
Balance, net, February 29, 2008	$3,589	$2,305
Sale of brand names	(2,041)	(751)
Amortization	—	(198)

Balance, net, November 30, 2008	$1,548	$1,356

        Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amortizing intangible assets
2009	$198
2010	197
2011	197
2012	197
2013	197
Thereafter	370

Total	$1,356

        The composition of property and equipment is as follows:

	November 30, 2008	February 29, 2008
Buildings	$3,508	$3,508
Molds and dies	6,627	6,948
Machinery and equipment	4,424	4,354
Furniture and fixtures	3,366	3,612
Autos and trucks	292	246
Leasehold improvements	1,512	1,500

	19,729	20,168
Less accumulated depreciation and amortization	(16,683)	(16,451)

	$3,046	$3,717

H.    Commitments and Contingencies

        The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

I.     Loss Per Share

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

        The total number of options and restricted shares outstanding were as follows:

	November 30, 2008	February 29, 2008
Stock options outstanding	1,821	2,155
Restricted shares outstanding	45	93

        A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Basic weighted average number of shares	23,377	22,973	23,360	20,916
Dilutive potential shares of common stock	—	—	—	—

Diluted weighted average number of shares outstanding	23,377	22,973	23,360	20,916
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company's common stock	1,821	2,970	1,913	3,215
Potential shares of common stock excluded from the calculation of weighted average shares	—	107	—	144

        Weighted average shares for the three and nine month period ended November 30, 2008 and 2007, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

J.     Comprehensive Income (Loss)

        Comprehensive loss is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and, at November 30, 2008 and 2007, includes foreign currency translation adjustments and adjustments to the fair value of highly effective derivative instruments. For the three and nine months ended November 30, 2008 and 2007, respectively, the Company had other comprehensive income (loss) as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net loss	$(2,790)	$(1,622)	$(3,052)	$(9,843)
Currency translation adjustments	(1,527)	667	(1,813)	904
Change in fair value of foreign currency forward contracts, net of tax	(86)	216	(268)	403

Total other comprehensive income (loss)	$(4,403)	$(739)	$(5,133)	$(8,536)

K.    Product Warranties

        The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade and Bresser branded products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of November 30, 2008, is $0.7 million related to the company's former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Beginning balance	$1,521	$1,453	$1,504	$1,184
Warranty accrual	(119)	220	(20)	1,193
Labor and material usage	(38)	(111)	(120)	(815)

Ending balance	$1,364	$1,562	$1,364	$1,562

L.    Derivative Instruments and Hedging Activities

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

	November 30, 2008		February 29, 2008
	Notional amount	Fair Value	Notional amount	Fair Value
Forward currency contracts	$1,650	$1,381	—	—

        At November 30, 2008, the fair value of forward currency contracts is recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the cash flow forward currency contracts have been recorded as a component of accumulated other comprehensive loss, net of tax, as these items have been designated and qualify as cash flow hedges. Due to continuing taxable losses, the Company has provided an allowance against all tax benefits generated during the quarter. Therefore, the change in the fair value of the cash flow forward currency contracts is presented in the accompanying consolidated financial statements with no net tax benefit. The settlement dates on the forward currency contracts vary based on the underlying instruments through February 28, 2009.

M.   Employee Stock Ownership Plan ("ESOP")

        The Company terminated its Employee Stock Ownership Plan ("ESOP") in August 2008, at which time all unearned ESOP shares were allocated to participants' accounts in accordance with the terms of the plan.

N.    Income Taxes

        The provision for income taxes as of November 30, 2008, relate almost exclusively to the Company's profitable European subsidiary.

        During the year ended February 29, 2008, the company recorded a full valuation allowance against its deferred tax assets. The Company determined, in accordance with SFAS No. 109, Accounting for Income Taxes, that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company's determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended November 30, 2008, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

        The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.

        As of August 31, 2008 and as of November 30, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At November 30, 2008, accrued interest related to uncertain tax positions and accrued penalty was less than $0.1 million.

O.    New Accounting Pronouncements

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

Overview of the Company

        Meade Instruments Corp. is engaged in the design, manufacture, marketing and sales of consumer optics products, primarily telescopes and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes have historically been manufactured and assembled in our U.S. and Mexico facilities. During the third quarter of fiscal 2008, we announced the closure of our U.S. manufacturing operations and the transition of high-end telescope production to our Mexico facilities. Although substantially all of the manufacturing has been transferred, due to the transition our Mexico facility is not yet producing all high-end telescopes at levels that meet customer demand. This has resulted in a backlog for certain high-end telescope products.

        Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the North America and the rest of the world. We currently operate out of three primary locations: Irvine, California; Tijuana, Mexico; and Rhede, Germany. Our California facility serves as the Company's corporate headquarters and U.S. distribution center; our Mexico facilities perform manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our Germany location is primarily engaged in the distribution of our finished products in Europe under the Meade, Coronado and Bresser® brand names. Our business is highly seasonal and our financial results vary significantly on a quarter-by-quarter basis throughout each year.

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

        During the fiscal year ended February 29, 2008, our operating results were negatively impacted by the costs of the closure and transition of our U.S. manufacturing operations, related headcount reductions and severance costs, and aggressive reductions in inventory. During fiscal 2009, our operating results reflect lower revenue for the Company's high-end products coming out of Mexico due to the transition in manufacturing; lower revenue due to the divestiture of the Simmons, Weaver and Redfield sports optics brands; and overall weakness in demand for our products in the recessionary economy. The Company believes that its products are largely discretionary in nature and that the current economic environment is likely to have a negative effect on telescope sales. There is significant uncertainty over the level of revenues and the resulting impact on the Company's liquidity during the remainder of fiscal 2009 and fiscal 2010. The overall turnaround of the Company is a continuing effort, and we will continue to evaluate long-term opportunities to further reduce our cost structure; these opportunities, if executed upon, may result in additional short-term costs that must be recognized in our current consolidated financial statements.

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

        During the second quarter of fiscal 2008, we completed a private placement of 3.1 million shares of the Company's common stock for gross proceeds of $5.8 million. However, due to the seasonality of the Company's business, we continue to rely on our domestic credit facility to meet much of our liquidity needs.

        At November 30, 2008, the Company was not in compliance with the minimum EBITDA covenant as set forth in the Sixteenth Amendment. The Company is working with its lender to obtain a waiver or amendment; however, there can be no assurance that such waiver will be obtained. In addition, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company will be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender, and there can be no assurance that such funds will be available.

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

Revenue Recognition

        The Company's revenue recognition policy complies with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectability is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company's estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company's products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management's estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management's estimates depending on actual market conditions at the time of the return.

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

        The Company adopted the provisions of FIN 48 on March 1, 2007. As of November 30, 2008 the liability for income taxes associated with uncertain tax positions is $0.1 million.

        Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of March 1, 2007 and as of November 30, 2008, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

        Net sales during the third quarter of fiscal year 2009 were $23.4 million, down approximately $28.0 million or 54% from the prior year's third quarter net sales of $51.4 million, due in part to a very challenging macro-economic environment. Reduced distribution outlets, increased competition and weak demand all contributed to the decrease in net revenue. Net revenue was also impacted by the divestiture earlier in the year of the Company's Simmons, Weaver and Redfield sport optics brands. Further, the sales decline was also due to lower sales of the Company's high-end telescopes and related accessories due to the continued ramp-up of the Company's manufacturing facility in Mexico, which is still not producing high-end telescopes at levels that meet customer demand, resulting in backlog for certain high-end telescopes. Revenue associated with sports optics products decreased $6.8 million from the third quarter in the prior year, primarily due to the divestiture of the sports optics brands.

        Gross profit for the quarter ending November 30, 2008 was $5.5 million or 24% of net sales compared with $8.7 million or 17% of net sales in the prior year's comparable quarter. The improvement in gross profit margin was primarily driven by the non-recurrence of inventory write-downs that occurred during the third quarter of the prior year and lower indirect manufacturing costs as a result of the closure of the Company's U.S. manufacturing operations. These improvements were partially offset by the lower sales volumes and lower average selling prices due to changing product mix.

        Selling expenses for the quarter ending November 30, 2008 were $2.4 million, a 53% decrease from $5.0 million for the same quarter in the prior year. While the lower sales volume was the primary contributor to the lower selling expenses such as freight out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.

        General and administrative expenses for the quarter ending November 30, 2008 were $3.2 million compared with $2.4 million in the same quarter in the prior year. Most of the increase in general and administrative expenses was due to excess facility costs for our Irvine, California facility. This excess space has resulted in additional general & administrative expense and the Company is actively seeking alternatives to the current facility, including sublease possibilities. In previous years, such expense was properly classified as cost of sales.

        Research and development expenses for the quarter ending November 30, 2008 were $0.4 million, consistent with the expense level for the same quarter in the prior year. The Company has maintained R&D spending in anticipation of certain new product introductions in calendar 2009.

        ESOP expense was $0 in the third quarter. During the second quarter of the current year, the Company terminated its ESOP and distributed the remaining shares to eligible employees.

        Restructuring costs of $1.5 million consisted of an anticipated $1.2 million lease termination fee expected to be incurred related to the Company's Irvine, CA facility and $0.3 million in severance for headcount reductions enacted and paid during the quarter. The Company expects to pay the $1.2 million in lease terminations in installments during fiscal 2010.

        Interest expense was $0.1 million during the third quarter of fiscal 2009 compared with $0.6 million in the comparable period. The decrease was primarily due to lower borrowings during the quarter.

        Income tax expense was $0.7 million on a consolidated basis compared with expense of $1.5 million in the same quarter of fiscal 2008. The tax expense relates almost exclusively to the Company's profits in Europe. The Company did not record any income tax provision or benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

        Net sales during the first nine months of fiscal year 2009 were $48.0 million, down approximately 44% from the prior year's first nine months net sales of $85.3 million, due in part to a very challenging macro-economic environment. Reduced distribution outlets, increased competition and weak demand all contributed to the decrease in net revenue. Net revenue was also impacted by the divestiture earlier in the year of the Company's Simmons, Weaver and Redfield sport optics brands. Further, the sales decline was also due to lower sales of the Company's high-end telescopes and related accessories due to the continued ramp-up of the Company's manufacturing facility in Mexico, which is still not producing high-end telescopes at levels that meet customer demand, resulting in backlog for certain high-end telescopes. Revenue associated with sports optics products decreased $10.5 million from the third quarter in the prior year, primarily due to the divestiture of the sports optics brands.

        Gross profit for the nine months ending November 30, 2008 was $10.7 million or 22% of net sales compared with $12.8 million or 15% of net sales in the prior year's comparable nine month period. The improvement in gross profit margin was primarily driven by the non-recurrence of inventory write-downs that occurred during the prior year and lower indirect manufacturing costs as a result of the closure of the Company's U.S. manufacturing operations. These improvements were partially offset by the lower sales volumes and lower average selling prices due to changing product mix.

        Selling expenses for the nine months ending November 30, 2008 were $6.3 million, a 38% decrease from $10.2 million for the same nine month period in the prior year. While the lower sales volume was the primary contributor to the lower selling expenses such as freight out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.

        General and administrative expenses for the nine months ending November 30, 2008 were $9.3 million compared with $7.9 million in the same nine month period in the prior year. Most of the increase in general and administrative expenses was due to excess facility costs for our Irvine, California facility. This excess space has resulted in additional general & administrative expense and the Company is actively seeking alternatives to the current facility, including sublease possibilities. In previous years, such expense was properly classified as cost of sales.

        Research and development expenses for the nine months ending November 30, 2008 were $1.3 million compared with $1.4 million for the same nine month period in the prior year. The decrease was principally due to headcount reductions and lower consulting fees associated with the ongoing restructuring of the Company, offset partially by higher spending on development for certain new products expected to be released in calendar 2009.

        Restructuring costs of $1.5 million consisted of an anticipated $1.2 million lease termination fee expected to be incurred related to the Company's Irvine, CA facility and $0.3 million in severance for headcount reductions enacted and paid during the quarter. The Company expects to pay the $1.2 million in lease terminations in installments during fiscal 2010.

        During the nine months ended November 30, 2008 the Company sold its Simmons, Weaver and Redfield sport optics brands and associated inventory to three separate buyers for gross cash proceeds of approximately $15 million. These sales resulted in a gain of approximately $5.2 million. Excluding this gain, the Company would have reported a net loss of $8.3 million, or $0.35 per share.

        Interest expense decreased to $0.2 million from $0.9 million in the comparable period. The decrease was primarily due to lower borrowings during the quarter. Income tax expense was $0.1 million on a consolidated basis compared with expense of $1.6 million in the same quarter of fiscal 2008. The tax expense relates almost exclusively to the Company's profits in Europe, which was offset by the write off of certain deferred tax liabilities associated with the intangible assets sold as part of the Simmons, Weaver and Redfield brand sales. The Company did not record any income tax benefit in the U.S. due to its loss from operations, level of net operating losses and valuation allowances placed against the deferred tax assets.

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

Liquidity and Capital Resources

        During the nine months ended November 30, 2008, the Company funded its operations principally from proceeds of approximately $15.3 million from the sale of its Simmons, Weaver and Redfield brands and related assets and by utilizing its cash on hand. Cash flow from operating activities was negatively affected principally by operating losses for the period, excluding the gain on its brand sales of approximately $5.3 million.

        Working capital totaled approximately $15.0 million at November 30, 2008, compared to $17.0 million at February 29, 2008. Working capital requirements fluctuate during the year due to the seasonal nature of the business. These requirements are typically financed through a combination of internally-generated cash flows from operating activities and short-term bank borrowings.

        The Company had $0.4 million in cash at November 30, 2008, a decrease compared to $4.3 million at February 29, 2008. The Company had $0.4 million of borrowings on its domestic credit facility and $5.6 million of borrowings on its foreign credit facility at November 30, 2008, compared to $5.9 million of borrowings on its credit facilities at February 29, 2008.

        The Company utilizes its availability on its bank lines of credit to fund operations. Availability under its domestic and foreign bank lines of credit at November 30, 2008 was approximately $2.5 million and $3.9 million, respectively, in addition to the Company's cash on hand. During the nine months ended November 30, 2008, operations used approximately $20.2 million in cash, offsetting the $15.3 million in proceeds from its brand sales, which the Company used to repay its domestic line of credit.

        During fiscal 2009, the Company sold three sports optics brands for gross cash proceeds of $15.3 million. The cash generated from the sale of these brands completely repaid the Company's domestic credit facility balance. The Company plans further headcount reductions, facility consolidation, and reductions in corporate overhead and manufacturing costs. Cash flow projections developed by management indicate the Company believes that it will have sufficient liquidity and capital resources to support current operations through fiscal 2009; however, such sufficiency cannot be assured. Further, the Company continues to depend on operating cash flow and availability under its bank lines of credit to provide short-term liquidity.

        The Company received an audit opinion from its independent public accountants in its fiscal 2008 Form 10-K as of June 13, 2008 that there is substantial doubt about the Company's ability to continue as a going concern. The receipt of this opinion resulted in a technical default under the terms of the Company's credit facility at that date.

        On July 15, 2008, the Company entered into the Sixteenth Amendment to the Amended and Restated Credit Agreement dated as of October 25, 2002 (the "Sixteenth Amendment") with Bank of America, N.A. ("Bank of America"). The Sixteenth Amendment made the following key changes to the credit agreement: (1) reduced the revolver line amount from $15 million currently to $12 million at November 30, 2008 and $10 million at December 31, 2008; (2) decreased certain amounts of collateral to be used in the borrowing base calculations; and (3) set minimum EBITDA, tangible net worth and capital expenditure requirements measured on a monthly basis and set minimum fixed charge coverage ratio covenants. Under the Sixteenth Amendment, the Lender also waived the Company's non-compliance with the covenants under the credit agreement as of the Company's fiscal 2008 year-end and brought the Company into compliance with all covenants.

        At November 30, 2008, the Company was not in compliance with the minimum EBITDA covenant as set forth in the Sixteenth Amendment. The Company is working with its lender to obtain a waiver or amendment; however, there can be no assurance that such waiver will be obtained. In addition, there is no guarantee that the Company will be in compliance with the restrictive covenants in the future, and in the event of noncompliance, there is no guarantee that the Company will be able to obtain an amendment or waiver. If no amendment or waiver is obtained, the Company will be in default under the provisions of the credit facility and the Company's lender may accelerate repayment. In this event, the Company may need to raise funds to repay its lender, and there can be no assurance that such funds will be available.

        In addition, the Sixteenth Amendment to the Company's credit agreement with Bank of America also contained provisions that reduced the Company's collateral base and availability. Depending on the Company's performance, the resulting availability may not be sufficient for the Company to fund its operations. In addition, the credit facility with Bank of America expires in September 2009 and the Company expects that Bank of America may not extend the facility because the Company's projected borrowing requirements for fiscal 2010 do not satisfy the current minimum thresholds required by Bank of America. As a result, the Company is planning to replace its current credit facility, but there can be no assurance the Company will be able to do so.

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

        Capital expenditures, including financed purchases of equipment, aggregated $0.4 million and $0.5 million for the nine months ended November 30, 2008 and 2007, respectively. The Company had no material capital expenditure commitments at November 30, 2008.

Inflation

        The Company believes that inflation in China has had a material effect on the results of operations. The Company has experienced cost increases on product imported from China, but in many cases has not been able to pass on the price increases to customers due to U.S. market characteristics, thereby costing the Company margin. There can be no assurance that the Company's business will not be further affected by inflation in fiscal 2010 and beyond.

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

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended November 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

        The Company's Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Not applicable.

ITEM 1A.    RISK FACTORS

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

MEADE INSTRUMENTS CORP.
Dated: January 16, 2009	By:	/s/ STEVEN L. MUELLNER Steven L. Muellner President and Chief Executive Officer
	By:	/s/ PAUL E. ROSS Paul E. Ross Senior Vice President—Finance and Chief Financial Officer

QuickLinks

MEADE INSTRUMENTS CORP. REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2008 TABLE OF CONTENTS
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
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES