Form 10-K/A
period 2008-02-29
MEADE INSTRUMENTS CORP
filed 2009-03-30
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22183

MEADE INSTRUMENTS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2988062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification)

27 Hubble, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 451-1450

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant To Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Non-accelerated filer ☐	Large Accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was approximately $34.0 million as of August 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of June 6, 2008, there were 23,376,570 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2008 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended February 29, 2008 (the “2008 Form 10-K”), as filed with the Securities and Exchange Commission on June 13, 2008, to revise the disclosure required by Item 9A(T) and to amend the certifications of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

This Form 10-K/A is solely limited to revising Item 9A(T) and amending the certifications.  This Form 10-K/A does not reflect events occurring after the filing of the 2008 Form 10-K or modify or update the disclosures contained in the 2008 Form 10-K in any way other than as required to reflect the changes discussed above.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Form 10-K/A, the certifications pursuant to Section 906 of SOX, filed as exhibits to the 2008 Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as exhibits hereto.

PART II

Item 9A(T).  Control and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because we failed to include the Management’s Annual Report on Internal Control Over Financial Reporting in our Form 10-K for the fiscal year ended February 29, 2008. We remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Form 10-K to include the required management’s report. We have implemented additional controls and procedures designed to ensure that disclosures provided by the Company meet the then current requirements of the applicable filing made under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that as of February 29, 2008, our internal control over financial reporting is effective.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Company management has concluded that the internal controls over financial reporting provide reasonable assurance that the objectives of our control system are met.  However, Company management (including the Chief Executive Officer and Chief Financial Officer) does not expect that the internal controls will prevent all errors and all fraud.

Changes in Controls over Financial Reporting.

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2009	MEADE INSTRUMENTS CORP.

/s/ JOHN A. ELWOOD
John A. Elwood
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ STEVEN G. MURDOCK	Chief Executive Officer and Director	March 27, 2009
Steven G. Murdock	(Principal Executive Officer)

/s/ JOHN A. ELWOOD	Vice President—Finance and Chief Financial Officer	March 27, 2009
John A. Elwood	(Principal Financial and Accounting Officer)

/s/ TIMOTHY C. MCQUAY	Director and Chairman of the Board	March 27, 2009
Timothy C. McQuay

/s/ FREDERICK H. SCHNEIDER, JR.	Director	March 27, 2009
Frederick H. Schneider, Jr.

/s/ PAUL D. SONKIN	Director	March 27, 2009
Paul D. Sonkin

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer