Form 10-Q/A
period 2008-05-31
MEADE INSTRUMENTS CORP
filed 2009-03-30
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22183

MEADE INSTRUMENTS CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-2988062
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

27 Hubble, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

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

As of July 11, 2008, there were 23,376,570 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission on July 18, 2008, to revise the disclosure required by Item 4T and to amend the certifications of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

This Form 10-Q/A is solely limited to revising Item 4T and amending the certifications.  This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosures contained in the Original Form 10-Q in any way other than as required to reflect the changes discussed above.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Form 10-Q/A, the certifications pursuant to Section 906 of SOX, filed as exhibits to the Original Form 10-Q, have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as exhibits hereto.

PART I — Financial Information

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended May 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 6.  Exhibits and Financial Statement Schedules

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

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2009	MEADE INSTRUMENTS CORP.

/s/ JOHN A. ELWOOD
John A. Elwood
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

3

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