Form 10-Q/A
period 2008-11-30
MEADE INSTRUMENTS CORP
filed 2009-03-30
CIK 1032067

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

Yes ☐ No ☒

As of January 16, 2009, there were 23,376,570 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission on January 16, 2009, to revise the disclosure required by Item 4T and to amend the certifications of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

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

PART I — Financial Information

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended November 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended November 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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