Form 10-K
period 2009-02-28
MEADE INSTRUMENTS CORP
filed 2009-06-15
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 28, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Non-accelerated filer ☐	Large Accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was approximately $9.2 million as of August 31, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of June 15, 2009, there were 23,346,328 outstanding shares of the Registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 6, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
Meade Instruments Corp., a Delaware corporation, (“Meade” or the “Company”) is a consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, and other consumer optical products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. The Company’s brands, which include Meade® and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the LX200® series of telescopes that combine the state-of-the-art LX200 with the precision of Advanced Coma Free (“ACF”) optics; the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope; and the Deep Sky Imager™ (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer optical products.
The Company continues to offer numerous telescope and binocular models as well as hundreds of accessory products for amateur astronomy and sporting goods consumers. The Company’s telescopes range in aperture from under 2 inches to 16 inches and in retail price from less than $50 to almost $16,000. The Company offers several families of binoculars at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer, an avid naturalist, a hunter or someone just looking for a good binocular, Meade offers a complete range of quality products to satisfy the consumer optics buyer.
Founded in 1972, Meade has a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed its less-expensive telescopes to beginning and intermediate amateur astronomers. The Company is a supplier of consumer optics to such retailers as Costco, Sam’s Club and Target, as well as a number of specialty dealers worldwide.
The Company has consistently emphasized a business plan that is concentrated on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $1.6 million and $1.9 million on research and development during fiscal years 2009 and 2008, respectively. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products, other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.
The Company manufactures a complete line of advanced astronomical telescopes. Parts and components for the advanced telescopes are manufactured and assembled in the Company’s U.S. and Mexico facilities. Many of the Company’s less-expensive telescopes and its binoculars, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia.
The Company complements its efforts in new product development with a targeted marketing plan. The Company’s marketing plan includes a state-of-the-art web site, print advertising in astronomy, outdoor related magazines and, at times, in general consumer magazines, as well as jointly developed advertising campaigns with many of the Company’s key retail partners, and point-of-sale marketing displays.
In the United States and Canada, the Company distributes its products through a network of more than 400 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 5,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. Meade also sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. These foreign distributors include the Company’s former European distribution operations (“Meade Europe”). Excluding products sold by Meade Europe, revenues from customers outside North America were $6.0 million and $11.9 million for the years ended February 28, 2009 and February 29, 2008 representing approximately 21.0% and 18.8% of the Company’s net revenues, respectively. The Company intends to continue to pursue an integrated strategy of product line expansion, targeted marketing, and expansion of the Company’s domestic and international distribution networks.

Restructurings
During the fiscal year ended February 28, 2009, the Company continued the restructuring of its operations to reduce its cost structure in order to return the Company to profitability and to ensure the Company had sufficient working capital to continue operations.
As part of these continuing efforts and the Company’s exploration of strategic alternatives with an investment bank, the Company divested the Simmons, Weaver and Redfield sports optics brand names and associated inventory to three different buyers for aggregate gross cash proceeds of $15.3 million in April and June 2008.
The sale of the Company’s former sport optics brands and associated assets did not qualify as a “Discontinued Operation” as defined by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) because the operations and cash flows could not be clearly distinguished from the rest of the entity as these brands and inventory were fully integrated into the structure of a much larger business.
In addition, the Company sold its European distribution operations (“Meade Europe”) for gross cash proceeds of approximately $12.4 million on January 27, 2009.
Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by FAS No. 144. As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and from the disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in both periods presented (fiscal 2009 and 2008). The assets and liabilities of Meade Europe have been shown as current and non-current assets held for sale and current and non-current liabilities held for sale, respectively, in the Consolidated Balance Sheet as of February 29, 2008.
Industry Overview
Market-size data for the consumer optics industry are difficult to obtain because nearly all of the companies in the industry are privately held. The Company believes the overall size of the consumer optics market is driven, in part, by the introduction of new products.
The Company offers products at numerous price points in the consumer optics market, from advanced astronomical telescopes and cutting-edge binoculars to less-expensive telescopes for beginning amateur astronomers and low-priced binoculars for the casual user.
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
Telescopes are generally offered in three different optical configurations: (a) refracting telescopes, which use lenses to collect light; (b) reflecting telescopes, which use mirrors as the primary optical element; and (c) catadioptric (mirror-lens) telescopes, which employ a combination of mirrors and lenses to form the image. Each type has its own advantages: refractors are easy to maintain, yield sharp images and are relatively inexpensive in smaller apertures; reflectors generally are the lowest-cost means of purchasing larger apertures and are well suited to the intermediate amateur astronomer; and mirror-lens telescopes are more portable.
The binocular market is typically characterized less by technological developments than by styling, features quality and price. The principal features generally considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image—either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binoculars’ field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under ten dollars to several thousand dollars. The Company’s binoculars offered under the Meade brand name, as well as under various private label names, generally sell for between $10 and $300 at retail.

The Company believes that it is well positioned in the marketplace to capitalize on its strong brand names, its research and development resources, its history of innovation and its manufacturing capabilities to bring new and innovative products to market.
Products
The Company has developed and expanded its product line to include a full line of telescopes and accessories for the beginning, intermediate and serious amateur astronomer. The Company offers a complete line of binoculars from small aperture theater glasses to full-size waterproof roof-prism glasses. Moreover, in addition to adding new products, the Company continually refines and improves its existing products. Certain of the Company’s products are described in greater detail below:
Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series ACF and Schmidt-Cassegrain telescopes. The LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the state-of-the-art LX200 lines. The LX200 telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200 telescopes feature the Company’s proprietary ACF optics, a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The Company’s LXD75 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. With the acquisition of Coronado in December 2004, the Company added sophisticated, dedicated solar viewing telescopes to its advanced telescope lines. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. Advanced astronomical telescopes collectively represented approximately 2% and 2%, of telescope units shipped and approximately 23% and 16% of the Company’s net sales for the years ended February 28, 2009 and February 29, 2008, respectively.
Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. The Company also has a solar viewing telescope in its entry-level offerings, the Coronado Personal Solar Telescope (“PST”). The PST is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 98% and 98% of the Company’s telescope units shipped and approximately 51% and 45% of the Company’s net sales for the years ended February 28, 2009 and February 29, 2008, respectively.

Binoculars. The Company sells a complete line of consumer binoculars through its domestic distribution network under the Meade brand name. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales in each of the years ended February 28, 2009 and February 29, 2008 represented approximately 5% and 8% of the Company’s net sales during those fiscal years, respectively.
Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides to software that enhances the consumer’s telescope experience. The Coronado brand adds several high-end H-alpha etalon filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 10% and 7% of the Company’s net sales for the years ended February 28, 2009 and February 29, 2008, respectively. Other consumer optical products accounted for approximately 3% and 5% of the Company’s net sales for the years ended February 28, 2009 and February 29, 2008, respectively.
Operations
Supply Chain Management. Management of the supply chain is critical to complete and on-time delivery of the Company’s products to its customers. The Company works closely with factories primarily in China to develop proprietary product designs. Many of the Company’s products purchased during the two fiscal years ending in February 2009 were supplied by Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. The Company also utilizes its facility in Tijuana, Mexico. This facility employs over 100 people (which varies based upon product sales levels and seasonal demand) engaged in the manufacture and assembly of telescopes, electronic sub-assemblies, and accessory products.
Materials and Supplies. The Company purchases high grade optical glass for its higher-end telescopes in order to avoid imperfections that can degrade optical performance. Lenses and mirrors for the Company’s internally manufactured telescopes are individually polished and figured by master opticians to precise tolerances to achieve a high level of resolution. The Company purchases metal telescope components from numerous foundries, metal stamping and metal working companies. Certain of the Company’s products contain computerized drive systems and other electronic circuitry. The components of these computerized drive and electronic systems are purchased from various suppliers and are generally assembled by third party vendors.
Optical Testing. As each of Meade’s ACF and Schmidt-Cassegrain optical sets, or parabolic Newtonian primary telescope mirrors, progress through the grinding, polishing and figuring stages of development, they are repeatedly tested and re-tested for irregularities, smoothness of figure and correction. Optical testing of the Company’s products produced outside of the United States is performed by trained optical technicians to comply with strict quality standards. The Company maintains strict quality standards for all of its optics included in the Company’s products from telescopes and eyepieces to binoculars.
Optical Alignment and Centration. Finished, individually-matched and figured high-end optical sets are sent to the optical alignment and centration process, where each optical set is placed into a special optical tube that permits rotation of the optical elements about their optical axes. A variation of this alignment and centration process is performed on all of the Company’s optical products.
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
The Company believes that its patents, proprietary technology, know-how and trademarks provide significant protection for the Company’s competitive position, and the Company intends to protect and enforce its intellectual property assets. Nevertheless, there can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technologies or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.
Seasonality
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet increasing demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company’s net sales and operating income occurs in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive consumer products during the holiday season. The Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories during the Company’s third fiscal quarter to satisfy such seasonal consumer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements will correspondingly increase at such times.
Sales and Marketing
The Company’s products are sold through a domestic network of mail order and internet dealers, specialty retailers, distributors and mass merchandisers. Internationally, the Company’s products are sold through a network of foreign distributors, including Meade Europe, and dealers in other countries around the world. The Company’s high-end telescopes are generally sold through mail order and internet dealers or single and multiple-location specialty retailers. Meade’s less-expensive telescopes are sold in similar venues but are sold principally through mass merchandisers. The Company’s binoculars are sold principally through a network of domestic distributors, as well as through specialty retailers and mass merchandisers. The Company maintains direct contact with its larger dealers and its domestic and foreign distributors through the Company’s sales professionals. A network of independent representatives is used to maintain contact with its smaller specialty retailers. Included among the Company’s customers are Costco, Sam’s Club and Target.
The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs a sales and customer service force in the U.S. and Mexico trained to assist the Company’s customers in all facets of its products’ operations. The Company’s internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll-free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll-free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes and binoculars. The Company’s dedication to providing a high level of customer service is one factor that management believes sets Meade apart from its competition.

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
Throughout fiscal 2009, the Company sold its products to mail order dealers, to distributors, and to more than 400 specialty retailers and mass merchandisers that offer the Company’s products in more than 5,000 retail store outlets. During the fiscal year ended 2009, Walmart (including Sam’s Club), accounted for approximately 13% of the Company’s net sales. In fiscal 2009, not including Sam’s Club, Walmart accounted for approximately 3% of net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 54% and 57% of the Company’s net sales for the years ended February 28, 2009 and February 29, 2008, respectively. The loss of, or the failure to replace, any significant portion of the sales made to any significant customer could adversely affect results of operations of the Company to the extent the Company is not able to replace any such lost sales with increased sales to existing or new customers.
Competitive Strengths
The Company believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, spotting scopes, and other consumer optical related products. These benefits include its ability to offer its customers a broad and innovative, product line embodying both high quality and value. The Company believes it has the following competitive strengths:
New Products/Research and Development. The Company places a primary emphasis on product innovation and quality through its research and development efforts. The Company employs an in-house engineering staff at its Irvine and Tijuana, Mexico facilities that develops new products and applies technological advances and improvements to existing products. The Company is able to obtain additional benefits by out-sourcing certain research and development services to supplement its internal expertise. The Company, its management and its employees are dedicated to the goal of producing technically superior yet price-competitive products and have been responsible for some of the consumer optics industry’s most technically advanced, easy to use, consumer optical products.
Broad Line of Products. The Company offers numerous different telescope, spotting scope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer optics and sports optics buyers. The Company’s telescopes range in aperture from under 2 to 16 inches and in retail price from less than $50 to almost $16,000. The Company offers several families of binoculars (including digital camera binoculars) under its several brand names at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer or someone just looking for a good binocular, Meade offers a wide range of quality products to satisfy the consumer optics buyer.
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
Quality Control. The Company’s manufacturing and engineering personnel coordinate and oversee the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Parts and components for the advanced telescopes are manufactured and assembled in our Mexico facilities. The Company’s binoculars, microscopes and many of its less-expensive telescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under proprietary designs by manufacturers located in Asia.

Broad Distribution Network. The Company’s sales force works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own on-site graphic arts department in Irvine, CA to work with specialty retailers, distributors and mass merchandisers to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts. As a result of these efforts, the Company has become a major supplier of consumer optics to such major retailers as Sam’s Club, Costco and Target.
Superior Customer Service. The Company believes that its high level of customer service and technical support are important factors that differentiate it from its competitors. In addition to providing toll-free phone access to customers in an effort to provide superior post-sale service, Meade has consolidated its various customer service departments and increased its technical support staff for all of its product offerings. Communications infrastructure has been upgraded with a new phone system integrated with CRM software, and an on-line automated service request system that tracks repairs and replacement parts while automatically reporting back to the customer that submitted the request. The Company’s internet support pages also include video how-to instruction for many of the Company’s products, as well as technical manuals to further educate users about product operation.
Competition
The consumer optics market is competitive and sensitive to consumer needs and preferences. In the telescope market, the Company competes in the United States and Canada with SW Technology Corporation (“Celestron”), and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other smaller companies which service niche markets. In April 2005, SW Technology Corporation (a Delaware corporation), an affiliate of Synta Technology Corporation of Taiwan, a long-time supplier to Celestron, acquired all of the outstanding members’ ownership interests in Celestron Acquisition LLC. The Company has seen increased pricing pressure as a result of the change in ownership at Celestron. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and lower costs of labor associated with manufacturing.
The binocular market is generally more competitive than the telescope market with a greater number of competitors at each price point. In the binocular market, the Company competes primarily with Bushnell, Nikon Inc., Pentax Corporation and various smaller manufacturers and resellers. Many of these competitors in the binocular market have significantly greater brand name recognition and financial and technical resources than those of the Company, and many have long-standing positions, customer relationships and established brand names in their respective markets.
Employees
As of February 28, 2009, the Company had approximately 206 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

Executive Officers of the Registrant
Set forth below are the names, ages, titles and present and past positions of the persons who are the Company’s executive officers:

Name	Age	Position
Steven G. Murdock	57	Chief Executive Officer, Director
John A. Elwood	38	Senior Vice President—Finance and Administration, Chief Financial Officer
Steven G. Murdock was appointed the Company’s Chief Executive Officer on February 5, 2009 upon the resignation of Steven L. Muellner. From May 2006 to February 2009, Mr. Murdock was a non-employee Director of the Company. Mr. Murdock also served as the Company’s Chief executive Officer from June 2003 to May 2006 and as its President and Chief Operating Officer from October 1990 to June 2003. From May 1980 to October 1990, Mr. Murdock served as the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optics manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge.
John A. Elwood, was appointed the Company’s Senior Vice President—Finance and Administration, Chief Financial Officer on March 4, 2009 upon the resignation of Paul E. Ross. From July 2007 to March 2009, Mr. Elwood was the Company’s Vice President Finance and Corporate Controller. Prior to joining the Company, Mr. Elwood held a variety of financial management positions at DDi Corp., a Nasdaq-listed manufacturer of time-critical printed circuit boards, including corporate controller, divisional controller, and director of financial planning and analysis. Mr. Elwood received a BA degree in business administration from California State University at Fullerton and became a Certified Public Accountant while working in public accounting at Moss Adams LLP from February 1996 through July 2000.
Available Information
Meade’s website is located at http://www.meade.com. The Company makes available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). The information contained on the Company’s website is not part of this report. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Item 1A. Risk Factors
1.	We have in the past and may in the future incur losses despite our efforts to restructure our business in an effort to return to profitability.
We have incurred significant net losses since fiscal 2005. During fiscal 2008 and fiscal 2009, we took several actions to restructure and reduce our business operations, overhead structure and improve our financial position in an effort to return our Company to profitability and ensure it has appropriate liquidity to fund its continuing operations. These actions included moving our manufacturing from California to Mexico, lowering our administrative expenses by reducing our executive team and employee headcount, monetizing certain assets and selling Meade Europe. However, we cannot assure you that our restructuring actions will be adequate to achieve or sustain profitability.
2.	Our ability to borrow funds for working capital purposes is limited.
We have historically depended on operating cash flow and availability under our credit facility to provide short-term liquidity. During the year ended February 28, 2009, we terminated our credit facility with Bank of America and entered into a new credit facility agreement with First Capital (the “Agreement”). The Agreement primarily consists of a factoring arrangement for all of the Company’s accounts receivable and includes a smaller credit line component using the Company’s inventory as collateral. While the Agreement does not contain explicit financial covenants, the Agreement provides First Capital with significant latitude in restricting, reducing, or withdrawing our lines of credit at its sole discretion.

If First Capital restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the Agreement, we will be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, both of which may contain less favorable terms. We can not assure that such additional sources of capital will be available on reasonable terms, if at all. Our inability to maintain a sufficient credit facility could have a material adverse effect on our business, results of operations and financial condition.
3.	Our business may be negatively impacted as a result of changes in the economy.
The United States and global economies have been in a state of recession. Our business depends on the general economic environment and levels of consumer spending that affect not only the end consumer, but also retailers who are our direct customers. Purchases of consumer optics decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain our sales to existing customers, make sales to new customers, or improve our operating results as a percentage of net sales. As a result, our operating results may be materially adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general.
4.	We have failed to meet applicable Nasdaq Stock Market requirements for continued listing. As a result, our stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.
On August 6, 2008, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) indicating that we are not in compliance with Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to August 6, 2008, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued listing on Nasdaq (the “Minimum Price Rule”).
Given the current market conditions, Nasdaq suspended enforcement of the Minimum Price Rule requirement for all companies listed on Nasdaq through and including Sunday, July 19, 2009. Following the reinstatement of the Minimum Price Rule, we have 110 calendar days from Monday, July 20, 2009, or until November 7, 2009, to regain compliance with the Minimum Price Rule. If, at anytime before November 7, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that we have achieved compliance with the Minimum Price Rule. However, if we do not regain compliance with the Minimum Price Rule by November 7, 2009, the Nasdaq staff will provide written notification that our securities will be delisted. At our 2009 Annual Meeting which is scheduled for August 6, 2009, we intend to propose a 1-for-20 reverse stock split in an effort to increase the per share price of our common stock. However, even if the reverse stock split proposal is approved by our stockholders, there can be no assurances that the reverse stock split will cause our per share price to exceed $1.00 and be sustained over any significant period of time.
If our common stock is delisted from Nasdaq, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Delisting would adversely affect the market liquidity of our common stock and harm our business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

5.	We depend on our key personnel and may have difficulty attracting and retaining skilled employees.
Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Steven G. Murdock, our Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions could have a negative impact on employee recruiting and retention.
6.	We rely on independent contract manufacturers and, as a result, we are exposed to potential disruptions in product supply.
All of our consumer optics products with retail prices under $500 are currently manufactured by independent contract manufacturers, principally located in China. We do not have long-term contracts with our Asian manufacturers, and we compete with other consumer optics companies for production facilities. We have experienced, and may continue to experience, difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines and increased manufacturing costs. Some manufacturers in China have faced labor shortages and wage inflation as migrant workers seek better wages and working conditions. In addition, the increase in certain commodity prices has increased production costs for our manufacturers. If these trends continue, our current manufacturers’ operations could be adversely affected.
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
7.	Our future success depends upon our ability to respond to changing consumer demands and successfully develop and market new products.
The consumer optics industry is subject to changing consumer demands and technology trends. Accordingly, we must identify those trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Due to our reductions in headcount and our reduced resources, we may not be able to invest as much in product development and marketing. If we do not continue to meet changing consumer demands and develop successful products in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months to years in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in trends or we are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, the consumer optics industry has experienced periods of growth in revenues and earnings and thereafter periods of declining sales and losses. Similarly, these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.
8.	Our business and the success of our products could be harmed if we are unable to maintain our brand image.
Our principal brands include Meade® and Coronado®. If we are unable to timely and appropriately respond to changing consumer demand, our brand names and brand images may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider these brands to be outdated or undesirable. If we fail to maintain and develop our principal brands, our sales and profitability will be adversely affected.
9.	We depend upon a relatively small group of customers for a large portion of our sales.
During fiscal 2009 and 2008, net sales to our ten largest customers accounted for approximately 54% and 57%, of total net sales, respectively. During the fiscal year 2009 and 2008 our top two customers accounted for approximately 22% and 25% of net sales, respectively. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

10.	Our business could be harmed if we fail to maintain appropriate inventory levels.
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
11.	The disruption, expense and potential liability associated with any litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to various legal proceedings and threatened legal proceedings from time to time. Any litigation in the future, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.
12.	We have divested significant portions of our business and are now a less diversified enterprise focused primarily on telescopes. The lack of a diversified business makes us more exposed to volatility in the telescope market, which is highly discretionary in nature and has been contracting.
During fiscal 2009, we divested our Simmons, Weave and Redfield sports optics business as well as our European operations. Each of these businesses had contributed profit to the Company and diversified our sources of revenue and income. As a result, our business is now more dependent on the sale of telescopes, the market for which is highly discretionary in nature and has been contracting. If the telescope market continues to deteriorate, it could have an adverse impact on our operating results. In addition, the sale of the divested businesses also generated significant amounts of cash for the Company. The Company has few remaining divestiture options should the need arise to raise additional cash, further limiting the Company’s ability to raise additional cash should the need arise.
13.	We face intense competition, including competition from companies with significantly greater resources, and, if we are unable to compete effectively with these competitors, our market share may decline and our business could be harmed.
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

14.	We may be unable to successfully execute our growth and profitability strategies.
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
15.	Our international sales and manufacturing operations are subject to the risks of doing business abroad, particularly in China and Mexico, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control product costs.
Nearly all of our products are now manufactured in foreign countries—primarily Mexico and China. We also sell our products in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. In addition, there has been increased violence in Mexico due to the Mexican government’s attempts to stop the illegal drug trade. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
In particular, because our products are manufactured in China and Mexico, adverse changes in trade or political relations with these countries, political instability, the occurrence of a natural disaster such as an earthquake or hurricane or the outbreak of pandemic diseases such as Severe Acute Respiratory Syndrome (“SARS”), the Avian Flu or the Swine Flu could severely interfere with the manufacture of our products in these countries and would have a material adverse effect on our operations. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, gross profit will be negatively affected if we are unable to pass those charges on to our customers.
Also, the manufacturers of our products that are located in China may be subject to the effects of exchange rate fluctuations should the Chinese currency not remain stable with the U.S. dollar. The value of the Yuan, the Chinese currency depends to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. The valuation of the Yuan may increase/decrease incrementally over time should the Chinese central bank allow it to do so, which could significantly increase/decrease labor and other costs incurred in the production of our products in China.
16.	Our business could be harmed if our contract manufacturers or suppliers violate labor, trade or other laws.
We require our independent contract manufacturers to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers may not use convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by the manufacturer’s country) in the production process. Compensation must be paid in accordance with local law, and factories must be in compliance with local safety regulations. Although we promote ethical business practices and send sourcing personnel periodically to visit and monitor the operations of our independent contract manufacturers, we do not control them or their labor practices. If one of our independent contract manufacturers violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in the loss of certain of our major customers, adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

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
17.	Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in the demand for consumer optics, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.
Our quarterly revenues and net operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales or net operating results. In addition, sales of consumer optics have historically been seasonal in nature and tied to the winter holiday shopping season, with the strongest sales generally occurring in our third fiscal quarter. Holiday shopping sales typically begin to ship in August, and delays in the timing, cancellation, or rescheduling of the related orders by our wholesale customers could negatively impact our net sales and results of operations. More specifically, the timing of when products are shipped is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second, third and fourth quarters. Because our expense levels are partially based on our expectations of future net sales, expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts or shortfalls, which could have a material adverse effect on our net operating results. Also, our annualized tax rate is based upon projections of our operating results for the year, which are reviewed and revised by management as necessary at the end of each quarter, and it is highly sensitive to fluctuations in the projected mix of earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly net operating results. As a result of these specific and other general factors, our net operating results vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year which may lead to volatility in our stock price.
18.	Changes in currency exchange rates could affect our revenues and operating results.
A significant portion of our production is accomplished offshore, principally in China, and a significant portion of our net sales have been denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although we have engaged in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets, and could reduce the sales and operating results represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.
19.	We may not be able to raise additional funds when needed for our business or to exploit opportunities.
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

20.	Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.
We use trademarks on virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying the Company and in distinguishing our goods from the goods of others. We consider our Meade® and Coronado® trademarks and brand names to be among our most valuable assets and we have registered these trademarks in many countries. In addition, we own many other trademarks and trade names, which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement. We also have a number of utility patents and design patents covering components and features used in many of our telescopes, binoculars and other products. We believe our success depends more upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable as critical contributors to our business.
21.	Our trademarks, design patents, utility patents and other intellectual property rights may not be adequately protected outside the United States.
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
22.	We are exposed to potential risks from legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are required to assess our compliance with Section 404 and we believe we have devoted the necessary resources, including additional internal and supplemental external resources, to support our assessment. However, if in the future, we identify one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
23.	Our charter and bylaws, as well as applicable corporate laws, could limit the ability of others to take over management control of the Company. We will have the ability to issue preferred stock, which could adversely affect the rights of holders of our common stock.
Our Certificate of Incorporation and Bylaws provide for:
•	advance notice requirements for stockholder proposals and director nominations,
•	a prohibition on stockholder action by written consent, and
•	limitations on calling stockholder meetings.

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
Item 2. Properties
During fiscal 2009, the Company leased a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease had an expiration date of September 30, 2012. Due to the recent restructuring and relocation of manufacturing operations, the Company terminated this lease earlier than 2012, (as of February 28, 2009) paid early lease termination fees and entered into a new lease agreement for five years, (for a 25,000 square foot distribution facility in Irvine, California) expiring on February 28, 2014.
The Company also leases two approximately 50,000 square foot manufacturing and assembly plants in Tijuana, Mexico. One Tijuana lease expires in June 2009. The second expires on November 30, 2009 with annual renewal options. The Company renewed this lease in April 2009 for three more years and is consolidating its Mexico based operations into the one building. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.
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
As of June 15, 2009, the Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEAD”. Previously, the Company’s common stock was listed on the Nasdaq Global Market. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2009 and February 29, 2008 were:

Year Ended February 28, 2009	High	Low
Fourth quarter	$0.25	$0.06
Third quarter	$0.51	$0.08
Second quarter	$1.39	$0.45
First quarter	$1.55	$1.00

Year Ended February 29, 2008	High	Low
Fourth quarter	$1.68	$1.13
Third quarter	$2.13	$1.18
Second quarter	$2.54	$1.91
First quarter	$2.58	$2.03
The reported closing sales price of the Company’s common stock on the Nasdaq Global Market on May 21, 2009 was $0.19. As of May 21, 2009, there were 87 holders of record of the Company’s common stock.
Other than dividends paid to the Company’s Employee Stock Ownership Plan (“ESOP”) in August 1996, the Company has not paid any cash dividends on its common stock and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future. The Company terminated its ESOP in August 2008, at which time all unearned ESOP shares were allocated to participants’ accounts in accordance with the terms of the ESOP.
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
Overview of the Company and Recent Developments
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia while our high-end telescopes are manufactured and assembled in our Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative operations. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.

We believe that the Company holds valuable brand names and intellectual property that provides us with a competitive advantage in the marketplace. The Meade brand name is ubiquitous in the consumer telescope market, while the Coronado brand name represents a unique niche in the area of solar astronomy.
During fiscal 2009 we sold our Simmons, Weaver and Redfield sports optics brands for gross proceeds of $15.3 million. In January 2009, we sold our Meade Europe subsidiary for gross proceeds of $12.4 million. The proceeds from these divestitures were used to repay the Company’s credit facility balance and to fund the restructuring of the Company’s cost structure, including funding operating losses.
The sale of the Company’s former sport optics brands and associated assets did not qualify as a “Discontinued Operation” as defined by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by FAS No. 144. As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of Meade Europe have been shown as current and non-current assets held for sale and current and non-current liabilities held for sale, respectively, in the Consolidated Balance Sheet as of February 29, 2008.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to assist users in fully understanding and evaluating the Company’s reported financial results include the following:
Revenue Recognition
The Company’s revenue recognition policy complies with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

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
Income taxes
A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Significant judgment is necessary in the determination of the recoverability, of the Company’s deferred tax assets. Deferred tax assets are reviewed regularly for recoverability and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company’s deferred tax assets.
The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2009, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

	Fiscal Years Ended
	February 28,	February 29,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	94.6	95.2

Gross profit	5.4	4.8
Operating expenses:
Selling	14.1	14.3
General and administrative	34.3	14.9
Research and development	5.5	2.9
ESOP contribution expense	0.6	0.4
Gain on brand sales	(19.8)	—
Restructuring costs	7.8	0.6
Impairment of acquisition-related intangible assets and goodwill	0.4	2.5

Loss from operations	(37.5)	(30.8)
Interest expense, net	0.7	1.7

Loss before income taxes	(38.2)	(32.5)
Provision for income taxes	(7.1)	(2.4)

Loss from continuing operations	(31.1)	(30.1)
Income from discontinued operations, net of tax	6.3	2.3

Net loss	(24.8)%	(27.8)%

The following table summarizes our net sales by product category:

	Fiscal Years Ended
	February 28,	February 29,
	2009	2008
Telescopes & related products	$24.2	$43.1
Riflescopes	2.3	12.6
Binoculars	1.4	4.8
Other	0.7	3.2

Net sales	$28.6	$63.7

Fiscal 2009 Compared to Fiscal 2008
Net sales decreased to $28.6 million in fiscal 2009 from $63.7 million in fiscal 2008, a decrease of 55%, primarily driven by the following factors: First, the Company’s divestiture of Simmons, Redfield and Weaver sports optics brands in April and June 2008. Second, reduced distribution outlets (cancellation of Walmart’s pallet program), increased competition (with foreign vendors and telescope industry competing with other form of entertainment), overall weaker demand (very challenging macro economic environment) and discretionary nature of the Company’s products. Third, continued ramp up at transitioned manufacturing facility in Mexico, which is still not producing telescopes at levels that meet customer demand, resulting in a backlog of certain high-end telescopes. The Company expects to clear this backlog by the end of fiscal 2010. However, due to the current market conditions, there can be no assurance that the demand for high-end telescopes will not decrease. Management believes that as the Company introduces new and innovative products into the telescope market (some of these products are slated for introduction during fiscal 2010) that demand for some of the Company’s products may be stimulated. Management also believes that demand for the Company’s less-expensive telescope and binocular products can be enhanced with new product introductions, targeted marketing and competitive pricing.

The following table summarizes the more significant fluctuations in net sales (amounts in $ millions):

	Telescopes &
	related products	Riflescopes	Binoculars	Other	Total
Net Sales – Fiscal 2008	$43.1	$12.6	$4.8	$3.2	$63.7
Reduction in sales to Walmart	(10.9)	—	—	—	(10.9)
Divestiture of sport optics brands	—	(10.3)	(3.4)	—	(13.7)
Other factors	(8.0)	—	—	(2.5)	(10.5)

Net sales – Fiscal 2009	$24.2	$2.3	$1.4	$0.7	$28.6

Gross profit decreased from $3.1 million (5% of net sales) in fiscal 2008 to $1.6 million (5% of net sales) in fiscal 2009, consistent as a percentage of net sales. The low gross margin in fiscal 2008 was due to non-recurring inventory write downs of approximately $3.5 million associated with the Company’s SKU and inventory reduction initiatives, as well as our relocating of manufacturing from the U.S. to Mexico. In addition, we incurred excess manufacturing overhead costs related primarily to the Company’s former U.S. manufacturing facility and higher direct labor rates and personnel costs prior to the relocation of manufacturing to Mexico in the fourth quarter of fiscal 2008. The low gross margin in fiscal 2009 was due to higher markdowns, defective product allowances and the resultant lower average sales price (which was also due to an unfavorable change in product mix) and lower fixed cost absorption due to the reduced sales volume.
Selling expenses decreased from $9.1 million (14% of net sales) in fiscal 2008 to $4.0 million (14% of net sales) in fiscal 2009, consistent as a percentage of net sales. While the lower sales volume was the primary contributor to lower selling expenses such as freight-out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.
General and administrative expenses increased from $9.5 million (15% of net sales) in fiscal 2008 to $9.8 million (34% of net sales) in fiscal 2009. The increase in general and administrative expenses was primarily due to excess facility costs in Irvine. Rent and related costs attributable to the Company’s former Irvine, California facility was recorded to General and administrative expenses starting in December 2008—concurrent with our relocation of all manufacturing operations to Mexico. Rent associated with our former facility was approximately $1.8 million per year. This increase was nearly entirely offset by a reduction in non-recurring expenses incurred in fiscal 2008 pertaining to consulting and professional fees relating to shareholder lawsuit issues, as well as reductions in various other consulting and professional services, headcount reductions and transitioning certain administrative functions to Mexico.
ESOP related expenses were non-cash charges related to the Company’s common shares that resided within the ESOP that are allocated to plan participants. These expenses were relatively consistent at approximately $0.2 million in fiscal 2009 and 2008. The Company terminated the ESOP in August 2008 and distributed all unallocated shares to the active participants at that time.
Research and development expenses decreased from $1.9 million (3% of net sales) in fiscal 2008 to $1.6 million (6% of net sales) in fiscal 2009. The decrease was primarily due to headcount reductions and lower consulting fees associated with ongoing cost reduction efforts, offset partially by higher spending on development for new products expected to be released in fiscal 2010.

During the year ended February 28, 2009 the Company sold its Simmons, Weaver and Redfield sports optics brands and associated inventory to three separate buyers for gross cash proceeds of approximately $15.3 million. These divestitures resulted in a gain of approximately $5.7 million. Excluding these gains, the Company would have reported a loss from continuing operations before income taxes of $16.6 million.
At February 29, 2008, the Company completed its evaluation of goodwill in accordance with SFAS 142 and recorded a goodwill impairment charge of approximately $1.6 million—impairing in full all Goodwill associated with U.S. continuing operations. At February 28, 2009, the Company recorded an impairment of $0.1 million to its acquisition-related intangible assets.
Restructuring costs of $2.2 million consisted of a $1.2 million lease termination fee related to the Company’s former Irvine, California facility and $1.0 million in severance-related costs due to headcount reductions. The Company paid $0.5 million of the lease termination fee in February 2009 and entered into a promissory note secured by a standby letter of credit which is collateralized by $0.7 million in cash. The Company paid $0.2 million in May 2009, and will pay the remaining $0.5 million in two installments on August 1 and November 1, 2009.
Interest expense decreased $0.9 million due to lower borrowing on the Company’s credit facilities due to its ability to raise working capital and pay down its line of credit.
The Company recorded an income tax benefit of $2.0 million in fiscal 2009 in the U.S., due to its losses from operations.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as a discontinued operation. Income from discontinued operations, net of tax, decreased from $1.5 million in fiscal 2008 to $1.8 million in fiscal 2009 due primarily to the loss on the sale of Meade Europe of approximately $0.8 million. Included in the loss on the sale of Meade Europe was approximately $1.5 million of Goodwill, as well as approximately $0.3 million in legal and professional fees.
Liquidity and Capital Resources
The Company has experienced significant net losses for the past several years. Excluding the gain on brand sales of approximately $5.7 million in fiscal 2009, the Company incurred a loss from continuing operations before income taxes of $16.6 million in fiscal 2009 and $20.7 million in fiscal 2008. These losses were largely driven by decreases in revenues and gross margins due, in part, to an overall decline in the markets for the Company’s products, the decline in the overall economy and resultant decline in retail sales and increased competition.
Due to these changing market conditions, the Company has taken several steps during the past two years to aggressively reduce the Company’s cost structure and to improve its liquidity, including steps to divest of product lines and subsidiaries which has significantly changed the operations of the Company.

Divestitures of Product Lines and Subsidiaries
During the third quarter of fiscal 2008, the the Board of Directors formed a special committee that engaged an investment bank to assist the Company in exploring strategic alternatives. In April and June 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15.3 million. However, the Company’s outstanding debt at the time was approximately $5.6 million, and Meade U.S. owed Meade Europe approximately $3.5 million. In January 2009, the Company announced that it had sold its European operations for gross proceeds of $12.4 million at a point in time in which the Company had no outstanding borrowings on its line of credit. In conjunction with the announcement of the sale of Meade Europe, the Company announced that it had completed its formal review of strategic alternatives.
Reductions in Cost Structure
In fiscal 2008, the Company moved its manufacturing operations from Irvine, California to Tijuana, Mexico, reduced overall headcount and reduced the number of product SKU’s offered for sale.
In fiscal 2009, the Company moved its remaining U.S. operations to a smaller and lower cost facility, reduced headcount—including eliminating the SVP of Operations position and consolidating the Corporate Controller and CFO positions, reduced its Board of Directors by two members and reduced the fees paid to its directors. In addition, Steve Murdock, the Company’s former CEO and one of its directors, replaced Steve Muellner as CEO for a salary of $1 for fiscal 2010 and stock options granted with exercise prices above the prevailing market price on the date of grant. Mr. Murdock beneficially owns more than 5% of the Company’s stock. Most of these cost reductions occurred toward the end of fiscal 2009.
Improvements in Liquidity
The Company’s principal source of liquidity to fund ongoing operations in recent years has historically been cash proceeds from borrowings on its line of credit.
On February 9, 2009, the Company entered into agreements with FCC, LLC, d/b/a First Capital, and its subsidiary for a three-year, $10 million credit facility. This facility replaced the facility with Bank of America, N.A. that was set to expire in September 2009. The new facility consists of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility will initially be set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also set forth unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions.
The Company’s former credit agreement with Bank of America contained various financial and non-financial covenants. The Company repeatedly violated its financial covenants under this agreement due to the deterioration in its profitability. These covenant violations resulted in reduced liquidity and increased expenses. While the new agreement with First Capital does not contain explicit financial covenants, the agreement provides First Capital with significant latitude in restricting, reducing, or withdrawing the Company’s credit facility at its sole discretion, as is customary with these types of arrangements.
Based upon the Company’s new cost structure, the reduction in the seasonality of its business and the $12.4 million of proceeds from to the sale of Meade Europe in January 2009, management believes the Company has sufficient cash on hand and does not expect to rely on its credit facility under its current operating structure.
In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility with First Capital. In such an instance, if First Capital restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company can not assure that such additional sources of capital would be available on reasonable terms, if at all.

The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	February 28,	February 29,	February 28,	February 29,
	2009	2008	2007	2006
	(In thousands)
Current Ratio:
Current assets	18,526	35,940	42,225	59,165
Current liabilities	5,032	18,960	17,836	17,340

Current ratio	3.68	1.90	2.37	3.41

Quick Ratio:
Current assets	18,526	35,940	42,225	59,165
Inventories, net	(8,895)	(18,059)	(25,289)	(34,359)

Quick assets	9,631	17,881	16,936	24,806
Current liabilities	5,032	18,960	17,836	17,340

Quick ratio	1.91	0.94	0.95	1.43

Debt to Equity Ratio:
Total liabilities	5,032	21,196	20,653	20,512
Total equity	15,534	24,596	34,476	51,728

Debt to equity ratio	0.32	0.86	0.60	0.40

The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.
Capital expenditures, including financed purchases of equipment, aggregated $0.2 million and $0.6 million for the years ended February 28, 2009 and February 29, 2008, respectively. The Company had no material capital expenditure commitments at February 28, 2009.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2010 and beyond.
New Accounting Pronouncements
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect FAS No. 162 to have a material impact on the preparation of the Company’s consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FAS No. 142-3 will have on our financial statements.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2010 fiscal year. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations once adopted on March 1, 2009, but the effect will be dependent upon acquisitions after that date.
In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed noncontrolling interests. SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.
Forward-Looking Information
The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company’s ability to increase production of its high-end products and stimulate demand for those products; the Company’s ability to overcome intense competition in its low-end products and increase demand for those products; the Company’s ability to further develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop theist international business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise into markets outside its core consumer markets; the Company’s expectations that certain new accounting pronouncements will not have a material impact on the Company’s results of operations or financial position; the Company’s ability to execute on a restructuring opportunity; and the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability.
Item 8. Financial Statements and Supplementary Data
The information required by this item appears beginning on page F-1 of this Report and an index thereto is included in Part IV, Item 15 of this Report.
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
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Controls over Financial Reporting.
There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain biographical information required by this Item with respect to our executive officers is set forth in Item 1, Business. Other required information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.
Item 11. Executive Compensation
Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
Information with respect to this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

Page
1. Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at February 28, 2009 and February 29, 2008	F-2

Consolidated Statements of Operations for each of the two years in the period ended February 28, 2009	F-3

Consolidated Statement of Stockholders’ Equity for each of the two years in the period ended February 28, 2009	F-4

Consolidated Statements of Cash Flows for each of the two years in the period ended February 28, 2009	F-5

Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedule:

For each of the two years in the period ended February 28, 2009—II—Valuation and Qualifying Accounts

3. Exhibits included or incorporated herein: See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Meade Instruments Corp.
We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. and subsidiaries as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 28, 2009 and February 29, 2008 and the consolidated results of its operations and its cash flows for the year ended February 28, 2009 and February 29, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MOSS ADAMS LLP
Irvine, CA
June 15, 2009

MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	Years Ended
	February 28,	February 29,
	2009	2008
ASSETS

Current assets:
Cash	$5,890	$970
Restricted cash	700	—
Accounts receivable, less allowance for doubtful accounts of $529 in 2009 and $448 in 2008	2,488	5,822
Inventories, net	8,895	18,059
Prepaid expenses and other current assets	553	474
Current assets held for sale	—	10,615

Total current assets	18,526	35,940
Property and equipment, net	665	1,061
Acquisition-related intangible assets, net	1,217	4,346
Other assets, net	158	241
Non-current assets held for sale	—	4,204

	$20,566	$45,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$—	$5,877
Accounts payable	1,702	5,776
Accrued liabilities	2,630	3,838
Accrued lease termination fee	700	—
Current liabilities held for sale	—	3,469

Total current liabilities	5,032	18,960
Deferred rent	—	42
Deferred income taxes	—	782
Non-current liabilities held for sale	—	1,412

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,377 and 23,316 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	233	233
Additional paid-in capital	51,317	51,283
Retained deficit	(35,941)	(28,828)
Deferred stock compensation	(75)	(93)
Accumulated other comprehensive income	—	2,708

	15,534	25,303
Unearned ESOP shares	—	(707)

Total stockholders’ equity	15,534	24,596

	$20,566	$45,792

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	February 28,	February 29,
	2009	2008

Net sales	$28,621	$63,705
Cost of sales	27,071	60,654

Gross profit	1,550	3,051
Selling	4,046	9,104
General and administrative	9,821	9,517
Research and development	1,564	1,887
ESOP contribution expense	179	235
Gain on brand sales	(5,666)	—
Restructuring costs	2,220	365
Impairment of acquisition related intangible assets and goodwill	116	1,593

Operating loss	(10,730)	(19,650)
Interest expense, net	207	1,085

Loss before income taxes	(10,937)	(20,735)
Income tax benefit	(2,025)	(1,525)

Loss from continuing operations	(8,912)	(19,210)
Income from discontinued operations, net of tax	1,799	1,489

Net loss	$(7,113)	$(17,721)

Loss from continuing operations per share – basic and diluted	$(0.38)	$(0.88)

Income from discontinued operations, net of tax per share—basic and diluted	$0.08	$0.07

Net loss per share—basic and diluted	$(0.30)	$(0.81)

Weighted average common shares outstanding—basic and diluted	23,370	21,841

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other	Deferred
	Common Stock		Paid-In	Comprehensive	Stock	Retained	Unearned
	Shares	Amount	Capital	Income	Compensation	Deficit	ESOP Shares	Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 28, 2007	20,086	201	45,104	1,580	(148)	(11,096)	(1,165)	34,476
Release of ESOP shares	—	—	(224)	—	—	—	458	234
Private placement of common stock	3,158	32	5,787	—	—	—	—	5,819
Vested restricted stock	72	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(163)	—	163	—	—	—
Stock option compensation	—	—	551	—	—	—	—	551
Issuance of restricted stock	—	—	228	—	(228)	—	—	—
Amortization of restricted stock	—	—	—	—	120	—	—	120
FIN 48 Adjustment	—	—	—	—	—	(11)	—	(11)
Comprehensive income (loss):
Currency translation adjustment	—	—	—	1,128	—	—	—	1,128
Net loss	—	—	—	—	—	(17,721)	—	(17,721)

Total comprehensive loss	—	—	—	—	—	—	—	(16,628)

BALANCE AT FEBRUARY 29, 2008	23,316	233	51,283	2,708	(93)	(28,828)	(707)	24,596
Release of ESOP shares	—	—	(528)	—	—	—	707	179
Vested restricted stock	18	—	—	—	4	—	—	4
Stock option compensation	—	—	562	—	—	—	—	562
Amortization of restricted stock	—	—	—	—	14	—	—	14
Comprehensive income (loss):
Currency translation adjustment	—	—	—	(1,733)	—	—	—	(1,733)
Currency translation adjustment recognized on sale of Meade Europe	—	—	—	(975)	—	—	—	(975)
Net loss	—	—	—	—	—	(7,113)	—	(7,113)

Total comprehensive loss	—	—	—	—	—	—	—	(9,821)

BALANCE AT FEBRUARY 28, 2009	23,334	$233	$51,317	$—	$(75)	$(35,941)	$—	$15,534

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,113)	$(17,721)
Income from discontinued operations, net of tax	1,799	1,489

Loss from continuing operations	(8,912)	(19,210)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on brand sales	(5,666)	—
Inventory impairment	—	3,376
Goodwill impairment	—	1,593
Impairment of acquisition-related intangibles	116	—
Depreciation and amortization	848	1,390
ESOP contribution	179	234
Allowance for doubtful accounts	82	(469)
Deferred income taxes	(1,155)	(1,536)
Stock-based compensation	562	551
Deferred rent amortization	(42)	(153)
Loss on disposal of fixed assets	—	357
Changes in assets and liabilities:
Accounts receivable	3,252	1,934
Inventories	3,828	121
Prepaid expenses and other current assets	(68)	(65)
Other assets	48	(154)
Accounts payable	(6,669)	(2,656)
Accrued liabilities	(2,365)	(1,277)

Net cash used in operating activities	(15,962)	(15,964)

Cash flows from investing activities:
Proceeds from sale of Meade Europe	12,404	—
Proceeds from brand sales	15,250	—
Capital expenditures	(195)	(627)
Investment in restricted cash	(700)	—

Net cash provided by (used in) investing activities	26,759	(627)

Cash flows from financing activities:
Net proceeds from private placement of common stock	—	5,811
Net borrowings (payments) under bank lines of credit	(5,877)	5,016
Payments under capital lease obligations	—	(20)

Net cash (used in) provided by financing activities	(5,877)	10,807
Cash flows from discontinued operations	—	6,391

Net increase in cash	4,920	607

Cash at beginning of year	970	363

Cash at end of year	$5,890	$970

Supplemental disclosures of cash flow information:
Interest paid	$207	$1,085
Income taxes	$—	$—
See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Operations
Meade Instruments Corp. (the “Company”), a Delaware corporation, is a multinational consumer and industrial optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, microscopes and other consumer optical products. The Company has operations in the United States, Mexico and China.
The Company sold its former Simmons, Weaver and Redfield sport optics brands in April and June 2008 for approximately $15.3 million (see Note 4). Previously, the Company distributed rifle scopes, binoculars, spotting scopes and related products under these brands.
The Company sold its subsidiary Meade Instruments Europe GmbH & Co. KG (“Meade Europe”), on January 27, 2009 for $12.4 million. Accordingly, Meade Europe is presented in the consolidated financial statements as a discontinued operation (See Note 3). As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of Meade Europe have been shown as current and non-current assets held for sale and current and non-current liabilities held for sale, respectively, in the Consolidated Balance Sheet as of February 29, 2008.
2. Liquidity
The Company has experienced significant net losses for the past several years. Excluding the gain on brand sales of approximately $5.7 million in fiscal 2009, the Company incurred a loss from continuing operations before income taxes of $16.6 million in fiscal 2009 and $20.7 million in fiscal 2008. These losses were largely driven by decreases in revenues and gross margins due, in part, to an overall decline in the markets for the Company’s products, the decline in the overall economy and resultant decline in retail sales and increased competition.
Due to these changing market conditions, the Company has taken several steps during the past two years to aggressively reduce the Company’s cost structure and to improve its liquidity, including steps to divest of product lines and subsidiaries which has significantly changed the operations of the Company.
Divestitures of Product Lines and Subsidiaries
During the third quarter of fiscal 2008, the Board of Directors formed a special committee that engaged an investment bank to assist the Company in exploring strategic alternatives. In April and June 2008, the Company announced that it had sold its Simmons, Weaver and Redfield sport optics brands for gross proceeds of $15.3 million. However, the Company’s outstanding debt at the time was approximately $5.6 million, and Meade U.S. owed Meade Europe approximately $3.5 million. In January 2009, the Company announced that it had sold its European operations for gross proceeds of $12.4 million at a point in time in which the Company had no outstanding borrowings on its line of credit. In conjunction with the announcement of the sale of Meade Europe, the Company announced that it had completed its formal review of strategic alternatives.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reductions in Cost Structure
In fiscal 2008, the Company moved its manufacturing operations from Irvine, California to Tijuana, Mexico, reduced overall headcount and reduced the number of product SKU’s offered for sale.
In fiscal 2009, the Company moved its remaining U.S. operations to a smaller and lower cost facility, reduced headcount—including eliminating the SVP of Operations position and consolidating the Corporate Controller and CFO positions, reduced its Board of Directors by two members and reduced the fees paid to its directors. In addition, Steve Murdock, the Company’s former CEO and one of its directors, replaced Steve Muellner as CEO for a salary of $1 for fiscal 2010 and stock options granted with exercise prices above the prevailing market price on the date of grant. Mr. Murdock beneficially owns more than 5% of the Company’s stock. Most of these cost reductions occurred toward the end of fiscal 2009.
Improvements in Liquidity
The Company’s principal source of liquidity to fund ongoing operations in recent years has historically been cash proceeds from borrowings on its line of credit.
On February 9, 2009, the Company entered into agreements with FCC, LLC, d/b/a First Capital, and its subsidiary for a three-year, $10 million credit facility. This facility replaced the facility with Bank of America, N.A. that was set to expire in September 2009. The new facility consists of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility will initially be set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also set forth unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions.
The Company’s former credit agreement with Bank of America contained various financial and non-financial covenants. The Company repeatedly violated its financial covenants under this agreement due to the deterioration in its profitability. These covenant violations resulted in reduced liquidity and increased expenses. While the new agreement with First Capital does not contain explicit financial covenants, the agreement provides First Capital with significant latitude in restricting, reducing, or withdrawing the Company’s credit facility at its sole discretion, as is customary with these types of arrangements.
Based upon the Company’s new cost structure, the reduction in the seasonality of its business and the $12.4 million of proceeds from to the sale of Meade Europe in January 2009, management believes the Company has sufficient cash on hand and does not expect to rely on its credit facility under its current operating structure.
In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility with First Capital. In such an instance, if First Capital restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company can not assure that such additional sources of capital would be available on reasonable terms, if at all.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	February 28,	February 29,	February 28,	February 29,
	2009	2008	2007	2006
	(In thousands)
Current Ratio:
Current assets	18,526	35,940	42,225	59,165
Current liabilities	5,032	18,960	17,836	17,340

Current ratio	3.68	1.90	2.37	3.41

Quick Ratio:
Current assets	18,526	35,940	42,225	59,165
Inventories, net	(8,895)	(18,059)	(25,289)	(34,359)

Quick assets	9,631	17,881	16,936	24,806
Current liabilities	5,032	18,960	17,836	17,340

Quick ratio	1.91	0.94	0.95	1.43

Debt to Equity Ratio:
Total liabilities	5,032	21,196	20,653	20,512
Total equity	15,534	24,596	34,476	51,728

Debt to equity ratio	0.32	0.86	0.60	0.40

The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.
3. Discontinued Operations
Under a Purchase Agreement dated January 27, 2009, by and among Meade Instruments Europe Corp., a California corporation (“MIEC”), Bresser GmbH, a German corporation (“Bresser”), Meade Instruments Corp., a Delaware corporation (the “Company”), Helmut Ebbert, Meade Instruments Europe GmbH & Co. KG and Meade Instruments Verwaltungs GmbH, MIEC, a wholly-owned subsidiary of the Company, sold all of its shares in Meade Europe to Bresser for gross cash proceeds of approximately € 9.4 million, or approximately USD $12.4 million. Mr. Ebbert, a managing director of Meade Europe, is also the managing director of and an investor in Bresser. Meade Europe generally sells Bresser branded optical products in Europe and distributes Meade’s optical products in Europe. This distribution relationship will continue for at least one year after the sale. Sales from the Company to Meade Europe during fiscal 2009 and 2008 were $1.6 million and $4.2 million, respectively.
Accordingly, Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”). As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of Meade Europe have been shown as current and non-current assets held for sale and current and non-current liabilities held for sale, respectively, in the Consolidated Balance Sheet as of February 29, 2008.
Included in income from discontinued operations, net of tax, is a loss of $0.8 million associated with the sale of Meade Europe; this loss includes the elimination $1.5 million of goodwill associated with the Company’s acquisition of Meade Europe.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of operations of the discontinued business of Meade Europe is summarized as follows:

	Years Ended
	February 28,	February 29,
	2009	2008

Net sales	$29,658	$39,032
Cost of sales	19,903	28,680

Gross profit	9,755	10,352
Operating expenses	5,790	6,010

Operating income from discontinued operations	3,965	4,342
Loss on sale of Meade Europe	763	—
Interest expense, net	96	214

Income from discontinued operations before income taxes	3,106	4,128
Provision for income taxes	1,307	2,639

Income from discontinued operations, net of tax	$1,799	$1,489

A summary of assets and liabilities of the discontinued business of Meade Europe at February 29, 2008 is as follows:

February 29,
2008
Current assets:
Cash	$3,331
Accounts receivable, net	2,602
Inventories, net	4,600
Prepaid expenses and other current assets	82

Current assets held for sale	$10,615

Non-current assets:
Property and equipment, net	$2,656
Goodwill	1,548

Non-current assets held for sale	$4,204

Current liabilities:
Current portion of long-term debt	$213
Accounts payable	874
Accrued liabilities	1,931
Income taxes payable	451

Current liabilities held for sale	$3,469

Non-current liabilities:
Long-term debt	$936
Deferred income taxes	476

Non-current liabilities held for sale	$1,412

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Gain on Brand Sales
On April 17, 2008 the Company sold its Weaver brand and associated inventory to Ammunition Accessories, Inc., a subsidiary of Alliant Techsystems Inc., for cash proceeds of $5.0 million. On April 18, 2008, the Company sold its Redfield brand to Leupold & Stevens, Inc. for cash proceeds of $3.0 million. The gain on these brand sales was approximately $4.5 million.
On June 12, 2008, a wholly-owned subsidiary of the Company entered into an agreement and sold its Simmons brand and associated inventory to Bushnell for gross cash proceeds of $7.3 million. The gain on this brand sale was approximately $1.2 million.
The sale of these brands and associated assets did not qualify as a “Discontinued Operation” as defined by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
5. Restructuring Costs and Inventory Write Downs
During fiscal 2008 and 2009, the Company engaged in a number of restructuring initiatives to better align its cost structure with market conditions. The following table provides a summary of the costs incurred associated with these initiatives (in millions):

	Employee
	Termination	Facility
	Benefits	Closure	Total
Accrued restructuring costs at February 28, 2007	$—	$—	$—
Fiscal 2008 reduction in force	0.4	—	0.4

	0.4	—	0.4
Payments	(0.2)	—	(0.2)

Accrued restructuring costs at February 29, 2008	0.2	—	0.2
Chief Executive Officer Severance	0.4	—	0.4
Chief Financial Officer Severance	0.3	—	0.3
Fiscal 2009 reduction in force	0.4	—	0.4
Lease termination	—	1.2	1.2

	1.3	1.2	2.5
Payments	(1.0)	(0.5)	(1.5)

Accrued restructuring costs at February 28, 2009	$0.3	$0.7	$1.0

These amounts are included in accrued liabilities at February 29, 2008 and February 28, 2009, respectively. The Company expects to pay these accrued amounts through fiscal 2010.
The following events are included in restructuring costs and inventory write downs:
On February 27, 2009, Paul E. Ross resigned from his position as Senior Vice President Finance and Chief Financial Officer concurrent with entering into an executive severance agreement with the Company. The executive severance agreement provided that Mr. Ross receive a lump sum payment of $260,000.
On February 10, 2009, the Company entered into a Lease Surrender and Termination Agreement (the “Termination Agreement”) with the lessor, under which the Company was released from its lease obligations at 6001 Oak Canyon, Irvine, CA 92618 as of February 15, 2009 for a buy-out fee of $1.2 million.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concurrent with the Termination Agreement, on February 10, 2009, the Company issued a Promissory Note to The Irvine Company in the principal amount of $0.7 million; the note is secured by a standby letter of credit from the Company’s lender in the same amount to act as collateral for the unpaid portion of the $1.2 million buy-out fee, which is to be paid as follows:

Amount
(in millions)
May 1, 2009	$0.2
August 1, 2009	0.2
November 1, 2009	0.3

Total	$0.7

The standby letter of credit is itself collateralized by $0.7 million of cash, which is presented on the Consolidated Balance Sheet as restricted cash at February 28, 2009.
On February 10, 2009, the Company entered into a Lease Agreement with The Irvine Company, under which the Company leased a new facility effective February 15, 2009. The new facility is located at 27 Hubble, Irvine, CA 92618 and will serve as the Company’s headquarters and United States distribution center. The new facility is approximately 25,000 square feet, compared to the Company’s former facility of approximately 160,000 square feet. The Company’s management believes that the new facility is adequate for its operations going forward now that manufacturing operations have been relocated to the Company’s facility in Mexico. The annual facility costs are expected to decrease by approximately $1.4 million annually in conjunction with this relocation.
Effective February 3, 2009, Steven Muellner resigned as the Chief Executive Officer and President and as a director of the Company. In connection with Mr. Muellner’s resignation, the Company entered into an executive severance agreement with Mr. Muellner which provided that Mr. Muellner receive (i) a lump sum payment of $400,000 in February 2009 and (ii) a lump sum payment equal to approximately $8,000 in respect of anticipated COBRA premiums for the first twelve months following his resignation. These costs are included in restructuring costs.
During the third quarter of fiscal 2008, the Company announced a restructuring that involved the closure of the Company’s manufacturing operations in Irvine, California; transfer of these production activities to the Company’s manufacturing facility in Tijuana, Mexico; a reduction in the number of SKUs offered by the Company as a means of streamlining its manufacturing operations; and a significant reduction in headcount in the Company’s Irvine, California location. In connection with this, the Company recognized $0.4 million in restructuring costs in the third quarter that relate exclusively to the severance costs incurred in accordance with SFAS No. 146 (“Accounting for Costs Associated with Exit or Disposal Activities”). Most of the restructuring costs were paid during the fourth quarter of fiscal 2008 and first quarter of fiscal 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the restructuring charge, the Company also recognized inventory write downs of approximately $4.0 million during fiscal 2008. Approximately $0.5 million of the write down occurred in the normal course of the Company analyzing its inventory position relative to historical and projected usage of inventory. The other write down of $3.5 million relates primarily to the Company’s decision to reduce the number of SKUs and close down manufacturing operations, including decisions to scrap rather than transfer certain material to the new manufacturing locations.
6. Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and all of its subsidiaries and reflect the elimination of all significant intercompany account balances and transactions.
As described above, the Company sold its former European operations and has presented it as a discontinued operation.
Revenue recognition
The Company’s revenue recognition policy complies with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.
Foreign currency
The assets and liabilities of the Company’s discontinued foreign operations were translated at end of period exchange rates for the Euro. Revenues and expenses were translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity as a component of accumulated other comprehensive income. The effects of foreign currency transactions denominated in a currency other than its former foreign entities’ functional currency are included in loss from discontinued operations, net of tax. The Company’s functional currency associated with the continuing operations is the U.S. dollar.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Historically, the net realizable value of the Company’s inventories has been within management’s estimates. However, if the Company is not able to meet its sales expectations; or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results.
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
The Company’s reporting units for purposes of applying the provisions of SFAS 142 were Meade Europe and Meade U.S. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows and other available market data. The Company determined that the goodwill relating to Meade U.S. was fully impaired and recorded a goodwill impairment change of $1.6 million in the fourth quarter of the fiscal year ended February 29, 2008. Goodwill associated with Meade Europe of $1.5 million was written off and included as part of the loss on the sale of Meade Europe of approximately $1.7 million which is included in Income from discontinued operations, net of tax.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the fourth quarter of fiscal 2009, the Company determined that a portion of the remaining acquisition-related intangibles were impaired and recorded an impairment of $0.1 million.
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
The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2009, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Shipping and handling costs
The Company records shipping and handling costs in selling expenses. For the years ended February 28, 2009 and February 29, 2008, the Company incurred shipping and handling costs of $0.8 million and $2.3 million, respectively.
Advertising
The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 28, 2009 and February 29, 2008, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $0.6 million and $1.6 million, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and development
Expenditures for research and development costs are charged to expense as incurred.
Earnings (loss) per share
Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. Excluded from diluted weighted average shares of common stock for fiscal 2008 were potential shares of common stock of 601,000, as the Company incurred a loss and the effect would be anti-dilutive. For fiscal years ended 2009 and 2008, options to purchase 1,614,750 and 1,855,000 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.
For each of the years ended February 28, 2009 and February 29, 2008 the Company incurred a net loss. Other than stock options, the Company has no dilutive securities. Therefore, due to the net losses reported, there is no difference between the number of shares used in the calculation of basic and diluted earnings per share.
Comprehensive income (loss)
Comprehensive income (loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes only foreign currency translation adjustments at February 28, 2009 and February 29, 2008.
Concentration of credit risk
Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable and cash. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. Based upon the Company’s assessment of the recoverability of the receivables from its customers and in the opinion of management, the Company has established adequate reserves related to accounts receivable. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.
Fair value of financial instruments
The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and short-term loans approximate fair value due to the short maturity of these instruments.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company had no open hedging instruments at February 28, 2009 or February 29, 2008.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Product warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade® and Coronado® branded products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Included in the warranty accrual as of February 28, 2009, is $0.7 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, follows.

	February 28,	February 29,
	2009	2008
	(In thousands)
Beginning balance	$1,066	$859
Warranty accrual	98	1,058
Labor and material usage	(179)	(851)

Ending balance	$985	$1,066

Stock-based compensation
Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Share-based compensation expenses in accordance with SFAS 123R, included in general and administrative expenses in the Company’s consolidated statement of operations for the years ended February 28, 2009 and February 29, 2008, were approximately $0.6 million and $0.6 million, respectively. Due to deferred tax valuation allowances provided during the year, no net benefit was recorded against this share-based compensation charged during the period.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the year ended February 29, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The fair value of the Company’s stock options granted during the last two fiscal years was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	February 28,	February 29,
	2009	2008
Expected life (years)(1)	3.8	3.8
Expected volatility(2)	89%	69%
Risk-free interest rate(3)	1.4%	4.3%
Expected dividends	None	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
As of February 28, 2009 there was approximately $0.9 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.
Recent accounting pronouncements
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect FAS 162 to have a material impact on the preparation of its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which begins with the Company’s 2010 fiscal year. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.
The Company adopted SFAS 157 on March 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP FAS 157-2. There was no material impact to our results of operations, cash flows or financial position for the year ended February 28, 2009. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosures that establish a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is designed to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
As of February 28, 2009, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations once adopted on March 1, 2009, but the effect will be dependent upon acquisitions after that date.
In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed noncontrolling interests. SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.
7. Bank and other debt
On February 9, 2009, the Company entered into agreements with FCC, LLC, d/b/a First Capital, and its subsidiary for a three-year, $10 million credit facility. This facility replaced the facility with Bank of America, N.A. that was set to expire in September 2009. The amount outstanding on the Company’s line of credit with Bank of America was $5.9 million at February 29, 2008.
The new facility consists of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility will initially be set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also set forth unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions. No amount was outstanding under this new facility at February 28, 2009.
The Company’s former credit agreement with Bank of America contained various financial and non-financial covenants. The Company repeatedly violated its financial covenants under this agreement due to the deterioration in its profitability. These covenant violations resulted in reduced liquidity and increased expenses.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
While the new agreements with First Capital do not contain explicit financial covenants, the agreements provide First Capital with significant latitude in restricting, reducing, or withdrawing the Company’s lines of credit at its sole discretion. If First Capital restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company may be required to pursue additional sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company can not assure that such additional sources of capital would be available on reasonable terms, if at all. The Company’s inability to maintain a sufficient credit facility could have a material adverse effect on its business, results of operations and financial condition.
8. Goodwill and Intangible Assets
At February 28, 2009 and February 29, 2008, respectively, goodwill and acquisition-related intangible assets included the following:

	Amortization	February 28, 2009		February 29, 2008
	Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
		(In thousands)
Acquisition-related intangible assets:
Brand names	none	$—	$—	$2,041	$—
Customer relationships	10	—	—	1,390	(695)
Trademarks	7-15	424	(254)	1,938	(1,571)
Completed technologies	12	1,620	(573)	1,620	(377)
Other	1	—	—	56	(56)

Total acquisition-related intangible assets		$2,044	$(827)	$7,045	$(2,699)

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2009, the Company completed an evaluation of its acquisition-related intangible assets in accordance with SFAS 144. The analysis resulted in the Company’s determination that the trademarks associated with the Coronado brand Trademarks were impaired by $0.1 million. The Company recorded an impairment charge of approximately $0.1 million as of February 28, 2009. The Company determined in fiscal 2008 that the Goodwill associated with the Meade U.S. reporting unit was impaired and recorded an impairment charge of $1.6 million in fiscal 2008.
The changes in the carrying amount of goodwill and acquisition-related intangible assets for the years ended February 28, 2009 and February 29, 2008, respectively, are as follows:

	Non-amortizing	Amortizing
	intangible assets	intangible assets
	(In thousands)
Balance, net, February 28, 2007	$3,634	$2,641
Goodwill impairment	(1,593)	—
Amortization	—	(336)

Balance, net, February 29, 2008	2,041	2,305
Sale of brand names	(2,041)	(660)
Impairment of acquisition-related intangibles	—	(116)
Amortization	—	(312)

Balance, net, February 28, 2009	$—	$1,217

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Amounts
Fiscal Year	(In thousands)
2010	$197
2011	197
2012	197
2013	197
2014	197
Thereafter	232

Total	$1,217

9. Commitments and Contingencies
In December 1996 the Company executed a lease commencing October 1, 1997 for its former corporate office and manufacturing facilities in California. The lease term was ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. In December 2006, the Company renewed this lease for an additional five year term. The Company terminated this lease as of February 28, 2009 and entered into a lease agreement on a smaller facility for five years, expiring on February 28, 2014. Lease commitments for this lease are subject to annual increases ranging between 2% to 4% per annum.
In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The Tijuana lease expires in 2010 with two, five-year options remaining. In November 2007, the Company entered into a lease for a second facility in Tijuana, Mexico to house its relocated telescope production. This lease features annual renewal options. In May 2009, the Company entered into a lease modification with the lessor of these two buildings which renews the lease for the Company’s newer Tijuana location for three more years, expiring on December 31, 2012, and which accelerates the termination of the lease on the Company’s older Tijuana, Mexico facility to June 15, 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate future minimum commitments under noncancellable leases at February 28, 2009 that have remaining terms in excess of one year are as follows:

Amount
Fiscal Year	(in thousands)
2010	$616
2011	566
2012	582
2013	545
2014	287

$2,596

For the fiscal years ended February 28, 2009 and February 29, 2008, the Company incurred rent expense of $1,879 and $1,421 (in thousands), respectively.
The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
10. Employee Stock Ownership Plan
The Company terminated its Employee Stock Ownership Plan (“ESOP”) in August 2008, at which time all unearned ESOP shares were allocated to participants’ accounts in accordance with the terms of the plan.
11. Income Taxes
Pretax loss from continuing operations for each of the two years February 28, 2009 and February 29, 2008 consists of the following:

	Years Ended
	February 28, 2009	February 29, 2008
	(In thousands)
Domestic	$(10,937)	$(20,735)
Foreign	—	—

	$(10,937)	$(20,735)

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the provision (benefit) for income taxes on continuing operations are as follows:

	Years Ended
	February 28, 2009	February 29, 2008
	(In thousands)
Current:
Federal	$(1,122)	$(1,403)
State	(121)	(154)
Foreign	—	—

	(1,243)	(1,557)

Deferred:
Federal	(3,375)	(4,969)
State	(1,750)	(756)
Foreign	—	—
Deferred tax asset valuation allowance	4,343	5,757

	(782)	32

	$(2,025)	$(1,525)

The provision for income taxes on continuing operations differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended
	February 28, 2009	February 29, 2008
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	1.7	0.8
Foreign income	—	—
Research and development credits	0.4	0.3
Stock-based compensation	1.6	0.4
Goodwill impairment	(0.8)	—
FAS 123R expense	(3.0)	—
Valuation allowance	(14.8)	(28.3)
Other	(0.7)	0.2

	18.5%	7.4%

The effective tax rates for the years ended February 28, 2009 and February 29, 2008 were significantly affected by recording valuation allowances aggregating $3.7 million and $6.2 million, respectively, to recognize the uncertainty of realizing the benefits of the Company’s deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities were comprised of the following:

	February 28,	February 29,
	2009	2008
	(In thousands)
Sales returns	$684	$963
Inventory and accounts receivable	1,952	1,713
Accrued liabilities	177	580
Intangibles	625	(943)
Credits	5,133	5,148
Fixed assets	1,142	975
Stock-based compensation	519	762
Other	3	—
Net operating losses	19,800	13,348

Total deferred tax assets	30,035	22,546
Less valuation allowance	(30,035)	(23,328)

	$—	$(782)

As of February 28, 2009, the Company has approximately $47.2 million and $50.3 million of net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carryforwards will begin to expire during the fiscal years ending February 28, 2023 and February 28, 2012, respectively. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3.8 million and $1.3 million which begin to expire during the fiscal years ending February 28, 2013 and February 28, 2024, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States. The Company’s net deferred income tax Liability of $0.8 million at February 29, 2008 primarily pertained to intangible assets that the Company sold in fiscal 2009.
Based on a recently completed study, management does not believe the Company has experienced an ownership change within the meaning Internal Revenue Code Section 382. Accordingly, management does not believe that the future utilization of the Company’s net operating loss and tax credit carryforwards will be limited by these provisions, unless there is a future ownership change which generates such a limitation.
The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits.
As of February 29, 2008 and as of February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.2 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 29, 2008 and as of February 28, 2009, accrued interest related to uncertain tax positions was less than $0.1 million and accrued penalty was less than $0.1 million for each year.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	February 28,	February 29,
	2009	2008
Unrecognized tax benefit beginning balance	$0.2	$0.2
Additions based on tax positions related to the current year	—	—
Deductions based on tax positions related to the current year	—	—
Additions for tax positions of prior year	—	—
Deductions for tax positions of prior year	—	—
Deductions due to settlements with taxing authorities	—	—
Deductions due to expiration of statute of limitations	(0.1)	—

Unrecognized tax benefits ending balance	$0.1	$0.2

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
12. Business Segments, Geographic Data and Major Customers
The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company is organized and operates as one segment in two principal geographic locations—North America and Europe. The following tables present information about product sales and geographic data for the years ended February 28, 2009 and February 29, 2008.

	Years Ended
	February 28, 2009	February 29, 2008
	(In thousands)
Product sales:
Telescope and telescope accessories	$24,160	$43,137
Binoculars	1,433	4,814
Riflescopes	2,293	12,564
Other	735	3,190

	$28,621	$63,705

	Years Ended
	February 28, 2009	February 29, 2008
	(In thousands)
Geographic data—product sales:
North America	$22,577	$51,707
Germany	1,644	4,198
Other foreign/export	4,400	7,800

	$28,621	$63,705

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company generated approximately 11% and 10% of its revenue from two customers during the year ended February 28, 2009. These customers owed the Company $0.6 million and $0.1 million at February 28, 2009.
The Company generated approximately 19% of its revenue from one customer during the year ended February 29, 2008. This customer owed the Company $0.5 million at February 29, 2008.
13. Stock Incentive Plan
In February 1997, the Company’s Board of Directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provided for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company received director and stockholder approval to grant options and other awards with respect to 5,500,000 shares of common stock under the 1997 Plan. Awards under the Plan generally vest after six months and become exercisable over a two to four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company’s non-employee directors. The non-employee directors are granted 5,000 options each when elected and 5,000 each upon their re-election to the Board of Directors at the Company’s Annual Meeting each year. The directors’ options generally become exercisable in equal annual amounts over three years.
In June 2008, the Company’s Board of Directors adopted (and the stockholders subsequently approved) the 2008 Stock Incentive Plan (the “2008 Plan”), which effectively is an extension of the 1997 Plan for an additional five years. The 2008 Plan’s aggregate share limit is 2,594,936 shares. Upon the adoption of the 2008 Plan, options can no longer be granted under the 1997 Plan.
Option activity under these plans (the “Option Plans”) during fiscal years 2009 and 2008 was as follows:

		Weighted
		Average
	Option Shares	Exercise Price
Options outstanding at February 28, 2007	2,741	$3.88
Granted	835	2.31
Forfeited	(1,621)	4.11

Options outstanding at February 28, 2008	1,955	3.02
Granted	30	0.75
Forfeited	(570)	2.60

Options outstanding at February 29, 2009	1,415	$3.13

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At February 28, 2009
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	(In thousands)	Life	Price	(In thousands)	Price
$0.75 – $2.50	613	4.0 years	$2.25	172	$2.27
$2.51 – $2.99	623	6.9 years	$2.87	349	$2.87
$3.00 – $3.99	79	5.2 years	$3.16	79	$3.16
$4.00 – $9.99	77	1.3 years	$6.16	77	$6.08
$10.00 – $27.75	23	1.2 years	$21.94	23	$21.94

	1,415			700

The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the 1997 Plan range from $0.75 to $27.75 per share and are exercisable over periods ending no later than 2017.
On January 31, 2007, the Company’s stockholders approved a stand-alone nonqualified stock option agreement between the Company and its former Chief Executive Officer (“Former CEO”). Under this agreement, the Former CEO received 200,000 options at an exercise price of $2.89 per share, vesting 25% per year beginning on the first anniversary of the option date. This option grant is outside the Options Plan. All of these options have terminated in connection with the Former CEO’s termination from employment.
On May 24, 2005, pursuant to the Company’s 1997 Stock Incentive Plan, the Company granted an award of 247,500 shares of restricted stock to various employees. The fair value of the shares was $681,000, as measured by the closing price of the Company’s stock on the Nasdaq Global Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One third of the shares vested on each annual anniversary of the grant date. The restricted stock awards provide for acceleration of vesting upon the achievement of certain consolidated net sales levels specified in the award agreements. Compensation cost was recognized on a straight line basis over the three year vesting period.
On March 19, 2007, the Company granted an award of 60,484 shares of restricted stock to Paul E. Ross, the Company’s former Senior Vice President — Finance and Chief Financial Officer. The fair value of the shares was $150,000, as measured by the closing price of the Company’s stock on the Nasdaq Global Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One fourth of the shares vest on each annual anniversary of the grant date. Compensation cost is recognized on a straight line basis over the vesting period.
On June 1, 2007, the Company granted an award of 38,946 shares of restricted stock to Steven L. Muellner, the Company’s former President and Chief Executive Officer. The fair value of the shares was $77,892, as measured by the closing price of the Company’s stock on the Nasdaq Global Market on the grant date. The shares vested over a period of 180 days and compensation cost was recognized on a straight line basis over the vesting period.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Composition of Certain Balance Sheet Accounts
The composition of inventories, net of reserves, is as follows:

	February 28,	February 29,
	2009	2008
	(In thousands)
Raw materials	$4,824	$3,418
Work in process	2,399	2,335
Finished goods	1,672	12,306

	$8,895	$18,059

The composition of property and equipment is as follows:

	February 28,	February 29,
	2009	2008
	(In thousands)
Molds and dies	$7,020	7,012
Machinery and equipment	4,873	6,305
Furniture and fixtures	357	323
Autos and trucks	199	179
Leasehold improvements	138	1,221

	12,587	15,040
Less accumulated depreciation and amortization	(11,922)	(13,979)

	$665	$1,061

The gross value of assets under capital leases included above is $77 at February 29, 2008. For the fiscal years ended February 28, 2009 and February 29, 2008, the Company recorded depreciation expense of $583 and $751 (in thousands), respectively.
The composition of accrued liabilities is as follows:

	February 28,	February 29,
	2009	2008
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$511	$635
Warranty costs	985	1,066
Freight expenses	278	635
Advertising and marketing expenses	15	279
Professional fees	108	201
Customer deposits	349	388
Other	384	634

	$2,630	$3,838

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Subsequent Events
On March 13, 2009, the Company and Steven G. Murdock, the Company’s Chief Executive Officer, entered into a Nonqualified Stock Option Agreement pursuant to which, among other matters, the Company granted Mr. Murdock the right and option to purchase all or any part of an aggregate of 500,000 shares of the common stock, at the price of $0.22 per share, subject to the terms and conditions of the Company’s 2008 Plan and to certain provisions outlined in the Nonqualified Stock Option Agreement.
In addition to the Nonqualified Stock Option Agreement referenced above, on March 13, 2009, the Company and Mr. Murdock entered into a Stand-Alone Stock Option Agreement, pursuant to which, among other matters, the Company granted Mr. Murdock the right and option to purchase all or any part of an aggregate of 750,000 shares of the Company’s common stock, at the price of $0.22 per share, subject to stockholder approval at the Company’s 2009 Annual Meeting of Stockholders and to certain provisions outlined in the Stand-Alone Stock Option Agreement. Each of these options vests in four equal installments on each of May 5, 2009, August 5, 2009, November 5, 2009 and February 5, 2010, and is accelerated on a change of control of the Company and certain other events. The fair market price of the Company’s common stock on the grant date of the above option was $0.15 per share.
On April 3, 2009, the Company and Steven Murdock, the Company’s Chief Executive Officer, entered into an Employment Agreement. Under the Employment Agreement, Mr. Murdock receives an annual salary of $1.00 and receives the Company’s standard medical insurance benefits. As noted above, the Company granted Mr. Murdock an option (the “Conditional Option”) to purchase all or any part of an aggregate of 750,000 shares of the Company’s common stock at the price of $0.22 per share, subject to stockholder approval at the Company’s 2009 Annual Meeting of Stockholders. Under the Employment Agreement, if the Conditional Option is not approved by the Company’s stockholders at the Company’s 2009 Annual Meeting of Stockholders, Mr. Murdock may be eligible to receive a bonus payment in the event of a change of control, dissolution or sale of all or substantially all of the assets of the Company (such events being a “Change of Control Event”). The bonus payment is payable to Mr. Murdock only if the Company’s stockholders receive more than $0.22 per share for their Company common stock in connection with the Change of Control Event, and the bonus payment would be equal to 750,000 times the amount by which (i) the per share amount the Company’s stockholders receive with respect to the Change of Control Event exceeds (ii) $0.22.
On April 7, 2009, the Company modified its leases with the lessor of its Tijuana, Mexico operations. This modification reduced the Company’s annual commitment by $0.2 million and, reduced its commitment on one building by 1 year, but extended its commitment on the other building by 3 years.
On May 5, 2009, the Board of Directors of the Company appointed Michael R. Haynes to the Board of Directors. Mr. Haynes was also appointed a member of the Audit Committee of the Board. There is no arrangement or understanding pursuant to which Mr. Haynes was elected as a director and there are no related party transactions between the Company and Mr. Haynes. Concurrent with this appointment, Mr. Haynes was granted 5,000 options at an exercise price of $0.185 per share. The options vest in equal installments over the following three years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 15, 2009

MEADE INSTRUMENTS CORP.
By:	/s/ Steven G. Murdock
Steven G. Murdock
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Murdock Steven G. Murdock	Director, Chief Executive Officer (Principal Executive Officer)	June 15, 2009

/s/ John A. Elwood John A. Elwood	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	June 15, 2009

/s/ Timothy C. McQuay Timothy C. McQuay	Director and Chairman of the Board	June 15, 2009

/s/ Frederick H. Schneider, Jr. Frederick H. Schneider, Jr.	Director	June 15, 2009

/s/ Paul D. Sonkin Paul D. Sonkin	Director	June 15, 2009

/s/ Michael R. Haynes Michael R. Haynes	Director	June 15, 2009

II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance At
	Beginning of	Charged to Costs		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Deductions(1)	of Period
Year ended February 29, 2008	$820	$(215)	$157	$448
Year ended February 28, 2009	$448	$77	$4	$521

	Balance At
	Beginning of	Charged to Costs		Balance At End
Reserves for Excess and Obsolete Inventories	Period	and Expenses	Deductions(2)	of Period
Year ended February 29, 2008	$4,788	$4,853	$2,614	$7,027
Year ended February 28, 2009	$7,027	$(525)	$3,089	$3,413

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

EXHIBIT INDEX

Incorporation
Exhibit	Description	Reference

3.1†	Certificate of Incorporation of Meade Instruments Corp. (“Company”), as amended	(c)

3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(j)

3.7	Second Amended and Restated Bylaws of the Company

3.10†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(hh)

4.1†	Specimen Stock Certificate	(d)

4.5†	Registration Rights Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(jj)

10.7†	Industrial Lease (Single Tenant; Net; Stand-Alone), dated December 20, 1996, between the Company and The Irvine Company	(a)

10.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)

10.35†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(i)

10.47†
Amended and Restated Credit Agreement, dated as of October 25, 2002, by and among Bank of America, N.A., as the Lender, and Meade Instruments Corp. and Simmons Outdoor Corporation, as the Borrowers (excluding Exhibits and Schedules thereto)
(o)

10.54†	First Amendment to Amended and Restated Credit Agreement dated October 27, 2003	(p)

10.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(q)

10.57†	Second Amendment to Amended and Restated Credit Agreement, dated July 9, 2004	(r)

10.58†
Asset Purchase Agreement, dated as of October 20, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation, on the other
(s)

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
(t)

Incorporation
Exhibit	Description	Reference

10.60†
Third Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(u)

10.63†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.64†+	Form Employment Agreement between the Company and executive officers of the Company	(ee)

10.65†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.66†+
Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended
(ee)

10.67†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(ee)

10.68†+
Fourth Amendment to Amended and Restated Credit Agreement, dated May 27, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(v)

10.69†
Fifth Amendment to Amended and Restated Credit Agreement, dated October 12, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(w)

10.70	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 2008 Stock Incentive Plan

10.71
Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 2008 Stock Incentive Plan

10.72	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 2008 Stock Incentive Plan

10.77†+
Settlement Agreement, dated June 13, 2006, and entered into by and among, on the one hand, Hummingbird Value Fund, L.P., Hummingbird Management, LCC, Hummingbird Microcap Value Fund, L.P., Hummingbird Capital, LCC, Hummingbird Concentrated Fund, L.P., Summit Street Value Fund, L.P., Summit Street Management, LLC, Summit Street Capital, LLC, Monarch Activist Partners L.P., Chadwick Capital Management, LLC, Sohail Malad, Arthur T. Williams, III, Jennifer A. Wallace, Paul D. Sonkin, and James Chadwick (the Investor Group) and on the other hand, Meade Instruments Corp.
(z)

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
(bb)

Incorporation
Exhibit	Description	Reference

10.83†
Ninth Amendment to Amended and Restated Credit Agreement, dated October 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(cc)

10.84†	Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation, and ThreeSixty Sourcing Ltd., a Hong Kong corporation	(dd)

10.85†
Tenth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(ff)

10.86†	First Amendment to The Irvine Company Lease, dated December 20, 2006, by and between Meade Instruments Corp., a Delaware corporation, and the Irvine Company, a Delaware limited liability company	(gg)

10.91†
Eleventh Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(ii)

10.92†+	Restricted Stock Award Agreement, dated June 1, 2007, by and between Meade Instruments Corp. and Steven L. Muellner	(jj)

10.93†
Loan Agreement, dated July 11, 2007, by and between Meade Instruments Europe GmbH & Co. KG, a wholly-owned subsidiary of Meade Instruments Corp. and VR-Bank Westmunsterland eG (translated from original German version)
(kk)

10.94†+
Form Executive Officer Employment Agreement, entered into as of July 13, 2007, by and between Meade Instruments Corp. and the following executive officers of the Company: Steven L. Muellner, President and Chief Executive Officer; Paul E. Ross, Senior Vice President — Finance and Chief Financial Officer; Robert L. Davis, Senior Vice President — Sales; and Donald W. Finkle, Senior Vice President — Operations
(kk)

10.95†+
Form Performance Share Award Agreement, entered into as of July 13, 2007, by and between Meade Instruments Corp. and the following executive officers of the Company: Steven L. Muellner, President and Chief Executive Officer; Paul E. Ross, Senior Vice President — Finance and Chief Financial Officer; Robert L. Davis, Senior Vice President — Sales; and Donald W. Finkle, Senior Vice President — Operations
(kk)

10.96†	Purchase Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein	(ll)

10.97†
Limited Waiver Agreement dated October 11, 2007, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(mm)

10.100†	Amendment to Limited Waiver Agreement dated as of November 9, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.	(nn)

10.101†
Twelfth Amendment to Amended and Restated Credit Agreement dated as of November 16, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.
(oo)

Incorporation
Exhibit	Description	Reference

10.102†+	Executive Retention Agreement, dated as of January 10, 2008, by and between Meade Instruments Corp., and Steven L. Muellner	(pp)

10.103†+	Executive Retention Agreement, dated as of January 10, 2008, by and between Meade Instruments Corp., and Paul E. Ross	(pp)

10.104†+	Executive Retention Agreement, dated as of January 20, 2008, by and between Meade Instruments Corp., and Robert L. Davis	(pp)

10.105†+	Executive Retention Agreement, dated as of January 20, 2008, by and between Meade Instruments Corp., and Donald W. Finkle	(pp)

10.106†
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of April 9, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.
(qq)

10.107†
Fourteenth Amendment to Amended and Restated Credit Agreement dated as of April 17, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.
(rr)

10.108†+	Bonus Agreement dated as of April 17, 2008 by and between Meade Instruments Corp. and Robert Davis	(ss)

10.109†
Fifteenth Amendment to Amended and Restated Credit Agreement dated as of June 12, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corporation and Coronado Instruments, Inc.
(tt)

10.110†
Asset Purchase Agreement, dated as of June 12, 2008, by and among Simmons Outdoor Corporation, a Delaware corporation, and Bushnell, Inc., a Delaware corporation, and Meade Instruments Corp., a Delaware corporation
(tt)

10.111†
Sixteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corporation and Coronado Instruments, Inc.
(uu)

10.112†	Credit Agreement Terms dated as of September 24, 2008 by and among VR-Bank Westmunsterland eG, Meade Instruments Corp., Meade Instruments Europe Corp. and Meade Instruments Europe GmbH & Co. KG	(vv)

10.113†+	Executive Severance Agreement, dated October 2, 2008, by and between Donald W. Finkle and Meade Instruments Corp.	(ww)

10.114†+	First Amendment to the Executive Retention Agreement, dated as of November 15, 2008, by and between Meade Instruments Corp. and Mr. Steven L. Muellner	(xx)

10.115†+	First Amendment to the Executive Retention Agreement, dated as of November 15, 2008, by and between Meade Instruments Corp. and Mr. Paul E. Ross	(xx)

10.116†	Limited Consent Agreement dated January 27, 2009 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corporation and Coronado Instruments, Inc.	(yy)

10.117†
Purchase Agreement dated January 27, 2009 by and among Meade Instruments Europe Corp., a California corporation, Bresser GmbH, a German corporation, Meade Instruments Corp., a Delaware corporation, Helmut Ebbert, Meade Instruments Europe GmbH & Co. KG and Meade Instruments Verwaltungs GmbH
(yy)

10.118†	Factoring and Inventory Advances Agreement dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(zz)

Incorporation
Exhibit	Description	Reference

10.119†	Loan and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(aaa)

10.120†	Factoring and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC Factor Subsidiary, LLC	(bbb)

10.121†+	Executive Severance Agreement between Steven L. Muellner and Meade Instruments Corp. dated February 3, 2009	(ccc)

10.122†	Lease Surrender and Termination Agreement dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.123†	Promissory Note dated as of February 10, 2009 by Meade Instruments Corp. in favor of The Irvine Company	(ddd)

10.124†	Lease dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.125†+	Executive Severance Agreement, dated February 27, 2009, by and between Paul E. Ross and Meade Instruments Corp.	(eee)

10.126†+	Nonqualified Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.127†+	Stand-Alone Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.128†+	Employment Agreement, dated as of April 3, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(ggg)

16.1†	Dismissal of PricewaterhouseCoopers as certifying accountant	(x)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

31.2	Sarbanes-Oxley Act Section 302 Certification by John A. Elwood

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2	Sarbanes-Oxley Act Section 906 Certification by John A. Elwood

†	Previously filed with the Securities Exchange Commission as set forth in the following table:

+	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 4, 1997.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(j)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(n)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(o)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(p)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.

(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.

(r)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2004, as filed with the Securities and Exchange Commission on July 15, 2004.

(s)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004.

(t)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2004.

(u)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2004.

(v)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2005.

(w)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005.

(x)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2006.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2006.

(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.

(aa)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2006.

(bb)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006.

(cc)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2006.

(dd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006.

(ee)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.

(ff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 1, 2006.

(gg)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2006.

(hh)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.

(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 1, 2007.

(jj)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007.

(kk)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2007.

(ll)	Incorporated by reference to Exhibit 10.99 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2007.

(mm)	Incorporated by reference to Exhibit 10.93 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on October 15, 2007.

(nn)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 13, 2007.

(oo)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2007.

(pp)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

(qq)	Incorporated by reference to Exhibit 10.102 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2008.

(rr)	Incorporated by reference to Exhibit 10.103 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2008.

(ss)	Incorporated by reference to Exhibit 10.104 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2008.

(tt)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008.

(uu)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 16, 2008.

(vv)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2008.

(ww)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2008.

(xx)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2008.

(yy)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2009.

(zz)	Incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(aaa)	Incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(bbb)	Incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(ccc)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2009.

(ddd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2009.

(eee)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 5, 2009.

(fff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 19, 2009.

(ggg)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 9, 2009.