Form 10-Q
period 2009-05-31
MEADE INSTRUMENTS CORP
filed 2009-07-15
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22183

MEADE INSTRUMENTS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2988062 (I.R.S. Employer Identification No.)

27 Hubble, Irvine, CA (Address of principal executive offices)	92618 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2009, there were 23,346,328 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
May 31, 2009

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 31,	February 28,
	2009	2009
ASSETS
Current assets:
Cash	$4,428	$5,890
Restricted cash	500	700
Accounts receivable, less allowance for doubtful accounts of $604 at May 31, 2009 and $529 at February 28, 2009	3,159	2,488
Inventories, net	8,241	8,895
Prepaid expenses and other current assets	735	553

Total current assets	17,063	18,526
Property and equipment, net	566	665
Acquisition-related intangible assets, net	1,175	1,217
Other assets, net	177	158

	$18,981	$20,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,634	$1,702
Accrued liabilities	2,322	2,630
Accrued lease termination fee	500	700

Total current liabilities	4,456	5,032
Deferred rent	4	—

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000 shares authorized; 23,346 and 23,377 shares issued and outstanding at May 31, 2009 and February 28, 2009, respectively	233	233
Additional paid-in capital	51,395	51,317
Retained deficit	(37,107)	(35,941)
Deferred stock compensation	—	(75)

Total stockholders’ equity	14,521	15,534

	$18,981	$20,566

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended
	May 31,
	2009	2008

Net sales	$4,233	$7,165
Cost of sales	3,120	6,275

Gross profit	1,113	890
Selling	617	1,169
General and administrative	1,424	2,412
Research and development	257	283
ESOP contribution expense	—	39
Gain on brand sales	—	(4,468)

Operating (loss) income	(1,185)	1,455
Interest (income) expense, net	(6)	90

(Loss) income before income taxes	(1,179)	1,365
Income tax benefit	(13)	(183)

(Loss) income from continuing operations	(1,166)	1,548
Income from discontinued operations, net of tax	—	209

Net (loss) income	$(1,166)	$1,757

(Loss) income from continuing operations per share—basic and diluted	$(0.05)	$0.07

Income from discontinued operations, net of tax per share—basic and diluted	$—	$0.01

Net (loss) income per share—basic and diluted	$(0.05)	$0.08

Weighted average common shares outstanding—basic and diluted	23,357	23,337

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,166)	$1,757
Income from discontinued operations, net of tax	—	209

(Loss) income from continuing operations	(1,166)	1,548
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Gain on brand sales	—	(4,468)
Depreciation and amortization	123	268
ESOP contribution	—	110
Allowance for doubtful accounts	74	8
Deferred income taxes	—	793
Stock-based compensation	153	70
Deferred rent amortization	4	96
Gain on sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(745)	1,592
Inventories	650	1,671
Prepaid expenses and other current assets	(182)	(43)
Accounts payable	(68)	(3,691)
Accrued lease termination fee	(200)	—
Accrued liabilities	(304)	(1,569)

Net cash used in operating activities	(1,664)	(3,615)

Cash flows from investing activities:
Proceeds from brand sales	—	8,000
Capital expenditures	(1)	(52)
Reduction in restricted cash	200	—
Proceeds from sale of fixed assets	3	—

Net cash provided by investing activities	202	7,948

Cash flows from financing activities:
Net payments under bank lines of credit	—	(5,195)

Net cash used in financing activities	—	(5,195)
Cash flows from discontinued operations	—	1,500

Net increase (decrease) in cash	(1,462)	638

Cash at beginning of period	5,890	970

Cash at end of period	$4,428	$1,608

See accompaying notes to consolidated financial satements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.
In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet demand and delivery schedules and the timing and extent of research and development expenses, marketing expenses and product development expenses. In addition, a substantial portion of the Company’s net sales and operating income typically occur in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive products during the holiday season. The results of operations for the quarters ended May 31, 2009 and 2008, respectively, are not necessarily indicative of the operating results for the entire fiscal year.
B. Liquidity
At May 31, 2009, we had cash and cash equivalents of $4.4 million, as compared to $5.9 million at February 28, 2009, a decrease of $1.5 million primarily due to the Company’s loss from operations.
Net cash used in operating activities decreased from $3.6 million in the first quarter of fiscal 2009 to $1.7 million in the first quarter of fiscal 2010—a decrease of $1.9 million or 53% due primarily to the decrease in operating loss excluding Gain on brand sales, which decreased from $3.0 million in the first quarter of fiscal 2009 to $1.2 million in the first quarter of fiscal 2010—a decrease of $1.8 million or 60%.
In addition, approximately $0.5 million or 29% of the $1.7 million of cash used in operating activities during the first quarter of fiscal 2010 consisted of non-recurring restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	May 31,	February 28,
	2009	2009
	(In thousands)
Current Ratio:
Current assets	$17,063	$18,526
Current liabilities	$4,456	$5,032

Current ratio	3.83	3.68

Quick Ratio:
Current assets	$17,063	$18,526
Inventories, net	$(8,241)	$(8,895)

Quick assets	$8,822	$9,631
Current liabilities	$4,456	$5,032

Quick ratio	1.98	1.91

Debt to Equity Ratio:
Total liabilities	$4,460	$5,032
Total equity	$14,521	$15,534

Debt to equity ratio	0.31	0.32

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
While the Company’s credit facility does not contain explicit financial covenants, the agreement provides the Company’s lender with significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements during fiscal 2010.
C. Discontinued Operations
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, the Company sold its former European operations (“Meade Europe”) in January 2009.
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
The results of operations of the discontinued business of Meade Europe is summarized as follows:

Three Months Ended
May 31, 2008
(in thousands)

Net sales	$4,807
Cost of sales	3,130

Gross profit	1,677
Operating expenses	1,366

Operating income from discontinued operations	311
Gain on brand sales	(164)
Interest expense, net	(1)

Income from discontinued operations before income taxes	476
Provision for income taxes	267

Income from discontinued operations, net of tax	$209

D. Gain on Brand Sales
On April 17, 2008, the Company sold its Weaver brand and associated inventory to Ammunition Accessories, Inc., a subsidiary of Alliant Techsystems Inc., for cash proceeds of $5.0 million. On April 18, 2008, the Company sold its Redfield brand to Leupold & Stevens, Inc. for cash proceeds of $3.0 million. The gain on these brand sales was approximately $4.5 million.
The sale of these brands and associated assets did not qualify as a “Discontinued Operation” as defined by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
E. Restructuring Costs
During fiscal 2009, the Company engaged in a number of restructuring initiatives in an effort to better align its cost structure with market conditions. The following table provides a summary of the accrued restructuring costs associated with these initiatives (in millions):

	Employee
	Termination	Facility
	Benefits	Closure	Total
Accrued restructuring costs at February 28, 2009	$0.3	$0.7	$1.0
Payments	(0.3)	(0.2)	(0.5)

Accrued restructuring costs at May 31, 2009	$—	$0.5	$0.5

Employee termination benefits are included in accrued liabilities and facility closure costs are included in the accrued lease termination fee in the Consolidated Balance Sheets.
The remaining unpaid lease termination fee of $0.5 million at May 31, 2009 represents the remaining balance owed to the Company’s landlord on a promissory note of $0.7 million which was issued concurrent with the early termination of the lease of the Company’s former headquarters in February 2009. The note is secured by an irrevocable standby letter of credit, which is itself collateralized by cash, which is presented on the Consolidated Balance Sheet as restricted cash. The remaining unpaid lease termination fee is to be paid in two remaining installments, as follows:

Amount
(In millions)
August 1, 2009	$0.2
November 1, 2009	0.3

Total	$0.5

F. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended May 31, 2009 and 2008, were approximately $0.2 million and $0.1 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company did not grant stock options during the three months ended May 31, 2008. The fair value of the Company’s stock options granted in the three months ended May 31, 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Expected life (1)	5.5
Expected volatility (2)	103%
Risk-free interest rate (3)	2.3%
Expected dividends	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
As of May 31, 2009, the Company had approximately $0.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. At February 28, 2009, the Company had approximately $0.9 million of unrecognized compensation costs related to unvested stock options.
Included in general and administrative expense, in the first quarter of fiscal 2010 was approximately $12 thousand of stock-based compensation expense associated with 500,000 options granted to Mr. Steve Murdock, CEO, on March 13, 2009.  No compensation was recorded for the 750,000 options granted to Mr. Murdock, which are subject to Shareholder approval in August 2009.
G. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable is as follows:

	May 31,	February 28,
	2009	2009
	(In thousands)
Due from factor	$993	$—
Accounts receivables, other	2,166	2,488

	$3,159	$2,488

The total due from factor above was assigned on a recourse basis as the Company was still working to obtain credit approval of its customers from its lender. Accordingly, the credit risk associated with the assigned invoices remained with the Company at May 31, 2009.
The composition of inventories, net of reserves is as follows:

	May 31,	February 28,
	2009	2009
	(In thousands)
Raw materials	$3,784	$4,824
Work-in-process	1,953	2,399
Finished goods	2,504	1,672

	$8,241	$8,895

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The composition of acquisition-related intangible assets is as follows:

	Amortization	May 31, 2009		February 28, 2009
	Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
	(In thousands)
Trademarks	7-15	$424	$(263)	$424	$(254)
Completed technologies	12	1,620	(606)	1,620	(573)

Total		$2,044	$(869)	$2,044	$(827)

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Amounts
Fiscal Year	(In thousands)
2010 (remaining nine months)	$128
2011	171
2012	171
2013	171
2014	171
Thereafter	363

Total	$1,175

The composition of property and equipment is as follows:

	May 31,	February 28,
	2009	2009
	(In thousands)
Molds and dies	$7,020	$7,020
Machinery and equipment	4,850	4,873
Furniture and fixtures	256	357
Autos and trucks	199	199
Leasehold improvements	138	138

	12,463	12,587
Less accumulated depreciation and amortization	(11,897)	(11,922)

	$566	$665

H. Commitments and Contingencies
The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
I. Income (Loss) Per Share
Basic income (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic income (loss) per share is based upon the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The total number of options and restricted shares outstanding were as follows:

	May 31,	February 28,
	2009	2009
	(in thousands)
Stock options outstanding	1,097	1,415
Restricted shares outstanding	—	30
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended
	May 31,
	2009	2008
	(in thousands)
Basic weighted average number of shares	23,357	23,337
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	23,357	23,337
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	1,097	2,078
Potential shares of common stock excluded from the calculation of weighted average shares	—	—
Weighted average shares for the three month period ended May 31, 2009 and 2008, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.
J. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of May 31, 2009, is $0.7 million related to the company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended
	May 31,
	2009	2008
	(in thousands)
Beginning balance	$985	$1,066
Warranty accrual	(53)	39
Labor and material usage	(31)	(51)

Ending balance	$901	$1,054

K. Employee Stock Ownership Plan (“ESOP”)
The Company terminated its Employee Stock Ownership Plan (“ESOP”) in August 2008, at which time all unearned ESOP shares were allocated to participants’ accounts in accordance with the terms of the ESOP.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
L. Income Taxes
Income tax benefit for the three months ended May 31, 2008 related primarily to the benefit recorded related to the utilization of U.S. net operating losses from continuing operations against income generated by discontinued operations.
In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended May 31, 2009, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of May 31, 2009 and as of February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At May 31, 2009, accrued interest related to uncertain tax positions and accrued penalty was less than $0.1 million.
The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
M. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS No. 168 to have a material impact on the preparation of the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
SFAS 165 becomes effective starting with interim or annual financial periods ending after June 15, 2009. We do not expect SFAS 165 to have a material impact on the preparation of the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We are currently evaluating the impact that FSP 157-4 will have on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that this FSP will have on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and 28-1”). FSP 107-1 and 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact this FSP will have on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this pronouncement to have a material impact on our financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In April 2008, the FASB issued FASB Staff Position No. 142-3“Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 was adopted by the Company on March 1, 2009 and did not have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R was adopted by the Company on March 1, 2009 and did not have a material impact on our financial statements.

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
Overview of the Company
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled in our Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative operations. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
We believe that the Company holds valuable brand names and intellectual property that provide us with a competitive advantage in the marketplace. The Meade brand name is ubiquitous in the consumer telescope market, while the Coronado brand name represents a unique niche in the area of solar astronomy.
During fiscal 2009, we sold our Simmons, Weaver and Redfield sports optics brands for gross proceeds of $15.3 million. In January 2009, we sold our Meade Europe subsidiary for gross proceeds of $12.4 million. The proceeds from these divestitures were used to repay the Company’s credit facility balance, to fund the restructuring of the Company’s cost structure and to offset operating losses.
The sale of the Company’s former sport optics brands and associated assets did not qualify as a “Discontinued Operation” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
On the other hand, Meade Europe did qualify as a “Discontinued Operation” and is presented in that manner in our consolidated financial statements. As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2009, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Results of Operations
The nature of the Company’s business is highly seasonal. Historically, sales in the third quarter ended November 30th each year have been significantly higher than sales achieved in each of the other three fiscal quarters of the year. Thus, expenses and to a greater extent, operating income may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.
Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008
The Company reported net sales of $4.2 million for the quarter ended May 31, 2009, a decrease of $3.0 million or 41% from net sales of $7.2 million in the same period last year. Approximately $2.3 million of that decrease was due to the Company’s sale of its former sport optics brands last year and the resulting elimination of the revenue associated with those products. The remaining $0.7 million of the decrease was due to a decline in sales of most of the Company’s remaining products, partially offset by an increase in sales of its high end telescopes which is attributable to improvements in the Company’s manufacturing operations in Mexico, which had just begun full manufacturing operations in the first quarter of fiscal 2009. Reduced distribution outlets, increased competition and weak demand were factors contributing to the decline in sales.
The gross profit margin during the first quarter of fiscal 2010 increased to 26% of net sales, compared with 12% of net sales in the same period last year. This significant improvement in the gross profit margin was driven by a favorable change in product mix and reductions in the Company’s indirect manufacturing expenses due to better operating efficiency in its manufacturing facility located in Mexico.
Selling expenses for the quarter ending May 31, 2009 were $0.6 million, a 50% decrease from $1.2 million for the same quarter in the prior year. While the lower sales volume was the primary contributor to the lower selling expenses such as freight out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.
General and administrative expenses for the quarter ending May 31, 2009 were $1.4 million, a decrease of $1.0 million or 42% compared to $2.4 million in the same quarter in the prior year. Most of the decrease in general and administrative expenses was due to reduction in headcounts and excess facility costs associated with our former Irvine, California corporate headquarters.
Research and development expenses for the quarter ending May 31, 2009 were $0.3 million, consistent with the expense level for the same quarter in the prior year. The Company has maintained research and development spending due to the timing of the introduction of its new ETX-LS telescope at the end of the quarter ending May 31, 2009.

In August 2008, the Company terminated its ESOP and distributed the remaining shares to eligible employees, which resulted in the elimination of this expense.
During the first quarter of the prior year, the Company sold its Weaver and Redfield sport optics brands and associated inventory for gross proceeds of $8 million. This sale resulted in a gain of approximately $4.5 million. Excluding this gain, the Company would have reported a net loss of $2.7 million, or $0.12 per share, compared to a net loss of $1.2 million of $0.05 per share in the current year.
Interest expense of $0.09 million was incurred in the prior year due to the Company’s borrowings on its former credit facility during the first quarter of the prior year. The balance on the Company’s former credit facility was paid off prior to the end of the first quarter last year with the proceeds from the sale of the Company’s Weaver and Redfield brands in April 2008. The Company earned interest income in the first quarter of this fiscal year due to the net cash received from the sale of Meade Europe in January 2009.
The Company recorded an income tax benefit of $13 thousand for the quarter ending May 31, 2009 and $183 thousand for the quarter ending May 31, 2008, due to its losses from operations.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as a discontinued operation. Income from discontinued operations, net of tax, was $0.2 million in the quarter ending May 31, 2008.
Seasonality
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. In addition, a substantial portion of the Company’s net sales and operating income typically occurs in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. While seasonality is not as pronounced as it was prior to the sale of Meade Europe and the discontinuation of significant sales to Walmart, the Company continues to experience significant sales to mass merchandisers. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy such seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.
Liquidity and Capital Resources
At May 31, 2009, we had cash and cash equivalents of $4.4 million, as compared to $5.9 million at February 28, 2009, a decrease of $1.5 million primarily due to the Company’s loss from operations.
Net cash used in operating activities decreased from $3.6 million in the first quarter of fiscal 2009 to $1.7 million in the first quarter of fiscal 2010—a decrease of $1.9 million or 53% due primarily to the decrease in operating loss excluding Gain on brand sales, which decreased from $3.0 million in the first quarter of fiscal 2009 to $1.2 million in the first quarter of fiscal 2010—a decrease of $1.8 million or 60%.
In addition, approximately $0.5 million or 29% of the $1.7 million of cash used in operating activities during the first quarter of fiscal 2010 consisted of non-recurring restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.

The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	May 31,	February 28,
	2009	2009
	(In thousands)
Current Ratio:
Current assets	$17,063	$18,526
Current liabilities	$4,456	$5,032

Current ratio	3.83	3.68

Quick Ratio:
Current assets	$17,063	$18,526
Inventories, net	$(8,241)	$(8,895)

Quick assets	$8,822	$9,631
Current liabilities	$4,456	$5,032

Quick ratio	1.98	1.91

Debt to Equity Ratio:
Total liabilities	$4,460	$5,032
Total equity	$14,521	$15,534

Debt to equity ratio	0.31	0.32

While the Company’s credit facility does not contain explicit financial covenants, the agreement provides the Company’s lender with significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company can not assure that such additional sources of capital would be available on reasonable terms, if at all.
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements during fiscal 2010.
Capital expenditures, including financed purchases of equipment, aggregated $2 thousand and $58 thousand for the three months ended May 31, 2009 and May 31, 2008, respectively. The Company had no material capital expenditure commitments at May 31, 2009.
Inflation
The Company believes that inflation in China has had a material effect on the results of operations. The Company has experienced cost increases on product imported from China, but in many cases has not been able to pass on the price increases to customers due to U.S. market characteristics, thereby reducing the Company’s margin. There can be no assurance that the Company’s business will not be further affected by inflation in fiscal 2010 and beyond.

New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS No. 168 to have a material impact on the preparation of the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS 165 becomes effective starting with interim or annual financial periods ending after June 15, 2009. We do not expect SFAS 165 to have a material impact on the preparation of the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We are currently evaluating the impact that FSP 157-4 will have on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that this FSP will have on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and 28-1”). FSP 107-1 and 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact this FSP will have on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this pronouncement to have a material impact on our financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3“Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 was adopted by the Company on March 1, 2009 and did not have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R was adopted by the Company on March 1, 2009 and did not have a material impact on our financial statements.
Forward-Looking Information
The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future; the Company’s expectation that it will be able to resolve its liquidity challenges through negotiation with its lenders and through restructuring its business to reduce its cost structure; the Company’s expectation that it can successfully completed its transfer of its manufacturing operations without significantly disrupting its supply chain; the Company’s expectations in the amounts of cost savings to be achieved through restructuring the Company; the Company’s expectations that it will be able to successfully retain the credit facility with its lender on terms favorable to the Company; the Company’s expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the Company’s expectation that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended May 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.
Dated: July 15, 2009	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer