Form 10-Q
period 2009-08-31
MEADE INSTRUMENTS CORP
filed 2009-10-13
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
As of October 11, 2009, there were 1,167, 267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
AUGUST 31, 2009

ITEM 1. FINANCIAL STATEMENTS
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	August 31,	February 28,
	2009	2009
ASSETS
Current assets:
Cash	$2,118	$5,890
Restricted cash	300	700
Accounts receivable, less allowance for doubtful accounts of $475 at August 31, 2009 and $529 at February 28, 2009	6,033	2,488
Inventories, net	8,701	8,895
Prepaid expenses and other current assets	388	553

Total current assets	17,540	18,526
Property and equipment, net	667	665
Acquisition-related intangible assets, net	1,132	1,217
Other assets, net	183	158

	$19,522	$20,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,751	$1,702
Accrued liabilities	2,812	2,630
Accrued lease termination fee	300	700

Total current liabilities	5,863	5,032
Deferred rent	8	—

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at August 31, 2009 and February 28, 2009	12	12
Additional paid-in capital	51,855	51,538
Deferred stock compensation	—	(75)
Retained deficit	(38,216)	(35,941)

Total stockholders’ equity	13,651	15,534

	$19,522	$20,566

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Net sales	$7,597	$7,632	$11,830	$14,797
Cost of sales	6,300	6,629	9,420	12,904

Gross profit	1,297	1,003	2,410	1,893
Selling	707	1,091	1,324	2,260
General and administrative	1,570	2,805	2,994	5,217
Research and development	150	576	407	860
ESOP contribution expense	—	139	—	179
Gain on brand sales	—	(796)	—	(5,264)

Operating loss	(1,130)	(2,812)	(2,315)	(1,359)
Interest (income) expense, net	(21)	30	(27)	118

Loss before income taxes	(1,109)	(2,842)	(2,288)	(1,477)
Income tax benefit	—	(782)	(13)	(965)

Loss from continuing operations	(1,109)	(2,060)	(2,275)	(512)
Income from discontinued operations, net of tax	—	42	—	251

Net loss	$(1,109)	$(2,018)	$(2,275)	$(261)

Loss from continuing operations per share—basic and diluted	$(0.95)	$(1.76)	$(1.95)	$(0.44)

Income from discontinued operations, net of tax per share—basic and diluted	$—	$0.04	$—	$0.22

Net loss per share—basic and diluted	$(0.95)	$(1.73)	$(1.95)	$(0.22)

Weighted average common shares outstanding—basic and diluted	1,167	1,168	1,168	1,168

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, Shares and US Dollars)
(Unaudited)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 28, 2009 (as previously reported)	23,334	$233	$51,317	$(75)	$(35,941)	$15,534
Retroactive adjustment for Reverse Stock Split (20:1) on August 7, 2009	(22,167)	(221)	221	—	—	—

BALANCE AT FEBRUARY 28, 2009 (as adjusted)	1,167	12	51,538	(75)	(35,941)	15,534
Forfeiture of restricted stock	—	—	(75)	75	—	—
Share based compensation	—	—	392	—	—	392
Net loss	—	—	—	—	(2,275)	(2,275)

BALANCE AT AUGUST 31, 2009	1,167	$12	$51,855	$—	$(38,216)	$13,651

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,275)	$(261)
Income from discontinued operations, net of tax	—	251

Loss from continuing operations	(2,275)	(512)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on brand sales	—	(5,264)
Depreciation and amortization	269	506
ESOP contribution	—	179
Allowance for doubtful accounts	(54)	47
Deferred income taxes	—	793
Stock-based compensation	392	281
Deferred rent amortization	8	117
Gain on sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(3,490)	608
Inventories	190	(592)
Prepaid expenses and other current assets	165	(87)
Accounts payable	1,449	(2,427)
Accrued lease termination fee	(400)	—
Accrued liabilities	(381)	(1,567)

Net cash used in operating activities	(4,130)	(7,918)

Cash flows from investing activities:
Proceeds from brand sales	—	15,250
Capital expenditures	(45)	(75)
Reduction in restricted cash	400	—
Proceeds from sale of fixed assets	3	—

Net cash provided by investing activities	358	15,175

Cash flows from financing activities:
Net payments under bank lines of credit	—	(5,877)

Net cash used in financing activities	—	(5,877)
Cash flows from discontinued operations	—	(1,625)

Net decrease in cash	(3,772)	(245)

Cash at beginning of period	5,890	970

Cash at end of period	$2,118	$725

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.
In the opinion of the management of Meade Instruments Corp. (the “Company”), the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
In April 2008, the Company sold its Weaver and Redfield sport optics brands, and sold it Simmons sport optics brand in June 2008. The sale of these brands and associated assets did not qualify as a “Discontinued Operation” as defined by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
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
Historically, a substantial portion of the Company’s net sales and results from operation typically occurred in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season; however, the Company does not expect net sales and results from operations during its third quarter of fiscal 2010 to be substantially greater than its second quarter. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers who, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.
B. Liquidity
At August 31, 2009, the Company had cash and cash equivalents of $2.1 million, as compared to $5.9 million at February 28, 2009, a decrease of $3.8 million due to changes in working capital and the Company’s loss from operations.
Net cash used in operating activities decreased from $7.9 million in fiscal 2009 to $4.1 million in fiscal 2010—a decrease of $3.8 million or 48% due primarily to the decrease in operating loss excluding gain on brand sales, which decreased from $6.1 million during the six months ended August 31, 2008 to $2.3 million during the six months ended August 31, 2009—a decrease of $3.8 million or 62%, due to an improved gross margin and lower operating expenses.
Approximately $2.5 million or 61% of the $4.1 million of cash used from operating activities during the six months ended August 31, 2009, related to changes in working capital associated with seasonality of the Company’s business.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In addition, approximately $0.7 million or 17% of the $4.1 million of cash used in operating activities during fiscal 2010 consisted of restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	August 31,	February 28,
	2009	2009
	(In thousands)
Current Ratio:
Current assets	$17,540	$18,526
Current liabilities	$5,863	$5,032

Current ratio	2.99	3.68

Quick Ratio:
Current assets	$17,540	$18,526
Inventories, net	$(8,701)	$(8,895)

Quick assets	$8,839	$9,631
Current liabilities	$5,863	$5,032

Quick ratio	1.51	1.91

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to $2.7 million as of August 31, 2009, and was based solely in accounts receivable, as the Company was still in the process of working with its lender to determine availability on the $3.0 million inventory component of the facility. While the Company’s credit facility does not contain explicit financial covenants, the agreement provides the Company’s lender with significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The results of operations of the discontinued business of Meade Europe are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	August 31, 2008	August 31, 2008
	(In thousands)
Net sales	$4,930	$9,737
Cost of sales	3,346	6,476

Gross profit	1,584	3,261
Operating expenses	1,438	2,804

Operating income from discontinued operations	146	457
Gain on brand sales	—	(164)
Interest expense, net	(1)	(2)

Income from discontinued operations before income taxes	147	623
Provision for income taxes	105	372

Income from discontinued operations, net of tax	$42	$251

D. Gain on Brand Sales
On April 17, 2008, the Company sold its Weaver brand and associated inventory to Ammunition Accessories, Inc., a subsidiary of Alliant Techsystems Inc., for cash proceeds of $5.0 million. On April 18, 2008, the Company sold its Redfield brand to Leupold & Stevens, Inc. for cash proceeds of $3.0 million. The gain on these brand sales was approximately $4.5 million.
On June 12, 2008, a subsidiary of the Company entered into an agreement and sold its Simmons brand and associated inventory to Bushnell for gross cash proceeds of $7.3 million. The gain on this brand sale was approximately $0.8 million.
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
E. Restructuring Costs
During fiscal 2009, the Company engaged in a number of restructuring initiatives in an effort to better align its cost structure with market conditions. The following table provides a summary of the accrued restructuring costs associated with these initiatives (in millions):

	Employee
	Termination	Facility
	Benefits	Closure	Total
Accrued restructuring costs at February 28, 2009	$0.3	$0.7	$1.0
Payments	(0.3)	(0.4)	(0.7)

Accrued restructuring costs at August 31, 2009	$—	$0.3	$0.3

Employee termination benefits are included in accrued liabilities and facility closure costs are included in the accrued lease termination fee in the Consolidated Balance Sheets.
The remaining unpaid lease termination fee of $0.3 million at August 31, 2009 represents the remaining balance owed to the Company’s landlord on a promissory note of $0.7 million which was issued concurrent with the early termination of the lease of the Company’s former headquarters in February 2009. The note is secured by an irrevocable standby letter of credit, which is itself collateralized by cash, which is presented on the Consolidated Balance Sheets as restricted cash. The remaining unpaid lease termination fee is to be paid on November 1, 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
F. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the six months ended August 31, 2009 and 2008, were approximately $0.4 million and $0.3 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
The fair value of the Company’s stock options granted in the three months ended August 31, 2009 and 2008, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Expected life (1)	5.5	3.8
Expected volatility (2)	107%	72%
Risk-free interest rate (3)	2.6%	2.9%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
As of August 31, 2009, the Company had approximately $0.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. At February 28, 2009, the Company had approximately $0.9 million of unrecognized compensation costs related to unvested stock options.
Approximately $75,000 of unvested restricted stock was forfeited by the Company’s former Chief Financial Officer, concurrent with his termination in April 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
G. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable is as follows:

	August 31,	February 28,
	2009	2009
	(In thousands)
Due from factor	$3,098	$—
Accounts receivables, other	2,935	2,488

	$6,033	$2,488

The total due from factor above consisted of invoices assigned on a recourse basis as the Company was still working to obtain credit approval of its customers from its lender. Accordingly, the credit risk associated with the assigned invoices remained with the Company at August 31, 2009.
The Company generated approximately 17% of its revenue from one customer during the six months ended August 31, 2009 and 2008. Included in accounts receivable at August 31, 2009 is approximately $1.6 million due from this customer.
The composition of inventories, net of reserves is as follows:

	August 31,	February 28,
	2009	2009
	(In thousands)
Raw materials	$4,379	$4,824
Work-in-process	1,443	2,399
Finished goods	2,879	1,672

	$8,701	$8,895

The composition of acquisition-related intangible assets is as follows:

	Amortization	August 31, 2009		February 28, 2009
	Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
	(In thousands)
Trademarks	7–15	$424	$(272)	$424	$(254)
Completed technologies	12	1,620	(640)	1,620	(573)

Total		$2,044	$(912)	$2,044	$(827)

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the carrying amount of acquisition-related intangible assets for the six months ended August 31, 2009, are as follows:

Amortizing
Intangible Assets
(In thousands)
Balance, net, February 28, 2009	$1,217
Amortization	(85)

Balance, net, August 31, 2009	$1,132

Amortization of trademarks and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2010 (remaining six months)	$85
2011	171
2012	171
2013	171
2014	162
Thereafter	372

Total	$1,132

The composition of property and equipment is as follows:

	August 31,	February 28,
	2009	2009
	(In thousands)
Molds and dies	$7,317	$7,020
Machinery and equipment	4,762	4,873
Furniture and fixtures	256	357
Autos and trucks	199	199
Leasehold improvements	139	138

	12,673	12,587
Less accumulated depreciation and amortization	(12,006)	(11,922)

	$667	$665

H. Commitments and Contingencies
The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
I. Reverse Stock Split and Income (Loss) Per Share
On August 7, 2009, the Company filed an amendment to its Certificate of Incorporation (i) establishing a one-for-twenty reverse split of common stock, and (ii) reducing the number of our authorized shares of common stock to Two Million Five Hundred Thousand (2,500,000). Every twenty shares of (old) common stock which were held as of August 7, 2009, the effective date, were converted into one share of (new) common stock. Accordingly, all amounts reflected in this document have been retroactively restated based upon this reverse split in order to ensure comparability, including the shares and options granted and outstanding prior to the effective date of the reverse split.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
The total number of options and restricted shares outstanding were as follows:

	August 31,	February 28,
	2009	2009
	(In thousands)
Stock options outstanding	78	71
Restricted shares outstanding	—	2
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
	(In thousands)
Basic weighted average number of shares	1,167	1,168	1,168	1,168
Dilutive potential shares of common stock	—	—	—	—

Diluted weighted average number of shares outstanding	1,167	1,168	1,168	1,168
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	67	92	75	99
Potential shares of common stock excluded from the calculation of weighted average shares	—	—	—	—
Weighted average shares for the six month period ended August 31, 2009 and 2008, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
J. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of August 31, 2009, is $0.6 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$901	$1,219	$985	$859
Warranty accrual	44	(25)	(8)	386
Labor and material usage	(81)	(31)	(113)	(82)

Ending balance	$864	$1,163	$864	$1,163

K. Employee Stock Ownership Plan (“ESOP”)
The Company terminated its Employee Stock Ownership Plan (“ESOP”) in August 2008, at which time all unearned ESOP shares were allocated to participants’ accounts in accordance with the terms of the ESOP.
L. Income Taxes
Income tax benefit for the three and six months ended August 31, 2008 related almost exclusively to the write-off of a deferred tax liability associated with the intangible assets sold as part of the brand sales.
In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended August 31, 2009, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of August 31, 2009 and as of February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $1.0 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At August 31, 2009, accrued interest related to uncertain tax positions and accrued penalty was less than $0.1 million.
The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS 165 was adopted by the Company on June 15, 2009. SFAS 165 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 were adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and 28-1”). FSP 107-1 and 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 were adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In April 2008, the FASB issued FASB Staff Position No. 142-3“Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 was adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R was adopted by the Company on March 1, 2009 and did not have a material impact on our financial statements.

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
Overview of the Company
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
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
Intangible Assets
The Company accounts for acquisition-related intangible assets in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. A portion of the remaining difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the balance sheet as acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization range from seven to fifteen years depending on the nature of the assets acquired. The carrying value of acquisition-related intangible assets, including the related amortization period, is evaluated in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount exceeds the fair value, which is determined based upon estimated discounted future cash flows based upon our estimated cost of capital, an impairment loss is reflected in loss from operations. Such estimates are subject to change and we may be required to recognize an impairment loss in the future.
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

The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2009, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Results of Operations
The nature of the Company’s business has historically been highly seasonal. Sales in the third quarter ended November 30th each year have been significantly higher than sales achieved in each of the other three fiscal quarters of the year. Management does not expect the Company’s sales to be significantly higher in the third quarter ending November 30, 2009, due to the sale of Meade Europe in January 2009 (discontinued operations) compared to the second quarter. However, expenses and, to a greater extent, results from operations generally may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.
Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008
The Company reported net sales of $7.6 million for both of the three month periods ended August 31, 2009 and 2008. However, the Company experienced a decrease of approximately $1.1 million in net sales during the three months ended August 31, 2009, compared to the prior year period due to the Company’s sale of its former sport optics brands last year and the resulting elimination of the revenue associated with those products. This decrease was offset by increases in new product sales due to new product development and sales of high-end telescopes, the latter of which is primarily attributable to improvements in the Company’s manufacturing operations in Mexico. Approximately 26% of the Company’s net sales during each of the three month periods ended August 31, 2009 and 2008 were from one customer.
The gross profit margin during the second quarter of fiscal 2010 was 17% of net sales, compared to 13% of net sales in the prior year’s comparable three month period. Approximately 2% of this increase in the gross margin was due to lower direct labor and other manufacturing costs as a result of the devaluation of the Mexican Peso relative to the US Dollar. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos. In addition, the Company consolidated its operations in Mexico to one building in June 2009, reducing the Company’s monthly rent by half—approximately $30 thousand per month or $90 thousand per quarter. The Company’s operating efficiency at its manufacturing facility in Mexico has also improved, reducing the Company’s manufacturing costs.
Selling expenses for the three months ended August 31, 2009 were $0.7 million, a 35% decrease from $1.1 million for the same period in the prior year. The decrease was due to headcount reductions and reduced discretionary spending.
General and administrative expenses for the three months ended August 31, 2009 were $1.6 million, a decrease of $1.2 million or 44% compared to $2.8 million in the same period in the prior year. Most of the decrease in general and administrative expenses was due to reductions in both headcount and the excess facility costs associated with our former Irvine, California corporate headquarters.

Research and development expenses for the three months ended August 31, 2009 were $0.2 million, a decrease of $0.4 million or 74% compared to $0.6 million in the same quarter in the prior year primarily due to completion of its new product introduction (ETX-LS) at the end of the quarter ending May 31,2009.
In August 2008, the Company terminated its ESOP and distributed the remaining shares to eligible employees, which resulted in the elimination of this expense.
During the second quarter of the prior year, the Company sold its Simmons sport optics brand and associated inventory for gross proceeds of $7.3 million. This sale resulted in a gain of approximately $0.8 million. Excluding this gain, the Company would have reported a net loss of $2.8 million, or $0.12 per share.
The Company earned interest income in the second quarter of this fiscal year due to the net cash received from the sale of Meade Europe in January 2009. Interest expense of $30 thousand was incurred in the prior year due to the Company’s borrowings on its former credit facility, which was paid off with the proceeds from the sale of the Company’s former sport optics brands.
The Company did not record any income tax provision or benefit during the three months ended August 31, 2009 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses. The Company recorded an income tax benefit of $0.8 million for the quarter ended August 31, 2008 relating almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as a discontinued operation. Income from discontinued operations, net of tax, was $42 thousand in the three months ended August 31, 2008.
Six Months Ended August 31, 2009 Compared to Six Months Ended August 31, 2008
The Company reported net sales of $11.8 million for the first six months of fiscal year 2010, a decrease of $3.0 million or 20% from net sales of $14.8 million in the same period last year. This decrease was due to a decrease of approximately $3.4 million in net sales due to the Company’s sale of its former sport optics brands last year and the resulting elimination of the revenue associated with those products, a decrease of approximately $1.2 million in sales of most of the Company’s low-end telescopes and accessories products, which were both partially offset by increases in sales of the Company’s high-end and mid-range telescopes. The increase in the sales of the Company’s high-end telescopes is attributable to improvements in the Company’s manufacturing operations in Mexico, which had just begun full manufacturing operations in the first quarter of fiscal 2009. The increase in sales of the Company’s mid-range telescopes was due to new product development. Reduced distribution outlets, increased competition and weak demand were also factors contributing to the decline in sales. Approximately 18% of the Company’s net sales during each of the six month periods ended August 31, 2009 and 2008 were from one customer.
The gross profit margin during the first six months of fiscal year 2010 increased to 20% of net sales, compared with 13% of net sales in the prior year’s comparable six month period. This improvement in the gross profit margin was driven by a favorable change in product mix, and reductions in the Company’s manufacturing expenses. Approximately 3% of the improvement in the gross profit margin was due to the devaluation of the Mexican Peso relative to the US Dollar. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos. In addition, the Company consolidated its operations in Mexico to one building in June 2009, reducing the Company’s monthly rent by half—approximately $30 thousand per month or $90 thousand per quarter. The Company’s operating efficiency at its manufacturing facility in Mexico has also improved, reducing the Company’s manufacturing costs.
Selling expenses for the first six months of fiscal year 2010 were $1.3 million, a 41% decrease from $2.3 million in the comparable six month period in the prior year. While the lower sales volume contributed to the lower selling expenses such as freight out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.

General and administrative expenses for the first six months of fiscal year 2010 were $3.0 million, a decrease of $2.2 million or 43% compared to $5.2 million in the prior year’s comparable six month period. Most of the decrease in general and administrative expenses was due to reduction in headcounts and excess facility costs associated with our former Irvine, California corporate headquarters.
Research and development expenses for the first six months of fiscal year 2010 were $0.4 million, a decrease of $0.5 million or 53% compared to $0.9 million in the prior year’s comparable six month period primarily due to completion of its new product introduction (ETX-LS) at the end of the quarter ending May 31, 2009.
In August 2008, the Company terminated its ESOP and distributed the remaining shares to eligible employees, which resulted in the elimination of this expense.
During the six months ended August 31, 2008, the Company sold its Simmons, Weaver and Redfield sport optics brands and associated inventory for gross proceeds of $15 million. This sale resulted in a gain of approximately $5.3 million. Excluding this gain, the Company would have reported a net loss of $5.5 million, or $0.24 per share.
The Company earned interest income in the six months ended August 31, 2009, due to the net cash received from the sale of Meade Europe in January 2009. Interest expense of $118 thousand was incurred in the prior year due to the Company’s borrowings on its former credit facility during the first six months of the prior year. Due to the cash generated from the sale of Simmons, Weaver and Redfield brands, the Company reduced its usage of credit facilities during the period.
The Company did not record any income tax provision or benefit during the six months ended August 31, 2009 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses. The Company recorded an income tax benefit of approximately $1.0 million for the six months ended August 31, 2008, relating almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as a discontinued operation. Income from discontinued operations, net of tax, was $0.3 million in the first two quarters ending August 31, 2008.
Seasonality
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. Mass merchandises, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. However, the Company does not expect net sales and results from operations during its third quarter of fiscal 2010 to be substantially greater than its second quarter. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers.
Liquidity and Capital Resources
At August 31, 2009, we had cash and cash equivalents of $2.1 million, as compared to $5.9 million at February 28, 2009, a decrease of $3.8 million due to changes in working capital and the Company’s loss from operations.

Net cash used in operating activities decreased from $7.9 million in fiscal 2009 to $4.1 million in fiscal 2010—a decrease of $3.8 million or 48% due primarily to the decrease in operating loss excluding gain on brand sales, which decreased from $6.1 million during the six months ended August 31, 2008 to $2.3 million during the six months ended August 31, 2009—a decrease of $3.8 million or 62%, due to an improved gross margin and lower operating expenses.
Approximately $2.5 million or 61% of the $4.1 million of cash used from operating activities during the six months ended August 31, 2009, related to changes in working capital associated with seasonality of the Company’s business.
In addition, approximately $0.7 million or 17% of the $4.1 million of cash used in operating activities during fiscal 2010 consisted of restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	August 31,	February 28,
	2009	2009
	(In thousands)
Current Ratio:
Current assets	$17,540	$18,526
Current liabilities	$5,863	$5,032

Current ratio	2.99	3.68

Quick Ratio:
Current assets	$17,540	$18,526
Inventories, net	$(8,701)	$(8,895)

Quick assets	$8,839	$9,631
Current liabilities	$5,863	$5,032

Quick ratio	1.51	1.91

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to $2.7 million as of August 31, 2009, and was based solely in accounts receivable, as the Company was still in the process of working with its lender to determine availability on the $3.0 million inventory component of the facility. While the Company’s credit facility does not contain explicit financial covenants, the agreement provides the Company’s lender with significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements during fiscal 2010.
Capital expenditures, aggregated $45 thousand and $75 thousand for the six months ended August 31, 2009 and 2008, respectively. The Company had no material capital expenditure commitments at August 31, 2009.

Inflation
The Company believes that inflation in China has had a material effect on the Company’s results of operations. During fiscal 2009 and 2010, the Company has experienced cost increases on product imported from China, but in many cases has not been able to pass on the price increases to customers due to U.S. market characteristics, thereby reducing the Company’s gross margin on sales of products imported from China. There can be no assurance that the Company’s business will not be further affected by inflation in fiscal 2010 and beyond.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS 165 was adopted by the Company on June 15, 2009. SFAS 165 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 were adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and 28-1”). FSP 107-1 and 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 were adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3“Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 was adopted by the Company on June 1, 2009 and did not have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R was adopted by the Company on March 1, 2009 and did not have a material impact on our financial statements.

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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”,) as of the quarter ended August 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Stockholders of Meade Instruments Corp. was held on August 6, 2009 for the purpose of (i) electing five directors to the Board of Directors, (ii) approving a Stand-Alone Stock Option Agreement between the Company and Steven G. Murdock (“Proposal 2”), (iii) approving an amendment to the Company’s Certificate of Incorporation to (a) effect a reverse stock split of the Company’s Common Stock in the ratio of one-for-twenty and (b) reduce the number of authorized shares of Common Stock to Two Million Five Hundred Thousand (2,500,000) (“Proposal 3”), and (iv) ratifying the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2010 (“Proposal 4”).
Paul D. Sonkin, Steven G. Murdock, Timothy C. McQuay, Michael R. Haynes and Frederick H. Schneider, Jr. were elected to serve as directors of the Company for a term of one year and until their respective successors are elected and qualified.
The tabulation of votes cast for the election of Messrs. Sonkin, Murdock, McQuay, Haynes and Schneider was as follows:

	Votes For	Withheld
Paul D. Sonkin	16,064,246	684,245
Steven G. Murdock	15,953,976	794,515
Timothy C. McQuay	14,443,624	2,304,867
Michael R. Haynes	16,035,005	713,486
Frederick H. Schneider, Jr.	14,215,466	2,533,025
Proposals 2, 3 and 4 were approved, and the tabulation of votes for these Proposals was as follows:

				Broker
	For	Against	Abstain	non-votes
Approval of Stand-Alone Stock Option Agreement	6,866,185	3,164,886	79,256	6,638,164
Approval of Amendment to the Company’s Certificate of Incorporation	15,860,915	837,369	50,206	—
Ratification of Moss Adams LLP	16,320,521	332,975	94,994	—

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.

Dated: October 13, 2009	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer