Form 10-Q
period 2009-11-30
MEADE INSTRUMENTS CORP
filed 2010-01-08
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
As of January 8, 2010, there were 1,167,267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
NOVEMBER 30, 2009

ITEM 1. FINANCIAL STATEMENTS
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	November 30,	February 28,
	2009	2009
ASSETS

Current assets:
Cash	$3,469	$5,890
Restricted cash	—	700
Accounts receivable, less allowance for doubtful accounts of $462 at November 30, 2009 and $529 at February 28, 2009	5,245	2,488
Inventories, net	7,268	8,895
Prepaid expenses and other current assets	342	553

Total current assets	16,324	18,526
Property and equipment, net	586	665
Acquisition-related intangible assets, net	1,089	1,217
Other assets, net	200	158

	$18,199	$20,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,219	$1,702
Accrued liabilities	2,633	2,630
Accrued lease termination fee	—	700

Total current liabilities	4,852	5,032
Deferred rent	12	—

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at November 30, 2009 and February 28, 2009	12	12
Additional paid-in capital	52,053	51,538
Deferred stock compensation	—	(75)
Retained deficit	(38,730)	(35,941)

Total stockholders’ equity	13,335	15,534

	$18,199	$20,566

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net sales	$7,271	$9,872	$19,101	$24,669
Cost of sales	5,771	8,664	15,191	21,568

Gross profit	1,500	1,208	3,910	3,101
Selling	665	1,171	1,989	3,431
General and administrative	1,144	3,840	4,138	9,057
Research and development	212	441	619	1,300
ESOP contribution expense	—	—	—	178
Gain on brand sales	—	62	—	(5,202)

Operating loss	(521)	(4,306)	(2,836)	(5,663)
Interest (income) expense, net	(7)	48	(34)	168

Loss before income taxes	(514)	(4,354)	(2,802)	(5,831)
Income tax benefit	—	(981)	(13)	(1,946)

Loss from continuing operations	(514)	(3,373)	(2,789)	(3,885)
Income from discontinued operations, net of tax	—	583	—	834

Net loss	$(514)	$(2,790)	$(2,789)	$(3,051)

Loss from continuing operations per share—basic and diluted	$(0.44)	$(2.89)	$(2.39)	$(3.32)

Income from discontinued operations, net of tax per share—basic and diluted	$—	$0.50	$—	$0.71

Net loss per share—basic and diluted	$(0.44)	$(2.39)	$(2.39)	$(2.61)

Weighted average common shares outstanding—basic and diluted	1,167	1,167	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, Shares and US Dollars)
(Unaudited)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 28, 2009 (as previously reported)	23,334	$233	$51,317	$(75)	$(35,941)	$15,534
Retroactive adjustment for Reverse Stock Split (20:1) on August 7, 2009	(22,167)	(221)	221	—	—	—

BALANCE AT FEBRUARY 28, 2009 (as adjusted)	1,167	12	51,538	(75)	(35,941)	15,534
Forfeiture of restricted stock	—	—	(75)	75	—	—
Share based compensation	—	—	590	—	—	590
Net loss	—	—	—	—	(2,789)	(2,789)

BALANCE AT November 30, 2009	1,167	$12	$52,053	$—	$(38,730)	$13,335

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	November 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,789)	$(3,051)
Income from discontinued operations, net of tax	—	834

Loss from continuing operations	(2,789)	(3,885)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on brand sales	—	(5,202)
Depreciation and amortization	399	601
ESOP contribution	—	179
Allowance for doubtful accounts	(68)	89
Deferred income taxes	—	11
Stock-based compensation	590	421
Deferred rent amortization	12	132
Gain on sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(2,689)	45
Inventories	1,623	850
Prepaid expenses and other current assets	211	(87)
Accounts payable	517	(2,097)
Accrued lease termination fee	(700)	—
Accrued liabilities	(159)	499

Net cash used in operating activities	(3,056)	(8,444)

Cash flows from investing activities:
Proceeds from brand sales	—	15,250
Capital expenditures	(68)	(122)
Reduction in restricted cash	700	—
Proceeds from sale of fixed assets	3	—

Net cash provided by investing activities	635	15,128

Cash flows from financing activities:
Net payments under bank lines of credit	—	(5,492)

Net cash used in financing activities	—	(5,492)
Cash flows from discontinued operations	—	(1,898)

Net decrease in cash	(2,421)	(706)

Cash at beginning of period	5,890	970

Cash at end of period	$3,469	$264

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited
In the opinion of the management of Meade Instruments Corp. (the “Company”), the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
In April 2008, the Company sold its Weaver and Redfield sport optics brands, and sold its Simmons sport optics brand in June 2008. The sale of these brands and associated assets did not qualify as a “Discontinued Operation” as defined by ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, the Company sold its former European operations (“Meade Europe”) in January 2009. Accordingly, Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
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
Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the third quarter of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season; however, net sales during its third quarter of fiscal 2010 were not substantially greater than its second quarter, due to difficult market conditions brought about by the poor general economic environment and increased competition from Asia-based manufacturers. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers who, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.
B. Liquidity
At November 30, 2009, the Company had cash and cash equivalents of $3.5 million, as compared to $5.9 million at February 28, 2009, a decrease of $2.4 million due to changes in working capital and the Company’s loss from operations.
Net cash used in operating activities decreased from $8.4 million during the nine months ended November 30, 2008 compared to $3.1 million during the nine months ended November 30, 2009—a decrease of $5.3 million or 63% due primarily to the decrease in operating loss excluding gain on brand sales. Operating loss excluding gain on brand sales decreased from $10.9 million during the nine months ended November 30, 2008 to $2.8 million during the nine months ended November 30, 2009—a decrease of $8.1 million or 74%, due to an improved gross margin and lower operating expenses.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Approximately $1.2 million or 39% of the $3.1 million of cash used from operating activities during the nine months ended November 30, 2009 related to changes in working capital associated with seasonality of the Company’s business.
In addition, approximately $1.0 million or 32% of the $3.1 million of cash used in operating activities during fiscal 2010 consisted of restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	November 30,	February 28,
	2009	2009
	(In thousands)
Current Ratio:
Current assets	$16,324	$18,526
Current liabilities	$4,852	$5,032

Current ratio	3.36	3.68

Quick Ratio:
Current assets	$16,324	$18,526
Inventories, net	$(7,268)	$(8,895)

Quick assets	$9,056	$9,631
Current liabilities	$4,852	$5,032

Quick ratio	1.87	1.91

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $3.6 million as of November 30, 2009, and was based solely on accounts receivable, as the Company was still in the process of working with its lender to determine availability on the $3.0 million inventory component of the facility. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for the remainder of fiscal 2010 and fiscal 2011.
C. Discontinued Operations
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, the Company sold its former European operations (“Meade Europe”) in January 2009. Accordingly, Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The results of operations of the discontinued business of Meade Europe are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	November 30, 2008	November 30, 2008
	(In thousands)
Net sales	$13,558	$23,295
Cost of sales	9,246	15,722

Gross profit	4,312	7,573
Operating expenses	2,057	4,861

Operating income from discontinued operations	2,255	2,712
Gain on brand sales	—	(164)
Interest expense, net	36	34

Income from discontinued operations before income taxes	2,219	2,842
Provision for income taxes	1,636	2,008

Income from discontinued operations, net of tax	$583	$834

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
The sale of these brands and associated assets did not qualify as a “Discontinued Operation” as defined by ASC No. 360-10, because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
E. Restructuring Costs
During fiscal 2009, the Company engaged in a number of restructuring initiatives in an effort to better align its cost structure with market conditions. The following table provides a summary of the accrued restructuring costs associated with these initiatives (in millions):

	Employee
	Termination	Facility
	Benefits	Closure	Total
Accrued restructuring costs at February 28, 2009	$0.3	$0.7	$1.0
Payments	(0.3)	(0.7)	(1.0)

Accrued restructuring costs at November 30, 2009	$—	$—	$—

Employee termination benefits are included in accrued liabilities and facility closure costs are included in the accrued lease termination fee in the Consolidated Balance Sheets.
The Company provided its landlord a promissory note of $0.7 million which was issued concurrent with the early termination of the lease of the Company’s former headquarters in February 2009. The note was secured by an irrevocable standby letter of credit, which was itself collateralized by cash which was presented on the Consolidated Balance Sheets as restricted cash. The note was paid in full during the nine months ended November 30, 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
F. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended November 30, 2009 and 2008, were approximately $0.6 million and $0.4 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
The Company did not grant stock options during either of the three months ended November 30, 2009 and 2008, respectively. The fair value of the Company’s stock options granted in the nine months ended November 30, 2009 and 2008, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

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
As of November 30, 2009, the Company had approximately $0.6 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. At February 28, 2009, the Company had approximately $0.9 million of unrecognized compensation costs related to unvested stock options.
Approximately $75,000 of unvested restricted stock was forfeited by the Company’s former Chief Financial Officer, concurrent with his termination in April 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
G. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable is as follows:

	November 30,	February 28,
	2009	2009
	(In thousands)
Due from factor	$4,348	$—
Accounts receivables, other	897	2,488

	$5,245	$2,488

The total due from factor at November 30, 2009 included approximately $3.8 million of invoices assigned on a recourse basis. Accordingly, the credit risk associated with the assigned invoices remained with the Company at November 30, 2009.
The Company generated approximately 15% and 14% of its revenue from one customer during the nine months ended November 30, 2009 and 2008. Included in accounts receivable at November 30, 2009 is approximately $0.9 million due from this customer.
The composition of inventories, net of reserves is as follows:

	November 30,	February 28,
	2009	2009
	(In thousands)
Raw materials	$2,993	$4,824
Work-in-process	1,663	2,399
Finished goods	2,612	1,672

	$7,268	$8,895

The composition of acquisition-related intangible assets is as follows:

	Amortization	November 30, 2009		February 28, 2009
	Periods	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
		(In thousands)
Trademarks	7-15	$424	$(280)	$424	$(254)
Completed technologies	12	1,620	(675)	1,620	(573)

Total		$2,044	$(955)	$2,044	$(827)

The changes in the carrying amount of acquisition-related intangible assets for the nine months ended November 30, 2009, are as follows:

Amortizing
Intangible Assets
(In thousands)
Balance, net, February 28, 2009	$1,217
Amortization	(128)

Balance, net, November 30, 2009	$1,089

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amortization of trademarks completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2010 (remaining three months)	$42
2011	171
2012	171
2013	171
2014	162
Thereafter	372

Total	$1,089

The composition of property and equipment is as follows:

	November 30,	February 28,
	2009	2009
	(In thousands)
Molds and dies	$7,317	$7,020
Machinery and equipment	4,785	4,873
Furniture and fixtures	256	357
Autos and trucks	199	199
Leasehold improvements	139	138

	12,696	12,587
Less accumulated depreciation and amortization	(12,110)	(11,922)

	$586	$665

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The total number of options and restricted shares outstanding were as follows:

	November 30,	February 28,
	2009	2009
	(In thousands)
Stock options outstanding	78	71
Restricted shares outstanding	—	2
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
		(In thousands)
Basic weighted average number of shares	1,167	1,167	1,167	1,167
Dilutive potential shares of common stock	—	—	—	—

Diluted weighted average number of shares outstanding	1,167	1,167	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	78	92	71	99
Potential shares of common stock excluded from the calculation of weighted average shares	—	—	—	—
Weighted average shares for the nine month period ended November 30, 2009 and 2008, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
J. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of November 30, 2009, is $0.6 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$864	$1,521	$985	$1,504
Warranty accrual	61	(119)	236	(20)
Labor and material usage	(62)	(38)	(358)	(120)

Ending balance	$863	$1,364	$863	$1,364

K. Employee Stock Ownership Plan
The Company terminated its Employee Stock Ownership Plan (“ESOP”) in August 2008, at which time all unearned ESOP shares were allocated to participants’ accounts in accordance with the terms of the ESOP.
L. Income Taxes
Income tax benefit for the three and nine months ended November 30, 2008 related almost exclusively to the write-off of a deferred tax liability associated with the intangible assets sold as part of the brand sales.
In accordance with ASC 740-10, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended November 30, 2009, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of November 30, 2009 and as of February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At November 30, 2009, accrued interest related to uncertain tax positions and accrued penalty was less than $0.1 million.
The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
M. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification became effective for our third quarter ended November 30, 2009. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.
In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10., “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
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
ASC 855-10 was adopted by the Company on June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

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
Overview of the Company
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our entry level products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
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
The sale of the Company’s former sport optics brands and associated assets did not qualify as a “Discontinued Operation” as defined by FASB Accounting Standard Codification No. 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC No. 360-10”) because the operations and cash flows could not be clearly distinguished from the rest of the entity. These brands and inventory were fully integrated into the structure of a much larger business.
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
Revenue Recognition
The Company’s revenue recognition policy complies with Revenue Recognition ASC 605. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.
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
Intangible Assets
The Company accounts for acquisition-related intangible assets in accordance with FASB Accounting Standards Codification No. 805-10, Business Combinations, and ASC No. 350-20, Goodwill and Other Intangible Assets. A portion of the remaining difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the balance sheet as acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization range from seven to fifteen years depending on the nature of the assets acquired. The carrying value of acquisition-related intangible assets, including the related amortization period, is evaluated in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount exceeds the fair value, which is determined based upon estimated discounted future cash flows based upon our estimated cost of capital, an impairment loss is reflected in loss from operations. Such estimates are subject to change and we may be required to recognize an impairment loss in the future.
Income taxes
A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Significant judgment is necessary in the determination for recoverability of the Company’s deferred tax assets. Deferred tax assets are reviewed regularly for recoverability and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company’s deferred tax assets.

The Company adopted the provisions of FASB Accounting Standards Codification No. ASC 740-10 (“ASC 740-10”) on March 1, 2007. As a result of the implementation of ASC 740-10, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2009, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2009, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Results of Operations
Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008
The Company reported net sales of $7.3 million and $9.9 million for the three month periods ended November 30, 2009 and 2008, respectively. This decrease of approximately $2.6 million or 26% consisted of a decrease in sales of most of the Company’s products, offset partially by sales of the Company’s new ETX-LS product which started shipping in May 2009. While net sales to the Company’s top 25 customers increased slightly, by approximately 3%, net sales decreased overall. Approximately 22% and 17% of the Company’s net sales during each of the three month periods ended November 30, 2009 and 2008, respectively, were from one customer. The Company attributes much of the decline in its net sales to reduced discretionary spending resulting from the current high unemployment rates and the generally poor economic environment. In addition, the Company is experiencing increased competition from Asia-based manufacturers—which is also exacerbated by the economic environment. It is not possible to determine how much of the decrease is associated with each of these factors.
The gross profit margin during the third quarter of fiscal 2010 was 21% of net sales, compared to 12% of net sales during the comparable three month period in the prior year. The primary reason for this improvement was a reduction in manufacturing costs associated with the Company’s manufacturing facility, including the consolidation of the Company’s operations in Mexico to one building in June 2009, reducing the Company’s monthly rent expense there by half—approximately $0.1 million per quarter. Approximately 0.6% of the increase in the gross margin was due to lower direct labor and other manufacturing costs as a result of the devaluation of the Mexican Peso relative to the US Dollar. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos.
Selling expenses for the three months ended November 30, 2009 were $0.7 million, a 42% decrease from $1.2 million for the same period in the prior year. The decrease was due to headcount reductions and reduced discretionary spending, such as advertising and marketing expenditures.
General and administrative expenses for the three months ended November 30, 2009 were $1.1 million, a decrease of $2.7 million or 71% compared to $3.8 million in the same period in the prior year. Out of the $2.7 million reduction, $1.2 million was due to restructuring costs (lease termination costs) recorded in the third quarter of the prior year. The rest of the decrease in general and administrative expenses was mostly due to reductions in both headcount and the excess facility costs associated with our former Irvine, California corporate headquarters.
Research and development expenses for the three months ended November 30, 2009 were $0.2 million, a decrease of $0.2 million or 50% compared to $0.4 million in the same quarter in the prior year primarily due to completion of its new product introduction (ETX-LS) at the end of the quarter ending May 31, 2009.

The Company earned interest income in the third quarter of this fiscal year due to the net cash received from the sale of Meade Europe in January 2009. Interest expense of $48 thousand was incurred in the prior year due to the Company’s borrowings on its former credit facility, which was paid off with the proceeds from the sale of the Company’s former sport optics brands.
The Company did not record any income tax provision or benefit during the three months ended November 30, 2009 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses. The Company recorded an income tax benefit of $0.9 million for the quarter ended November 30, 2008 relating almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as discontinued operations. Income from discontinued operations, net of tax, was $0.6 million in the three months ended November 30, 2008.
Nine Months Ended November 30, 2009 Compared to Nine Months Ended November 30, 2008
The Company reported net sales of $19.1 million for the first nine months of fiscal year 2010, a decrease of $5.6 million or 23% from net sales of $24.7 million in the same period last year. This decrease was due to a decrease of approximately $3.4 million in net sales due to the Company’s sale of its former sport optics brands last year, and the resulting elimination of the revenue associated with those products. A decrease of approximately $2.0 million in sales of most of the Company’s low-end telescopes and accessories products, were both partially offset by increases in sales of the Company’s high-end and mid-range telescopes. The increase in the sales of the Company’s high-end telescopes is attributable to improvements in the Company’s manufacturing operations in Mexico, which had just begun full manufacturing operations in the first quarter of fiscal 2009. The increase in sales of the Company’s mid-range telescopes was due primarily to the development of the Company’s new ETX-LS product. Reduced distribution outlets, increased competition and weak demand, were also factors contributing to the decline in sales. Approximately 15% and 14% of the Company’s net sales during each of the nine month periods ended November 30, 2009 and 2008 were from one customer.
The gross profit margin during the first nine months of fiscal year 2010 increased to 20% of net sales, compared with 13% of net sales in the prior year’s comparable nine month period. This improvement in the gross profit margin was driven by a favorable change in product mix and reductions in the Company’s manufacturing expenses. Approximately 2.3% of the improvement in the gross profit margin was due to reductions in manufacturing expenses due to the devaluation of the Mexican Peso relative to the US Dollar. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos. The Company consolidated its operations in Mexico to one building in June 2009, reducing the Company’s monthly rent by half—approximately $0.1 million per quarter. The Company’s operating efficiency at its manufacturing facility in Mexico has also improved, reducing the Company’s manufacturing costs.
Selling expenses for the first nine months of fiscal year 2010 were $2.0 million, a 41% decrease from $3.4 million in the comparable nine month period in the prior year. While the lower sales volume contributed to lower variable selling expenses such as freight out and commissions, the overall decrease was also driven by lower headcount and reduced discretionary spending.
General and administrative expenses for the first nine months of fiscal year 2010 were $4.1 million, a decrease of $4.9 million or 54% compared to $9.0 million in the prior year’s comparable nine month period. Out of the $4.9 million reduction, $1.2 million was due to restructuring costs (lease termination costs) recorded in the third quarter of prior year. The rest of the decrease in general and administrative expenses was mostly due to reductions in both headcount and the excess facility costs associated with our former Irvine, California corporate headquarters.
Research and development expenses for the first nine months of fiscal year 2010 were $0.6 million, a decrease of $0.7 million or 54% compared to $1.3 million in the comparable nine month period during the prior fiscal year primarily due to completion of its new product introduction (ETX-LS) at the end of the quarter ending May 31, 2009.

In August 2008, the Company terminated its ESOP and distributed the remaining shares to eligible employees, which resulted in the elimination of this expense.
During the nine months ended November 30, 2008, the Company sold its Simmons, Weaver and Redfield sport optics brands and associated inventory for gross proceeds of $15 million. This sale resulted in a gain of approximately $5.2 million. Excluding this gain, the Company would have reported a net loss of $10.2 million, or $8.74 per share.
The Company earned interest income in the nine months ended November 30, 2009, due to the net cash received from the sale of Meade Europe in January 2009. Interest expense of $168 thousand was incurred in the prior year due to the Company’s borrowings on its former credit facility during the first nine months of the prior year. Due to the cash generated from the sale of Simmons, Weaver and Redfield brands, the Company reduced its usage of credit facilities during the period.
The Company did not record any income tax provision or benefit during the nine months ended November 30, 2009 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses. The Company recorded an income tax benefit of approximately $1.9 million for the nine months ended November 30, 2008, relating almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as a discontinued operation. Income from discontinued operations, net of tax, was $0.8 million in the first three quarters ended November 30, 2008.
Seasonality
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development activities and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the third quarter of the Company’s fiscal year primarily due to the disproportionately higher sales of its discontinued operations in Europe, as well as higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. However, the Company’s net sales during its third quarter of fiscal 2010 were not greater than its second quarter. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers. Accordingly, the Company’s net sales and results from operations are expected to be higher in its second and third quarters than in the first and fourth quarters of its fiscal year.

Liquidity and Capital Resources
At November 30, 2009, the Company had cash and cash equivalents of $3.5 million, as compared to $5.9 million at February 28, 2009, a decrease of $2.4 million due to changes in working capital and the Company’s loss from operations.
Net cash used in operating activities decreased from $8.4 million during the nine months ended November 30, 2008 compared to $3.1 million during the nine months ended November 30, 2009—a decrease of $5.3 million or 63% due primarily to the decrease in operating loss excluding gain on brand sales. Operating loss excluding gain on brand sales decreased from $10.9 million during the nine months ended November 30, 2008 to $2.8 million during the nine months ended November 30, 2009—a decrease of $8.1 million or 74%, due to an improved gross margin and lower operating expenses.
Approximately $1.2 million or 39% of the $3.1 million of cash used from operating activities during the nine months ended November 30, 2009 related to changes in working capital associated with seasonality of the Company’s business.
In addition, approximately $1.0 million or 32% of the $3.1 million of cash used in operating activities during fiscal 2010 consisted of restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	November 30,	February 28,
	2009	2009
	(In thousands)
Current Ratio:
Current assets	$16,324	$18,526
Current liabilities	$4,852	$5,032

Current ratio	3.36	3.68

Quick Ratio:
Current assets	$16,324	$18,526
Inventories, net	$(7,268)	$(8,895)

Quick assets	$9,056	$9,631
Current liabilities	$4,852	$5,032

Quick ratio	1.87	1.91

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $3.6 million as of November 30, 2009, and was based solely on accounts receivable, as the Company was still in the process of working with its lender to determine availability on the $3.0 million inventory component of the facility. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender with significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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

The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements during fiscal 2010 and fiscal 2011.
Capital expenditures, aggregated $68 thousand and $122 thousand for the nine months ended November 30, 2009 and 2008, respectively. The Company had no material capital expenditure commitments at November 30, 2009.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2010 and beyond.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement became effective for our third quarter ended November 30, 2009. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.
In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10., “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
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
ASC 855-10 was adopted by the Company on June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Information
The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company being able to see continued progress in its restructuring efforts, the timing of such restructuring efforts, and the fact that the restructuring efforts will result in positive financial results in the future; the Company’s expectation that it will be able to resolve its liquidity challenges through negotiation with its lenders and through restructuring its business to reduce its cost structure; the Company’s expectation that it can successfully complete its transfer of its manufacturing operations without significantly disrupting its supply chain; the Company’s expectations in the amounts of cost savings to be achieved through restructuring the Company; the Company’s expectations that it will be able to successfully retain the credit facility with its lender on terms favorable to the Company; the Company’s expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the Company’s expectation that operating cash flow and bank borrowing capacity in connection with the Company’s business should provide sufficient liquidity for the Company’s obligations for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”,) as of the quarter ended November 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEADE INSTRUMENTS CORP.
Dated: January 8, 2010	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer