Form 10-K
period 2010-02-28
MEADE INSTRUMENTS CORP
filed 2010-05-21
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 28, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22183

MEADE INSTRUMENTS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2988062 (I.R.S. Employer Identification No.)

27 Hubble, Irvine, California (Address of Principal Executive Offices)	92618 (Zip Code)
Registrant’s telephone number, including area code: (949) 451-1450
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was approximately $4.2 million as of August 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of May 21, 2010, there were 1,167,267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
Meade Instruments Corp., a Delaware corporation, (“Meade” or the “Company”) is a consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, and other consumer optical products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer optics marketplace. The Company’s brands, which include Meade® and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the LX200® series of telescopes that combine the state-of-the-art LX200 with the precision of Advanced Coma Free (“ACF”) optics; the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope; LS™, the newest addition to Meade’s line of fully computerized telescopes using “Lightswitch” technology, which provides a revolutionary self-alignment routine, allowing users with no astronomy experience to enjoy a multi-media guided-tour of the night sky; also, the new LT series, which is our value platform, using the same high-quality mechanics of the LS™, but with Meade’s more traditional computer control; and the Deep Sky Imager™ (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer optical products.
The Company continues to offer numerous telescope and binocular models as well as hundreds of accessory products for amateur astronomy and sporting goods consumers. The Company’s telescopes range in aperture from under 2 inches to 16 inches and in retail price from less than $50 to almost $16,000. The Company offers several families of binoculars at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer, a naturalist or someone just looking for a good pair of binoculars, Meade offers a complete range of quality products to satisfy the consumer optics buyer.
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
The Company has consistently emphasized a business plan that concentrates on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $0.8 million and $1.6 million on research and development during fiscal years 2010 and 2009, respectively. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products, other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.
The Company manufactures a complete line of advanced astronomical telescopes. Parts and components for the advanced telescopes are manufactured and assembled in the Company’s U.S. and Mexico facilities. Many of the Company’s less-expensive telescopes and its binoculars, as well as certain component parts for its small to midrange telescopes, are manufactured under our proprietary designs by manufacturers located in Asia.
The Company complements its efforts in new product development with a targeted marketing plan. The Company’s marketing plan includes website, print advertising in astronomy, outdoor related magazines and, at times, in general consumer magazines, as well as jointly developed advertising campaigns with many of the Company’s key retail partners, and point-of-sale marketing displays.
In the United States and Canada, the Company distributes its products through a network of more than 400 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 5,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In December 2009, the Company entered into a Distribution Agreement with K&P International Holdings, Ltd. to assume North American distribution of weather and timing devices under Honeywell® and Digiview® brand names. Meade also sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. These foreign distributors include the Company’s former European distribution operations (“Meade Europe”). Excluding products sold by Meade Europe, revenues from customers outside North America were $5.5 million and $6.0 million for the years ended February 28, 2010 and February 28, 2009 representing approximately 23.0% and 21.0% of the Company’s net revenues, respectively. The Company intends to continue to pursue an integrated strategy of product line expansion, targeted marketing, and expansion of the Company’s domestic and international distribution networks.

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
Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by ASC No. 360-10. As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and from the disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Telescopes are generally offered in three different optical configurations: (a) refracting telescopes, which use lenses to collect light; (b) reflecting telescopes, which use mirrors as the primary optical element; and (c) catadioptric (mirror-lens) telescopes, which employ a combination of mirrors and lenses to form the image. Each type has its own advantages: refractors are easy to maintain, yield sharp images and are generally relatively inexpensive in smaller apertures; reflectors generally are the lowest-cost means of purchasing larger apertures and are well suited to the intermediate amateur astronomer; and mirror-lens telescopes are more portable.
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
Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series ACF and Schmidt-Cassegrain telescopes. The LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the state-of-the-art LX200 lines. The LX200 telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200 telescopes feature the Company’s proprietary ACF optics, a Global Positioning System (“GPS”) receiver for automatic telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The Company’s LXD75 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. With the acquisition of Coronado in December 2004, the Company added sophisticated, dedicated solar viewing telescopes to its advanced telescope lines. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. Advanced astronomical telescopes collectively represented approximately 5% and 2%, of telescope units shipped and approximately 27% and 23% of the Company’s net sales for the years ended February 28, 2010 and February 28, 2009, respectively.
Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. Meade’s revolutionary LS “Lightswitch” series of telecopes use advanced technologies like GPS, LNT and ECLIPS CCD imaging, and automatically aligns itself with ultimate tracking and pointing accuracy. Also, new LT-6 is a fully featured computer controlled 6” ideal telescope for any astronomer who demands superior optics, mechanics and computer controlled in a compact, high performance package. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. The Company also has a solar viewing telescope in its entry-level offerings, the Coronado Personal Solar Telescope (“PST”). The PST is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 95% and 98% of the Company’s telescope units shipped and approximately 49% and 51% of the Company’s net sales for the years ended February 28, 2010 and February 28, 2009, respectively.

Binoculars. The Company sells a complete line of consumer binoculars through its domestic distribution network under the Meade brand name. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales in each of the years ended February 28, 2010 and February 28, 2009 represented approximately 2% and 5% of the Company’s net sales during those fiscal years, respectively.
Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides to software that enhances the consumer’s telescope experience. The Coronado brand adds several high-end H-alpha etalon filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 18% and 10% of the Company’s net sales for the years ended February 28, 2010 and February 28, 2009, respectively. Other consumer optical products accounted for approximately 4% and 3% of the Company’s net sales for the years ended February 28, 2010 and February 28, 2009, respectively.
Operations
Supply Chain Management. Management of the supply chain is critical to complete and on-time delivery of the Company’s products to its customers. The Company works closely with factories primarily in China to develop proprietary product designs. Many of the Company’s products purchased during the two fiscal years ended February 28, 2010 were supplied by Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. The Company also utilizes its facility in Tijuana, Mexico. This facility employs over 150 people (which varies based upon product sales levels and seasonal demand) engaged in the manufacture and assembly of telescopes, electronic sub-assemblies, and accessory products.
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
The Company’s sales force works closely with its dealers, specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. The Company employs a sales and customer service force trained to assist the Company’s customers in all facets of its products’ operations. The Company’s internal sales personnel are supplemented by a network of regional sales representatives. Together, these individuals advise the Company’s specialty retailers about the quality features of the Company’s products and provide answers to questions from specialty retailers as well as directly from end users of the Company’s products. The Company stresses service to both its customers and end users by providing marketing assistance in the form of hang-tags, catalog layouts and other print media as well as dedicated toll-free customer service telephone numbers. In addition to giving its customers personal attention, the Company believes toll-free telephone numbers also help reduce the number of product returns from end users who are generally unfamiliar with the assembly and operation of telescopes and binoculars. Management believes the Company’s dedication to providing a high level of customer service is one factor that sets Meade apart from its competition.

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
Throughout fiscal 2010, the Company sold its products to mail order dealers, to distributors, and to more than 400 specialty retailers and mass merchandisers that offer the Company’s products in more than 5,000 retail store outlets. During the fiscal year ended 2010, Walmart (including Sam’s Club), accounted for approximately 12% of the Company’s net sales. In fiscal 2010, not including Sam’s Club, Walmart accounted for approximately 1% of net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 59% and 54% of the Company’s net sales for the years ended February 28, 2010 and February 28, 2009, respectively. The loss of any significant portion of the sales made to any significant customer could adversely affect the results of operations of the Company to the extent the Company is not able to replace any such lost sales with increased sales to existing or new customers.
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
Quality Control. The Company’s manufacturing and engineering personnel coordinate and oversee the manufacturing process in order to ensure that product quality is maintained at a high level within an efficient cost structure. The Company has in place quality controls covering all aspects of the manufacturing process of its products, from each product’s precision optical system to its final assembly and testing. Parts and components for the advanced telescopes are manufactured and assembled in our Mexico facilities. The Company’s binoculars, microscopes and many of its less-expensive telescopes, as well as certain component parts for its small to midrange telescopes, are manufactured under our proprietary designs by manufacturers located in Asia.

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
Employees
As of February 28, 2010, the Company had approximately 188 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.
Executive Officers of the Registrant
Set forth below are the names, ages, titles and present and past positions of the persons who are the Company’s executive officers:

Name	Age	Position
Steven G. Murdock	58	Chief Executive Officer, Director
John A. Elwood	39	Senior Vice President—Finance and Administration, Chief Financial Officer

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
John A. Elwood, was appointed the Company’s Senior Vice President—Finance and Administration, Chief Financial Officer on March 4, 2009. From July 2007 to March 2009, Mr. Elwood was the Company’s Vice President — Finance and Corporate Controller. Prior to joining the Company, Mr. Elwood held a variety of financial management positions at DDi Corp., a Nasdaq-listed manufacturer of time-critical printed circuit boards, including corporate controller, divisional controller, and director of financial planning and analysis. Mr. Elwood received a BA degree in business administration from California State University at Fullerton and became a Certified Public Accountant while working in public accounting at Moss Adams LLP from February 1996 through July 2000.
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
We have historically depended on operating cash flow and availability under our credit facility to provide short-term liquidity. During the year ended February 28, 2009, we terminated our credit facility with Bank of America and entered into new credit facility agreements with First Capital (the “Agreements”). The Agreements primarily consists of a factoring arrangement for all of the Company’s accounts receivable and includes a smaller credit line component using the Company’s inventory as collateral. While the Agreements do not contain explicit financial covenants, the Agreement provides First Capital with significant latitude in restricting, reducing, or withdrawing our lines of credit at its sole discretion.
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
Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Steven G. Murdock, our Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent layoffs and potential future facility shutdowns and workforce reductions could have a negative impact on employee recruiting and retention.
5.	We rely on independent contract manufacturers and, as a result, we are exposed to potential disruptions in product supply.
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
6.	Our future success depends upon our ability to respond to changing consumer demands and successfully develop and market new products.
The consumer optics industry is subject to changing consumer demands and technology trends. Accordingly, we must identify those trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Due to our reductions in headcount and our reduced resources, we may not be able to invest as much in product development and marketing. If we do not continue to meet changing consumer demands and develop successful products in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months to years in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in trends or we are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, the consumer optics industry has experienced periods of growth in revenues and earnings and thereafter periods of declining sales and losses. Similarly, these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

7.	Our business and the success of our products could be harmed if we are unable to maintain our brand image.
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
8.	We depend upon a relatively small group of customers for a large portion of our sales.
During fiscal 2010 and 2009, net sales to our ten largest customers accounted for approximately 59% and 54%, of total net sales, respectively. During the fiscal year 2010 and 2009 our top two customers accounted for approximately 21% and 22% of net sales, respectively. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be significantly harmed.
9.	Our business could be harmed if we fail to maintain appropriate inventory levels.
We place orders with suppliers for many of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We, at times, also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our suppliers fail to supply the products that we require with the quality and at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to our customers, negatively impact our retailer and distributor relationships, reduce future orders from customers and diminish brand loyalty.
10.	The disruption, expense and potential liability associated with any litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
11.	We have divested significant portions of our business and are now a less diversified enterprise focused primarily on telescopes. The lack of a diversified business makes us more exposed to volatility in the telescope market, which is highly discretionary in nature and has been contracting.
During fiscal 2009, we divested our Simmons, Weaver and Redfield sports optics business as well as our European operations. Each of these businesses had contributed profit to the Company and diversified our sources of revenue and income. As a result, our business is now more dependent on the sale of telescopes, the market for which is highly discretionary and competitive in nature and has been contracting. If the telescope market continues to deteriorate, it could have an adverse impact on our operating results. In addition, the sale of the divested businesses also generated significant amounts of cash for the Company. The Company has few remaining divestiture options should the need arise to raise additional cash, further limiting the Company’s ability to raise additional cash should the need arise.

12.	We face intense competition, including competition from companies with significantly greater resources, and, if we are unable to compete effectively with these competitors, our market share may decline and our business could be harmed.
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
13.	We may be unable to successfully execute our growth and profitability strategies.
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
14.	Our international sales and manufacturing operations are subject to the risks of doing business abroad, particularly in China and Mexico, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control product costs.
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
15.	Our business could be harmed if our contract manufacturers or suppliers violate labor, trade or other laws.
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
16.	Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in the demand for consumer optics, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.
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

17.	Changes in currency exchange rates could affect our revenues and operating results.
A significant portion of our production is accomplished offshore, principally in China. Accordingly, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets. Additionally, such fluctuations could result in an increase in cost of products sold in foreign markets, reducing margins and earnings.
18.	We may not be able to raise additional funds when needed for our business or to exploit opportunities.
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
19.	Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.
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
20.	Our trademarks, design patents, utility patents and other intellectual property rights may not be adequately protected outside the United States.
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
21.	We are exposed to potential risks from legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
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

22.	Our charter and bylaws, as well as applicable corporate laws, could limit the ability of others to take over management control of the Company. We will have the ability to issue preferred stock, which could adversely affect the rights of holders of our common stock.
Our Certificate of Incorporation and Bylaws provide for:
•	advance notice requirements for stockholder proposals and director nominations,
•	a prohibition on stockholder action by written consent, and
•	limitations on calling stockholder meetings.
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
Item 2. Properties
During fiscal 2008, the Company renewed a lease for a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease had an expiration date of September 30, 2012. Due to the restructuring and relocation of manufacturing operations, the Company terminated this lease earlier than 2012 (as of February 28, 2009), paid early lease termination fees and entered into a new lease agreement for five years, (for a 25,000 square foot distribution facility in Irvine, California) expiring on February 28, 2014.
The Company also leased two approximately 50,000 square foot manufacturing and assembly plants in Tijuana, Mexico. One Tijuana lease expired in June 2009. The second expired on November 30, 2009 with annual renewal options. The Company renewed this lease in April 2009 for three more years and consolidated its Mexico based operations into the one building. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and suitable for the operations involved.
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
Since June 15, 2009, the Company’s common stock has been listed on the Nasdaq Capital Market under the symbol “MEAD”. Previously, the Company’s common stock was listed on the Nasdaq Global Market. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2010 and February 28, 2009 were:

Year Ended February 28, 2010	High	Low
Fourth quarter	$3.75	$2.50
Third quarter	$6.70	$2.45
Second quarter	$6.98	$3.00
First quarter	$5.40	$2.60

Year Ended February 28, 2009	High	Low
Fourth quarter	$5.00	$1.20
Third quarter	$10.20	$1.60
Second quarter	$27.80	$9.00
First quarter	$31.00	$20.00
The reported closing sales price of the Company’s common stock on the Nasdaq Global Market on May 18, 2010 was $3.75. As of May 18, 2010, there were 130 holders of record of the Company’s common stock.
Since August 1996, the Company has not paid any cash dividends on its common stock and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.
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
Overview of the Company and Recent Developments
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled in our Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative operations. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.

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
Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by ASC No. 360-10. As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
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
Revenue Recognition
The Company’s revenue recognition policy complies with ASC No. 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

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
Acquisition-related Intangible Assets
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
Income taxes
A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Significant judgment is necessary in the determination of the recoverability of the Company’s deferred tax assets. Deferred tax assets are reviewed regularly for recoverability, and the Company establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. If it is determined that it is more likely than not that a deferred tax asset will not be realized, the value of that asset will be reduced to its expected realizable value, thereby decreasing net income. If it is determined that a deferred tax asset that had previously been written down will be realized in the future, the value of that deferred tax asset will be increased, thereby increasing net income in the period when the determination is made. Actual results may differ significantly, either favorably or unfavorably, from the evidence used to assess the recoverability of the Company’s deferred tax assets.
On March 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification No. ASC 740-10 (“ASC No. 740-10”) related to accounting for uncertain tax positions. As a result of the implementation of ASC No. 740-10, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2010, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2005-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Results of Operations
The nature of the Company’s business is highly seasonal. Historically, sales in the third quarter ended November 30th each year have been higher than sales achieved in each of the other three fiscal quarters of the year. Thus, expenses and, to a greater extent, results from operations income may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.
The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Fiscal Years Ended
	February 28,	February 28,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	78.9	94.6

Gross profit	21.1	5.4
Operating expenses:
Selling	11.2	14.1
General and administrative	22.5	34.3
Research and development	3.4	5.5
ESOP contribution expense	—	0.6
Gain on brand sales	—	(19.8)
Restructuring costs	—	7.8
Impairment of acquisition-related intangible assets and goodwill	—	0.4

Loss from operations	(16.0)	(37.5)
Interest (income) expense, net	(0.2)	0.7

Loss before income taxes	(15.8)	(38.2)
Provision for income taxes	0.2	(7.1)

Loss from continuing operations	(16.0)	(31.1)
Income from discontinued operations, net of tax	—	6.3

Net loss	(16.0)%	(24.8)%

The following table summarizes our net sales by product category:

	Fiscal Years Ended
	February 28,	February 28,
	2010	2009
Telescopes & related products	$21.9	$24.2
Riflescopes	—	2.3
Binoculars	0.4	1.4
Other	1.0	0.7

Net sales	$23.3	$28.6

Fiscal 2010 Compared to Fiscal 2009
The Company reported net sales of $23.3 million in fiscal year 2010, a decrease of $5.3 million or 18% from net sales of $28.6 million fiscal 2009. This decrease was due to a decrease of approximately $3.3 million in net sales due to the Company’s sale of its former sport optics brands last year, and the resulting elimination of the revenue associated with those products. A decrease in sales of most of the Company’s high-end telescopes, accessories products and low-end telescopes were mostly offset by an increase in sales of the Company’s mid-range telescopes. In spite of increased expenses related to the transitioning of manufacturing to the Mexico facility, and clearing last year’s backlog due to capacity issues, the decrease in the sales of the Company’s high-end telescopes was primarily attributable to weaker demand. The increase in sales of the Company’s mid-range telescopes was due to new product development. Reduced distribution outlets, increased competition and overall weak demand were also factors contributing to the decline in sales. Management believes that, as the Company introduces new products into the telescope market, demand for some of the Company’s products may be stimulated. However, there can be no assurances that demand will be increased for the Company’s products. Management also believes that demand for the Company’s less-expensive telescope and binocular products can be enhanced with new product introductions, targeted marketing and competitive pricing. The Company generated approximately 21% and 22% of its revenue from top two customers during the year ended February 28, 2010 and February 28, 2009.

The following table summarizes the more significant fluctuations in net sales (amounts in $ millions) from fiscal 2009 to fiscal 2010:

	Telescopes &
	related products	Riflescopes	Binoculars	Other	Total
Net Sales — Fiscal 2009	$24.2	$2.3	$1.4	$0.7	$28.6
Reduction in sales to Costco and Walmart	(1.0)	—	—	—	(1.0)
Divestiture of sport optics brands	—	(2.3)	(1.0)	—	(3.3)
Other factors	(1.3)	—	—	0.3	(1.0)

Net sales — Fiscal 2010	$21.9	$—	$0.4	$1.0	$23.3

The gross profit margin during fiscal 2010 increased to 21% of net sales, compared with 5% of net sales in fiscal 2009. This improvement in the gross profit margin was driven by 1) a favorable change in product mix, reductions in the Company’s manufacturing expenses and higher average selling price and 2) non recurring events of fiscal 2009 (inventory and SKU reduction initiatives resulting in inventory write downs and higher markdowns). Approximately 1.6% of the improvement in the gross profit margin was due to the devaluation of the Mexican Peso relative to the US Dollar. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos. In addition, the Company consolidated its operations in Mexico to one building in June 2009, reducing the Company’s monthly rent by half—approximately $30 thousand per month or $90 thousand per quarter. The Company’s operating efficiency at its manufacturing facility in Mexico has also improved, reducing the Company’s manufacturing costs.
Selling expenses decreased from $4.0 million (14% of net sales) in fiscal 2009 to $ 2.6 million (11% of net sales) in fiscal 2010. While the lower sales volume was the primary contributor to lower selling expenses such as freight-out and commissions, the decrease was also driven by lower headcount and reduced discretionary spending.
General and administrative expenses for fiscal 2010 were $5.2 million, a decrease of $4.6 million or 47% compared to $9.8 million in fiscal 2009. Out of the $4.6 million reduction, $2.0 million was due to excess facility costs (rent, facility moving costs and utilities) associated with our former Irvine, California corporate headquarters. The remainder of the decrease in general and administrative expenses was mostly due to reductions in both headcount and professional services.
Research and development expenses for the fiscal year 2010 were $0.8 million, a decrease of $0.8 million or 50% compared to $1.6 million in fiscal 2009 primarily due to completion of the Company’s new product introduction (ETX-LS) at the end of the quarter ending May 31, 2009.
In August 2008, the Company terminated its ESOP and distributed the remaining shares to eligible employees, which resulted in the elimination of this expense.
In April 2008 and June 2008, the Company sold its Simmons, Weaver and Redfield sport optics brands and associated inventory for gross proceeds of $15.3 million. This sale resulted in a gain of approximately $5.3 million. Excluding this gain, the Company would have reported a net loss of $12.8 million, or $10.95 per share.
Restructuring costs of $2.2 million in fiscal 2009 consisted of a $1.2 million lease termination fee related to the Company’s former Irvine, California facility and $1.0 million in severance-related costs due to headcount reductions. The Company paid $0.5 million of the lease termination fee in February 2009 and the remaining $0.7 million was paid in full during the fiscal year ended February 28, 2010.

The Company earned interest income in fiscal 2010, due to the net cash received from the sale of Meade Europe in January 2009. Interest expense of $207 thousand was incurred in the prior year due to the Company’s borrowings on its former credit facility. Due to the cash generated from the sale of Simmons, Weaver and Redfield brands, the Company reduced its usage of credit facilities during fiscal 2010.
The Company did not record any income tax provision or benefit during fiscal 2010 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses. The Company recorded an income tax benefit of approximately $2.0 million for the fiscal 2009, relating almost exclusively to the write-off of a deferred tax liability associated with intangible assets sold as part of the brand sales.
As noted above, the Company sold Meade Europe in January 2009. As a result, the results of Meade Europe have been classified as a discontinued operation. Income from discontinued operations, net of tax, was $1.8 million in fiscal 2009.
Liquidity and Capital Resources
At February 28, 2010, the Company had cash and cash equivalents of $5.1 million, as compared to $5.9 million at February 28, 2009, a decrease of $0.8 million due to Company’s loss from operations, offset partially by improvements in working capital management.
Net cash used in operating activities decreased from $16.0 million during the fiscal year ended February 28, 2009 compared to $1.5 million during the fiscal year ended February 28, 2010 — a decrease of $14.5 million or 91% due primarily to the decrease in operating loss excluding gain on brand sales. Operating loss excluding gain on brand sales decreased from $16.4 million during the fiscal year ended February 28, 2009 to $3.7 million during the fiscal year ended February 28, 2010 — a decrease of $12.7 million or 77%, due to an improved gross margin and lower operating expenses.
In addition, approximately $1.0 million or 67% of the $1.5 million of cash used in operating activities during fiscal 2010 consisted of restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	February 28,	February 28,	February 29,	February 28,
	2010	2009	2008	2007
	(In thousands)
Current Ratio:
Current assets	$15,005	$18,526	$35,940	$42,225
Current liabilities	$4,035	$5,032	$18,960	$17,836

Current ratio	3.72	3.68	1.90	2.37

Quick Ratio:
Current assets	$15,005	$18,526	$35,940	$42,225
Inventories, net	$(7,494)	$(8,895)	$(18,059)	$(25,289)

Quick assets	$7,511	$9,631	$17,881	$16,936
Current liabilities	$4,035	$5,032	$18,960	$17,836

Quick ratio	1.86	1.91	0.94	0.95

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $1.4 million as of February 28, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for fiscal 2011.
Capital expenditures, including financed purchases of equipment, aggregated $0.1 million and $0.2 million for the years ended February 28, 2010 and 2009, respectively. The Company had no material capital expenditure commitments at February 28, 2010.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2011 and beyond.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Since the new codifications did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.
In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10., “Subsequent Events” (“ASC No. 855-10”). ASC No. 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
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
ASC No. 855-10 was adopted by the Company on June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Information
The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company’s ability to increase production of its high-end products and stimulate demand for those products; the Company’s ability to overcome intense competition in its low-end products and increase demand for those products; the Company’s ability to further develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop its international business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the Company will be able to leverage its design and manufacturing expertise into markets outside its core consumer markets; the Company’s expectations that certain new accounting pronouncements will not have a material impact on the Company’s results of operations or financial position; the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability; and the Company’s ability to become and sustain profitability.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that as of February 28, 2010, our internal control over financial reporting is effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Meade Instruments Corp.
We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. and subsidiaries as of February 28, 2010 and February 28, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 28, 2010 and February 28, 2009 and the consolidated results of its operations and its cash flows for the year ended February 28, 2010 and February 28, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MOSS ADAMS LLP Irvine, CA
May 21, 2010

MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	Years Ended
	February 28,	February 28,
	2010	2009
ASSETS

Current assets:
Cash	$5,055	$5,890
Restricted cash	—	700
Accounts receivable, less allowance for doubtful accounts of $416 in 2010 and $529 in 2009	2,183	2,488
Inventories, net	7,494	8,895
Prepaid expenses and other current assets	273	553

Total current assets	15,005	18,526
Property and equipment, net	496	665
Acquisition-related intangible assets, net	1,046	1,217
Other assets, net	109	158

	$16,656	$20,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,711	$1,702
Accrued liabilities	2,324	2,630
Accrued lease termination fee	—	700

Total current liabilities	4,035	5,032
Deferred rent	16	—

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at February 28, 2010 and February 28, 2009	12	12
Additional paid-in capital	52,249	51,463
Retained deficit	(39,656)	(35,941)

Total stockholders’ equity	12,605	15,534

	$16,656	$20,566

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	February 28,	February 28,
	2010	2009

Net sales	$23,345	$28,621
Cost of sales	18,412	27,071

Gross profit	4,933	1,550
Selling	2,603	4,046
General and administrative	5,243	9,821
Research and development	801	1,564
ESOP contribution expense	—	179
Gain on brand sales	—	(5,666)
Restructuring costs	—	2,220
Impairment of acquisition-related intangible assets	—	116

Operating loss	(3,714)	(10,730)
Interest (income) expense, net	(42)	207

Loss before income taxes	(3,672)	(10,937)
Income tax expense (benefit)	43	(2,025)

Loss from continuing operations	(3,715)	(8,912)
Income from discontinued operations, net of tax	—	1,799

Net loss	$(3,715)	$(7,113)

Loss from continuing operations per share—basic and diluted	$(3.18)	$(7.63)

Income from discontinued operations, net of tax per share—basic and diluted	$—	$1.54

Net loss per share—basic and diluted	$(3.18)	$(6.09)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP
	Shares	Amount	Capital	Loss	Earnings	Shares	Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 29, 2008	23,316	$233	$51,208	$2,708	$(28,828)	$(707)	$24,614
Release of ESOP shares	—	—	(528)	—	—	707	179
Vested restricted stock	18	—	—	—	—	—	—
Stock option compensation	—	—	562	—	—	—	562
Currency translation adjustment	—	—	—	(1,733)	—	—	(1,733)
Currency translation adjustment recognized on sales of Meade Europe	—	—	—	(975)	—	—	(975)
Net loss	—	—	—	—	7,113	—	(7,113)

BALANCE AT FEBRUARY 28, 2009 (as previously reported)	23,334	$233	$51,242	$—	$(35,941)	$—	$15,534
Retroactive adjustment for Reverse Stock Split (20:1) on August 7, 2009	(22,167)	(221)	221	—	—	—	—

BALANCE AT FEBRUARY 28, 2009 (as adjusted)	1,167	12	51,463	—	(35,941)	—	15,534
Share based compensation	—	—	786	—	—	—	786
Net loss	—	—	—	—	(3,715)	—	(3,715)

BALANCE AT February 28, 2010	1,167	$12	$52,249	$—	$(39,656)	$—	$12,605

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	February 28,	February 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,715)	$(7,113)
Income from discontinued operations, net of tax	—	1,799

Loss from continuing operations	(3,715)	(8,912)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on brand sales	—	(5,666)
Impairment of acquisition-related intangibles	—	116
Depreciation and amortization	634	848
ESOP contribution	—	179
Allowance for doubtful accounts	(114)	82
Deferred income taxes	—	(1,155)
Stock-based compensation	786	562
Deferred rent amortization	16	(42)
Gain on disposal of fixed assets	(13)	—
Changes in assets and liabilities:
Accounts receivable	419	3,252
Inventories	1,397	3,828
Prepaid expenses and other current assets	280	(68)
Other assets	—	48
Accounts payable	9	(6,669)
Accrued lease termination fees	(700)	—
Accrued liabilities	(468)	(2,365)

Net cash used in operating activities	(1,469)	(15,962)

Cash flows from investing activities:
Proceeds from sale of Meade Europe	—	12,404
Proceeds from brand sales	—	15,250
Capital expenditures	(79)	(195)
Reduction (investment) in restricted cash	700	(700)
Proceeds from sale of fixed assets	13	—

Net cash provided by investing activities	634	26,759

Cash flows from financing activities:
Net borrowings (payments) under bank lines of credit	—	(5,877)

Net cash used in financing activities	—	(5,877)

Net decrease in cash	(835)	4,920

Cash at beginning of year	5,890	970

Cash at end of year	$5,055	$5,890

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$207
Income taxes paid in cash	$43	$—
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
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, the Company sold its former European operations (“Meade Europe”) in January 2009. Accordingly, Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by ASC No. 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC No. 360-10”). As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and profitability from year to year. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development costs and the timing and extent of advertising expenditures.
2. Liquidity
At February 28, 2010, the Company had cash and cash equivalents of $5.1 million, as compared to $5.9 million at February 28, 2009, a decrease of $0.8 million due to company’s loss from operations, offset partially by improvements in working capital management.
Net cash used in operating activities decreased from $16.0 million during the fiscal year ended February 28, 2009 compared to $1.5 million during the fiscal year ended February 28, 2010 — a decrease of $14.5 million or 91% due primarily to the decrease in operating loss excluding gain on brand sales. Operating loss excluding gain on brand sales decreased from $16.4 million during the fiscal year ended February 28, 2009 to $3.7 million during the fiscal year ended February 28, 2010 — a decrease of $12.7 million or 77%, due to an improved gross margin and lower operating expenses.
In addition, approximately $1.0 million or 67% of the $1.5 million of cash used in operating activities during fiscal 2010 consisted of restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table illustrates certain of the key liquidity and capital structure ratios that management uses in evaluating the Company’s liquidity and capital structure:

	February 28,	February 28,	February 29,	February 28,
	2010	2009	2008	2007
	(In thousands)
Current Ratio:
Current assets	$15,005	$18,526	$35,940	$42,225
Current liabilities	$4,035	$5,032	$18,960	$17,836

Current ratio	3.72	3.68	1.90	2.37

Quick Ratio:
Current assets	$15,005	$18,526	$35,940	$42,225
Inventories, net	$(7,494)	$(8,895)	$(18,059)	$(25,289)

Quick assets	$7,511	$9,631	$17,881	$16,936
Current liabilities	$4,035	$5,032	$18,960	$17,836

Quick ratio	1.86	1.91	0.94	0.95

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $1.4 million as of February 28, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for fiscal 2011.
3. Discontinued Operations
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, the Company sold its former European operations (“Meade Europe”) in January 2009. Accordingly, Meade Europe is presented in the consolidated financial statements as a “Discontinued Operation” as defined by ASC No. 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC No. 360-10”). As a discontinued operation, revenues, expenses and cash flows of Meade Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of operations of the discontinued business of Meade Europe is summarized as follows:

Year Ended
February 28,
2009

Net sales	$29,658
Cost of sales	19,903

Gross profit	9,755
Operating expenses	5,790

Operating income from discontinued operations	3,965
Loss on sale of Meade Europe	763
Interest expense, net	96

Income from discontinued operations before income taxes	3,106
Provision for income taxes	1,307

Income from discontinued operations, net of tax	$1,799

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
5. Restructuring Costs
During fiscal 2009, the Company engaged in a number of restructuring initiatives to better align its cost structure with market conditions. The following table provides a summary of the costs incurred associated with these initiatives (in millions):

	Employee
	Termination	Facility
	Benefits	Closure	Total
Accrued restructuring costs at February 28, 2009	$0.3	0.7	1.0
Payments	(0.3)	(0.7)	(1.0)

Accrued restructuring costs at February 28, 2010	$—	$—	$—

Employee termination benefits are included in accrued liabilities and facility closure costs are included in the accrued lease termination fee in the Consolidated Balance Sheets.
The remaining unpaid lease termination fee of $0.7 million at February 28, 2009 represented the balance owed to the Company’s landlord on a promissory note of $1.2 million which was issued concurrent with the early termination of the lease of the Company’s former headquarters in February 2009. The note was secured by an irrevocable standby letter of credit, which was itself collateralized by cash, and presented on the Consolidated Balance Sheets as restricted cash. The remaining unpaid lease termination fee of $0.7 million was paid in full during the fiscal year ended February 28, 2010.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue recognition
The Company’s revenue recognition policy complies with ASC No. 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Acquisition-related intangible assets
The Company accounts for acquisition-related intangible assets in accordance with FASB Accounting Standards Codification No. 805-10, Business Combinations, and ASC No. 350-20, Goodwill and Other Intangible Assets. A portion of the remaining difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the balance sheet as acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization range from seven to fifteen years depending on the nature of the assets acquired. The carrying value of acquisition-related intangible assets, including the related amortization period, is evaluated in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount exceeds the fair value, which is determined based upon estimated discounted future cash flows based upon our estimated cost of capital, an impairment loss is reflected in loss from operations. Such estimates are subject to change and we may be required to recognize an impairment loss in the future.
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
On March 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification No. ASC 740-10 (“ASC No. 740-10”) related to accounting for uncertain tax positions. As a result of the implementation of ASC No. 740-10, the Company recognized no material increase in the liability for unrecognized income tax benefits. At February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2010, accrued interest related to uncertain tax benefit was less than $0.1 million. The tax years 2005-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of net operating loss carryforwards can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Shipping and handling costs
The Company records shipping and handling costs in selling expenses. For the years ended February 28, 2010 and February 28, 2009, the Company incurred shipping and handling costs of $0.8 million and $0.8 million, respectively.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising
The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 28, 2010 and February 28, 2009, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $0.4 million and $0.6 million, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.
Research and development
Expenditures for research and development costs are charged to expense as incurred.
Earnings (loss) per share
Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. For fiscal years ended 2010 and 2009, options to purchase 77,838 and 70,738 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.
For each of the years ended February 28, 2010 and February 28, 2009 the Company incurred a net loss. Other than stock options, the Company has no dilutive securities. Therefore, due to the net losses reported, there is no difference between the number of shares used in the calculation of basic and diluted earnings per share.
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
The Company generated approximately 21% and 22% of its revenue from top two customers during the year ended February 28, 2010 and February 28, 2009. These customers did not have any amounts due to the Company at February 28, 2010 and February 28, 2009.
Fair value of financial instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturity of these instruments.

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
Product warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of February 28, 2010, is $0.6 million and as of February 28, 2009, $0.7 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	February 28,	February 28,
	2010	2009
	(In thousands)
Beginning balance	$985	$1,066
Warranty accrual	130	98
Labor and material usage	(232)	(179)

Ending balance	$883	$985

Stock-based compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10 (“ASC No. 718-10”), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC No. 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2010 and 2009, were approximately $0.8 million and $0.6 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Company’s stock options granted for fiscal 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
The fair value of the Company’s stock options granted during the last two fiscal years was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	February 28,	February 28,
	2010	2009
Expected life (years)(1)	3.8	3.8
Expected volatility(2)	123%	89%
Risk-free interest rate(3)	1.9%	1.4%
Expected dividends	None	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
As of February 28, 2010 there was approximately $0.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. At February 28, 2009, the Company had approximately $0.9 million of unrecognized compensation costs related to unvested stock options.
Approximately $75,000 of unvested restricted stock was forfeited by the Company’s former Chief Financial Officer, concurrent with his termination in April 2009.
Recent accounting pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) was established as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification became effective for our third quarter ended November 30, 2009. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.
In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10, “Subsequent Events” (“ASC No. 855-10”). ASC No. 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
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
ASC No. 855-10 was adopted by the Company on June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Bank and other debt
On February 9, 2009, the Company entered into agreements with FCC, LLC, d/b/a First Capital, and its subsidiary for a three-year, $10 million credit facility. This facility replaced the facility with Bank of America, N.A. that was set to expire in September 2009.
The new facility consists of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility will initially be set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also set forth unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions. No amount was outstanding under this new facility at February 28, 2010.
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
8. Acquisition-Related Intangible Assets
At February 28, 2010 and February 28, 2009, respectively, acquisition-related intangible assets included the following:

		February 28, 2010			February 28, 2009
	Amortization	Gross			Gross
	Periods	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)
Trademarks	7-15	$424	$(290)	$134	$424	$(254)	$170
Completed technologies	12	1,620	(708)	912	1,620	(573)	1,047

Total		$2,044	$(998)	$1,046	$2,044	$(827)	$1,217

The changes in the carrying amount of acquisition-related intangible assets for the years ended February 28, 2010 and 2009, respectively, are as follows:

	Non-amortizing	Amortizing
	intangible assets	intangible assets
	(In thousands)
Balance, net, February 29, 2008	$2,041	$2,305
Sale of brand names	(2,041)	(660)
Impairment of acquisition-related intangibles	—	(116)
Amortization	—	(312)

Balance, net, February 28, 2009	$—	$1,217
Amortization	—	(171)

Balance, net, February 28, 2010	$—	$1,046

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2011	171
2012	171
2013	171
2014	162
2015	135
Thereafter	236

Total	$1,046

9. Commitments and Contingencies
In December 1996, the Company executed a lease commencing October 1, 1997 for its former corporate office and manufacturing facilities in California. The lease term was ten years, extendable for an additional ten years (two terms of five years each) at the Company’s option. In December 2006, the Company renewed this lease for an additional five year term. The Company terminated this lease as of February 28, 2009 and entered into a lease agreement on a smaller facility for five years, expiring on February 28, 2014. Lease commitments for this lease are subject to annual increases ranging between 2% to 4% per annum.
In August 1999, the Company entered into a lease for an assembly facility in Tijuana, Mexico. The lease was scheduled to expire in 2010 with two, five-year options remaining. In November 2007, the Company entered into a lease for a second facility in Tijuana, Mexico to house its relocated telescope production. This lease features annual renewal options. In May 2009, the Company entered into a lease modification with the lessor of these two facilities, renewing the lease for the second facility for three more years, expiring on December 31, 2012, and accelerating the termination of the lease on the Company’s initial Tijuana, Mexico facility to June 15, 2009.
Aggregate future minimum commitments under noncancellable leases at February 28, 2010 that have remaining terms in excess of one year are as follows:

Fiscal Year	Amount
(In thousands)
2011	$566
2012	582
2013	545
2014	287

$1,980

For the fiscal years ended February 28, 2010 and February 28, 2009, the Company incurred rent expense of $643 and $1,879 (in thousands), respectively.
Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
10. Employee Stock Ownership Plan
The Company terminated its Employee Stock Ownership Plan (“ESOP”) in August 2008, at which time all unearned ESOP shares were allocated to participants’ accounts in accordance with the terms of the plan.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
Pretax loss from continuing operations for each of the two years February 28, 2010 and February 28, 2009 consists of the following:

	Years Ended
	February 28, 2010	February 28, 2009
	(In thousands)
Domestic	$(3,933)	$(10,937)
Foreign	261	—

	$(3,672)	$(10,937)

Significant components of the provision (benefit) for income taxes on continuing operations are as follows:

	Years Ended
	February 28, 2010	February 28, 2009
	(In thousands)
Current:
Federal	$—	$(1,122)
State	18	(121)
Foreign	25	—

	43	(1,243)

Deferred:
Federal	(737)	(3,375)
State	(130)	(1,750)
Foreign	—	—
Deferred tax asset valuation allowance	867	4,343

	—	(782)

	$43	$(2,025)

The provision for income taxes on continuing operations differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended
	February 28, 2010	February 28, 2009
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	(0.5)	1.7
Foreign tax	(0.7)	—
Research and development credits	0.8	0.4
FAS 123R expense	(14.0)	(3.0)
Permanent differences	2.3	0.9
Valuation allowance	(23.4)	(14.8)
Other	0.3	(0.7)

	(1.2)%	18.5%

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities were comprised of the following:

	February 28, 2010	February 28, 2009
	(In thousands)
Sales returns	$946	$684
Inventory and accounts receivable	1,564	1,952
Accrued liabilities	163	177
Intangibles	638	625
Credits	5,161	5,133
Fixed assets	850	1,142
Stock-based compensation	247	519
Other	11	3
Net operating losses	20,257	19,800

Total deferred tax assets	29,837	30,035
Less valuation allowance	(29,837)	(30,035)

	$—	$—

The change in valuation allowance for the years ended February 28, 2010 and February 28, 2009 was $(0.2) million and $6.7 million, respectively, to recognize the uncertainty of realizing the benefits of the Company’s deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.
As of February 28, 2010, the Company has approximately $52.1 million and $40.3 million of net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carryforwards will begin to expire during the fiscal years ending February 28, 2023 and February 28, 2012, respectively. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3.8 million and $1.6 million which begin to expire during the fiscal years ending February 28, 2013 and February 28, 2024, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.
Management does not believe the Company has experienced an ownership change within the meaning of Internal Revenue Code Section 382. Accordingly, management does not believe that the future utilization of the Company’s net operating loss and tax credit carryforwards will be limited by this provision, unless there is a future ownership change which generates such a limitation.
On March 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification No. ASC 740-10 (“ASC No. 740-10”) related to accounting for uncertain tax positions. As a result of the implementation of ASC No. 740-10, the Company recognized no material increase in the liability for unrecognized income tax benefits.
As of February 28, 2009 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2010 and as of February 28, 2009, accrued interest and penalties related to uncertain tax positions were less than $0.1 million for each year.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	February 28,	February 28,
	2010	2009
Unrecognized tax benefit beginning balance	$0.1	$0.2
Additions based on tax positions related to the current year	—	—
Deductions based on tax positions related to the current year	—	—
Additions for tax positions of prior year	—	—
Deductions for tax positions of prior year	—	—
Deductions due to settlements with taxing authorities	—	—
Deductions due to expiration of statute of limitations	—	(0.1)

Unrecognized tax benefits ending balance	$0.1	$0.1

The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
12. Business Segments, Geographic Data and Major Customers
The Company is a multinational consumer optics company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other optical products. The Company is organized and operates as one segment in one principal geographic location—North America. The following tables present information about product sales and geographic data for the years ended February 28, 2010 and February 28, 2009.

	Years Ended
	February 28, 2010	February 28, 2009
	(In thousands)
Product sales:
Telescope and telescope accessories	$21,910	$24,160
Binoculars	398	1,433
Riflescopes	—	2,293
Other	1,037	735

	$23,345	$28,621

	Years Ended
	February 28, 2010	February 28, 2009
	(In thousands)
Geographic data—product sales:
North America	$17,877	$22,577
Europe	3,425	3,766
Other foreign/export	2,043	2,278

	$23,345	$28,621

The Company generated approximately 21% and 22% of its revenue from top two customers during the year ended February 28, 2010 and February 28, 2009. These customers did not have any amounts due to the Company at February 28, 2010 and February 28, 2009.
13. Reverse Stock Split and Income (Loss) Per Share
On August 7, 2009, the Company filed an amendment to its Certificate of Incorporation (i) establishing a one-for-twenty reverse split of common stock, and (ii) reducing the number of our authorized shares of common stock to Two Million Five Hundred Thousand (2,500,000). Every twenty shares of (old) common stock which were held as of August 7, 2009, the effective date, were converted into one share of (new) common stock. Accordingly, all amounts reflected in this report have been retroactively restated based upon this reverse split in order to ensure comparability, including the shares and options granted and outstanding prior to the effective date of the reverse split.

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
The total number of options and restricted shares outstanding were as follows:

	February 28,	February 28,
	2010	2009
	(In thousands)
Stock options outstanding	78	71
Restricted shares outstanding	—	2
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	February 28,
	2010	2009
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	78	71
Potential shares of common stock excluded from the calculation of weighted average shares	—	—
Weighted average shares for the fiscal 2010 and 2009, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.
14. Stock Incentive Plan
In February 1997, the Company’s Board of Directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provided for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), and performance share awards to certain key employees (including officers, whether or not directors) of the Company or its subsidiaries. The Company received director and stockholder approval to grant options and other awards with respect to 275,000 shares of common stock under the 1997 Plan. Awards under the Plan generally vest after six months and become exercisable over a two to four-year period, or as determined by the Compensation Committee of the Board of Directors. Stock options generally remain exercisable for a period of ten years from the date of grant. The Board of Directors has also granted non-qualified stock options to purchase common stock to each of the Company’s non-employee directors. The non-employee directors are granted 250 options each when elected and 250 each upon their re-election to the Board of Directors at the Company’s Annual Meeting each year. The directors’ options generally become exercisable in equal annual amounts over three years.
In June 2008, the Company’s Board of Directors adopted (and the stockholders subsequently approved) the 2008 Stock Incentive Plan (the “2008 Plan”), which effectively is an extension of the 1997 Plan for an additional five years. The 2008 Plan’s aggregate share limit is 129,747 shares. Upon the adoption of the 2008 Plan, options can no longer be granted under the 1997 Plan.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2009, the Company’s Board of Directors granted (and the stockholders subsequently approved) a stand-alone Stock Option Agreement (the “Agreement”) specific to Steven G. Murdock, granting him an option to purchase 37,500 shares of the Company’s Common Stock.
Option activity under these plans and agreement (the “Option Plans”) during fiscal years 2010 and 2009 was as follows:

		Weighted
		Average
	Option Shares	Exercise Price
Options outstanding at February 29, 2008	98	$60.40
Granted	2	15.00
Forfeited	(29)	52.00

Options outstanding at February 28, 2009	71	62.60
Granted	63	4.40
Forfeited	(56)	82.00

Options outstanding at February 29, 2010	78	$17.60

	At February 28, 2010
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	(In thousands)	Life	Price	(In thousands)	Price
$3.00 – $14.80	63	9.0 years	$4.40	63	$4.40
$15.00 – $50.00	8	3.1 years	$43.60	4	$43.80
$50.20 – $59.80	3	4.6 years	$55.80	3	$56.00
$60.00 – $79.80	2	4.2 years	$63.60	2	$63.60
$80.00 – $199.80	1	1.3 years	$104.00	1	$104.00
$200.00 – $555.00	1	0.2 years	$382.80	1	$382.80

	78			74

The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the 1997 Plan range from $15.00 to $555.00 per share and are exercisable over periods ending no later than 2017.
On January 31, 2007, the Company’s stockholders approved a stand-alone nonqualified stock option agreement between the Company and its former Chief Executive Officer (“Former CEO”). Under this agreement, the Former CEO received 10,000 options at an exercise price of $57.80 per share, vesting 25% per year beginning on the first anniversary of the option date. This option grant was outside the 1997 Plan. All of these options have terminated in connection with the Former CEO’s termination from employment.
On March 13, 2009, the Company’s Board of Directors granted (and the stockholders subsequently approved) a stand-alone Stock Option Agreement (the “Agreement”) specific to Steven G. Murdock, granting him an option to purchase 37,500 shares of the Company’s Common Stock at an exercise price of $4.40 per share.
On May 24, 2005, pursuant to the 1997 Plan, the Company granted an award of 12,375 shares of restricted stock to various employees. The fair value of the shares was $681,000, as measured by the closing price of the Company’s stock on the Nasdaq Global Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One third of the shares vested on each annual anniversary of the grant date. The restricted stock awards provide for acceleration of vesting upon the achievement of certain consolidated net sales levels specified in the award agreements. Compensation cost was recognized on a straight line basis over the three year vesting period.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 19, 2007, the Company granted an award of 3,024 shares of restricted stock to Paul E. Ross, the Company’s former Senior Vice President — Finance and Chief Financial Officer. The fair value of the shares was $150,000, as measured by the closing price of the Company’s stock on the Nasdaq Global Market on the grant date. The fair value of the award is included in additional paid in capital and deferred compensation in the equity section of the accompanying Consolidated Balance Sheets. One fourth of the shares vested on each annual anniversary of the grant date. Compensation cost was recognized on a straight line basis over the vesting period.
On June 1, 2007, the Company granted an award of 1,947 shares of restricted stock to Steven L. Muellner, the Company’s former President and Chief Executive Officer. The fair value of the shares was $77,892, as measured by the closing price of the Company’s stock on the Nasdaq Global Market on the grant date. The shares vested over a period of 180 days and compensation cost was recognized on a straight line basis over the vesting period.
15. Composition of Certain Balance Sheet Accounts
The composition of accounts receivables, net of reserves, is as follows:

	February 28,	February 28,
	2010	2009
	(In thousands)
Due from factor	$2,359	$—
Accounts receivable, other	(176)	2,488

	$2,183	$2,488

The total due from factor at February 28, 2010, included approximately $2.2 million of invoices assigned on a recourse basis. Accordingly, the credit risk associated with the assigned invoices remained with the Company at February 28, 2010. As disclosed in footnote 7, the Company has a factoring agreement with FCC, LLC, d/b/a First Capital.
The composition of inventories, net of reserves, is as follows:

	February 28,	February 28,
	2010	2009
	(In thousands)
Raw materials	$2,957	$4,824
Work in process	2,426	2,399
Finished goods	2,111	1,672

	$7,494	$8,895

The composition of property and equipment is as follows:

	February 28,	February 28,
	2010	2009
	(In thousands)
Molds and dies	$7,317	$7,020
Machinery and equipment	4,455	4,873
Furniture and fixtures	256	357
Autos and trucks	199	199
Leasehold improvements	139	138

	12,366	12,587
Less accumulated depreciation and amortization	(11,870)	(11,922)

	$496	$665

The gross value of assets under capital leases included above is $120 (in thousands) at February 28, 2010 and February 28, 2009. For the fiscal years ended February 28, 2010 and February 28, 2009, the Company recorded depreciation expense of $429 and $583 (in thousands), respectively.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The composition of accrued liabilities is as follows:

	February 28,	February 28,
	2010	2009
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$401	$511
Warranty costs	883	985
Freight expenses	89	278
Advertising and marketing expenses	10	15
Professional fees	46	108
Customer deposits	386	349
Other	509	384

	$2,324	$2,630

16. Subsequent Events
On March 25, 2010, Meade Instruments Corp., a Delaware corporation (the “Company”), and Steven Murdock, the Company’s Chief Executive Officer, entered into an Employment Agreement (the “Murdock Agreement”). In addition, on March 31, 2010, the Company and John Elwood, the Company’s Chief Financial Officer, entered into an Employment Agreement (the “Elwood Agreement”, and together with the Murdock Agreement, the “Executive Agreements”). Each of the Executive Agreements has an initial term of one year beginning as of February 1, 2010, and each agreement is automatically renewed for one year if the Company or the executive officer does not notify the other of nonrenewal within a certain period of time (30 days under the Elwood Agreement and 6 months under the Murdock Agreement) before the end of the initial term (or renewal term).
Each Executive Agreement is essentially identical, except for compensation and certain termination provisions. The Executive Agreements provide for the following terms and conditions: Each executive officer is entitled to the payment of an annual base salary equal to the following amounts: $250,000 for Mr. Murdock and $165,000 for Mr. Elwood. In addition, each executive officer is entitled to a cash bonus if certain targets are achieved. The calculation of such cash bonus amounts shall be determined by the Compensation Committee of the Company’s Board of Directors within the first 60 days of each fiscal year. For the Company’s fiscal year ending February 28, 2011, Mr. Murdock will receive a cash bonus of $62,500 if the Company’s EBTDA for such fiscal year exceeds $62,500, and if the Company’s EBTDA exceeds $625,000, then Mr. Murdock shall instead receive a cash bonus in the amount of $125,000. For this purpose, EBTDA means the Company’s net income plus the provision for income taxes and plus the amount of any non-cash expenses. Mr. Elwood is entitled to a cash bonus for the Company’s fiscal year ending February 28, 2011 equal to 1.65% of each dollar of the Company’s net sales for such fiscal year in excess of $25 million (up to a maximum cash bonus of $82,500). The executive officers are also entitled to participate in and are covered by all bonus, incentive and employee health, insurance, 401(k), and other plans and benefits established for the employees of the Company. In addition, the Executive Agreements provide the executive officers with vacation benefits (three weeks per year for Mr. Elwood and four weeks per year for Mr. Murdock, up to a maximum accrual of six weeks for Mr. Elwood and eight weeks for Mr. Murdock), and reimbursement of all business expenses.
If the Company terminates the employment of one of the executive officers without cause, the Company elects not to renew one of the executive officer’s Executive Agreement or if one of the executive officers terminates his employment for one of the following reasons: (A) a material diminution of authority, duties or responsibilities of the executive officer, (B) any reduction by the Company to the executive officer’s base salary, or (C) the Company requires the executive officer to be based at any office or location which increases the distance from such executive officer’s home to the office or location by more than 45 miles from the distance in effect at the beginning of the term of the Executive Agreements, then such executive officer would be entitled to an aggregate severance payment equal to: (x) 12 months base salary (6 months in the event the Company elects not to renew Mr. Murdock’s Executive Agreement) and (y) group medical and dental insurance COBRA benefits for 18 months (collectively, the “Severance Payments”). The Severance Payments are to be paid in one lump sum within 30 days after termination. As partial consideration for the benefits set forth above, the executive officers agreed to not compete with the Company, or solicit its customers or employees, during the term of employment and for 12 months (6 months in the event the Company elects not to renew Mr. Murdock’s Executive Agreement) after termination of employment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 21, 2010

MEADE INSTRUMENTS CORP.

By:	/s/ Steven G. Murdock Steven G. Murdock
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Murdock Steven G. Murdock	Director, Chief Executive Officer (Principal Executive Officer)	May 21, 2010

/s/ John A. Elwood John A. Elwood	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2010

/s/ Timothy C. McQuay Timothy C. McQuay	Director and Chairman of the Board	May 21, 2010

/s/ Frederick H. Schneider, Jr.	Director	May 21, 2010

Frederick H. Schneider, Jr.

/s/ Paul D. Sonkin	Director	May 21, 2010

Paul D. Sonkin

/s/ Michael R. Haynes Michael R. Haynes	Director	May 21, 2010

II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance At
	Beginning of	Charged to Costs		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Deductions(1)	of Period
Year ended February 28, 2010	$521	$36	$141	$416
Year ended February 28, 2009	$448	$77	$4	$521

	Balance At
Reserves for Excess and	Beginning of	Charged to Costs		Balance At End
Obsolete Inventories	Period	and Expenses	Deductions(2)	of Period
Year ended February 28, 2010	$3,413	$96	$926	$2,583
Year ended February 28, 2009	$7,027	$(525)	$3,089	$3,413

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

EXHIBIT INDEX

Incorporation
Exhibit	Description	Reference

3.1†	Certificate of Incorporation of Meade Instruments Corp. (“Company”), as amended	(c)

3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(j)

3.5†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(a)

3.7†	Second Amended and Restated Bylaws of the Company	(x)

3.10†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(hh)

4.1†	Specimen Stock Certificate	(d)

4.5†	Registration Rights Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(jj)

10.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)

10.35†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(i)

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

10.59†
First Amendment to Asset Purchase Agreement, dated as of December 1, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation and wholly-owned subsidiary of Meade that subsequently changed its name to Coronado Instruments, Inc., a California corporation, on the other (excluding Schedules and Exhibits)
(t)

Incorporation
Exhibit		Description	Reference

10.60	†
Third Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(u)

10.63	†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.65	†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.66	†+
Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended
(ee)

10.67	†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(ee)

10.68	†
Fourth Amendment to Amended and Restated Credit Agreement, dated May 27, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(v)

10.69	†
Fifth Amendment to Amended and Restated Credit Agreement, dated October 12, 2005, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(w)

10.70	†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 2008 Stock Incentive Plan	(x)

10.71	†+
Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 2008 Stock Incentive Plan
(x)

10.72	†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 2008 Stock Incentive Plan	(x)

10.73	†+	Employment Agreement effective as of February 1, 2010 between Meade Instruments Corp. and Steven Murdock	(y)

10.74	†+	Employment Agreement effective as of February 1, 2010 between Meade Instruments Corp. and John Elwood	(y)

10.77	†+
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
(z)

10.78	†
Sixth Amendment to Amended and Restated Credit Agreement, dated June 13, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(z)

Incorporation
Exhibit		Description	Reference

10.79	†
Seventh Amendment to Amended and Restated Credit Agreement, dated July 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(aa)

10.81	†
Eighth Amendment to Amended and Restated Credit Agreement, dated September 29, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(bb)

10.83	†
Ninth Amendment to Amended and Restated Credit Agreement, dated October 31, 2006, and entered into by and among Bank of America, N.A. and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(cc)

10.84	†	Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation, and ThreeSixty Sourcing Ltd., a Hong Kong corporation	(dd)

10.85	†
Tenth Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(ff)

10.91	†
Eleventh Amendment to Amended and Restated Credit Agreement, by and among Bank of America, N.A., as lender, and Meade Instruments Corp., a Delaware corporation, Simmons Outdoor Corp., a Delaware corporation, and Coronado Instruments, Inc., a California corporation
(ii)

10.96	†	Purchase Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein	(ll)

10.101	†
Twelfth Amendment to Amended and Restated Credit Agreement dated as of November 16, 2007 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.
(oo)

10.102	†+	Executive Retention Agreement, dated as of January 10, 2008, by and between Meade Instruments Corp., and Steven L. Muellner	(pp)

10.103	†+	Executive Retention Agreement, dated as of January 10, 2008, by and between Meade Instruments Corp., and Paul E. Ross	(pp)

10.106	†
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of April 9, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.
(qq)

10.107	†
Fourteenth Amendment to Amended and Restated Credit Agreement dated as of April 17, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corp. and Coronado Instruments, Inc.
(rr)

10.109	†
Fifteenth Amendment to Amended and Restated Credit Agreement dated as of June 12, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corporation and Coronado Instruments, Inc.
(tt)

10.110	†
Asset Purchase Agreement, dated as of June 12, 2008, by and among Simmons Outdoor Corporation, a Delaware corporation, and Bushnell, Inc., a Delaware corporation, and Meade Instruments Corp., a Delaware corporation
(tt)

10.111	†
Sixteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2008 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corporation and Coronado Instruments, Inc.
(uu)

10.112	†	Credit Agreement Terms dated as of September 24, 2008 by and among VR-Bank Westmunsterland eG, Meade Instruments Corp., Meade Instruments Europe Corp. and Meade Instruments Europe GmbH & Co. KG	(vv)

Incorporation
Exhibit		Description	Reference

10.113	†+	Executive Severance Agreement, dated October 2, 2008, by and between Donald W. Finkle and Meade Instruments Corp.	(ww)

10.114	†+	First Amendment to the Executive Retention Agreement, dated as of November 15, 2008, by and between Meade Instruments Corp. and Mr. Steven L. Muellner	(xx)

10.115	†+	First Amendment to the Executive Retention Agreement, dated as of November 15, 2008, by and between Meade Instruments Corp. and Mr. Paul E. Ross	(xx)

10.116	†	Limited Consent Agreement dated January 27, 2009 by and among Bank of America, N.A., Meade Instruments Corp., Simmons Outdoor Corporation and Coronado Instruments, Inc.	(yy)

10.117	†
Purchase Agreement dated January 27, 2009 by and among Meade Instruments Europe Corp., a California corporation, Bresser GmbH, a German corporation, Meade Instruments Corp., a Delaware corporation, Helmut Ebbert, Meade Instruments Europe GmbH & Co. KG and Meade Instruments Verwaltungs GmbH
(yy)

10.118	†	Factoring and Inventory Advances Agreement dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(zz)

10.119	†	Loan and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(aaa)

10.120	†	Factoring and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC Factor Subsidiary, LLC	(bbb)

10.121	†+	Executive Severance Agreement between Steven L. Muellner and Meade Instruments Corp. dated February 3, 2009	(ccc)

10.122	†	Lease Surrender and Termination Agreement dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.123	†	Promissory Note dated as of February 10, 2009 by Meade Instruments Corp. in favor of The Irvine Company	(ddd)

10.124	†	Lease dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.125	†+	Executive Severance Agreement, dated February 27, 2009, by and between Paul E. Ross and Meade Instruments Corp.	(eee)

10.126	†+	Nonqualified Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.127	†+	Stand-Alone Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.128	†+	Employment Agreement, dated as of April 3, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(ggg)

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1		Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

31.2		Sarbanes-Oxley Act Section 302 Certification by John A. Elwood

32.1		Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2		Sarbanes-Oxley Act Section 906 Certification by John A. Elwood

†	Previously filed with the Securities Exchange Commission as set forth in the following table:
+	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(j)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(n)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(o)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2002.

(p)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2004.

(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.

(r)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2004, as filed with the Securities and Exchange Commission on July 15, 2004.

(s)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004.

(t)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2004.

(u)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2004.

(v)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2005.

(w)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005.

(x)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2010, as filed with the Securities and Exchange Commission on June 15, 2009.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010.

(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.

(aa)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2006.

(bb)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006.

(cc)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2006.

(dd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006.

(ee)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.

(ff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 1, 2006.

(hh)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.

(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 1, 2007.

(jj)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007.

(ll)	Incorporated by reference to Exhibit 10.99 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2007.

(oo)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2007.

(pp)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

(qq)	Incorporated by reference to Exhibit 10.102 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2008.

(rr)	Incorporated by reference to Exhibit 10.103 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2008.

(tt)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008.

(uu)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 16, 2008.

(vv)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2008.

(ww)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2008.

(xx)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2008.

(yy)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2009.

(zz)	Incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(aaa)	Incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(bbb)	Incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(ccc)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2009.

(ddd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2009.

(eee)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 5, 2009.

(fff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 19, 2009.

(ggg)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 9, 2009.