Form 10-Q
period 2010-05-31
MEADE INSTRUMENTS CORP
filed 2010-07-15
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2010, there were 1,167,267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
May 31, 2010

ITEM 1.	FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 31,	February 28,
	2010	2010
ASSETS

Current assets:
Cash	$3,891	$5,055
Accounts receivable, less allowance for doubtful accounts of $413 at May 31, 2010 and $416 at February 28, 2010	3,322	2,183
Inventories	6,702	7,494
Prepaid expenses and other current assets	445	273

Total current assets	14,360	15,005
Property and equipment, net	404	496
Acquisition-related intangible assets, net	1,004	1,046
Other assets, net	118	109

	$15,886	$16,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,781	$1,711
Accrued liabilities	2,211	2,324

Total current liabilities	3,992	4,035
Deferred rent	18	16

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at May 31, 2010 and February 28, 2010	12	12
Additional paid-in capital	52,378	52,249
Accumulated deficit	(40,514)	(39,656)

Total stockholders’ equity	11,876	12,605

	$15,886	$16,656

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended
	May 31,
	2010	2009

Net sales	$5,502	$4,233
Cost of sales	4,368	3,120

Gross profit	1,134	1,113
Selling	553	617
General and administrative	1,236	1,424
Research and development	204	257

Operating loss	(859)	(1,185)
Interest income, net	(1)	(6)

Loss before income taxes	(858)	(1,179)
Income tax benefit	—	(13)

Net loss	$(858)	$(1,166)

Net loss per share—basic and diluted	$(0.74)	$(1.00)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(858)	$(1,166)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	131	123
Bad debt expense	(3)	74
Stock-based compensation	129	153
Deferred rent amortization	2	4
Gain on sale of fixed assets	—	(3)
Changes in assets and liabilities:
Accounts receivable	(1,136)	(745)
Inventories	792	650
Prepaid expenses and other current assets	(172)	(182)
Accounts payable	70	(68)
Accrued lease termination fee	—	(200)
Accrued liabilities	(113)	(304)

Net cash used in operating activities	(1,158)	(1,664)

Cash flows from investing activities:
Capital expenditures	(6)	(1)
Reduction (investment) in restricted cash	—	200
Proceeds from sale of fixed assets	—	3

Net cash (used in) provided by investing activities	(6)	202

Cash flows from financing activities	—	—

Net decrease in cash	(1,164)	(1,462)

Cash at beginning of period	5,055	5,890

Cash at end of period	$3,891	$4,428

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
In the opinion of the management of Meade Instruments Corp. (the “Company”), the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
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
B. Liquidity
At May 31, 2010, the Company had cash and cash equivalents of $3.9 million, as compared to $5.1 million at February 28, 2010, a decrease of $1.2 million due to the Company’s loss from operations of $0.9 million and fluctuations in working capital.
While the Company’s operations are not as seasonal as they were historically, the Company still experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
Net cash used in operating activities was $1.7 million during the three months ended May 31, 2009 compared to $1.2 million during the three months ended May 31, 2010 — a decrease of $0.5 million or 30% primarily due to the reduction of approximately $0.3 million in the Company’s net loss during those periods and a reduction in the cash used for restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009. Operating loss was $1.2 million during the first quarter of fiscal 2010 compared to $0.9 million during the first quarter of fiscal 2011 — a decrease of $0.3 million or 25% primarily due to lower operating expenses.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $2.6 million as of May 31, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
C. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended May 31, 2010 and 2009, were approximately $0.1 million and $0.2 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
The Company did not grant stock options during the three months ended May 31, 2010. The fair value of the Company’s stock options granted in the three months ended May 31, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	May 31,	May 31,
	2010	2009
Expected life (1)	3.8	5.5
Expected volatility (2)	123%	103%
Risk-free interest rate (3)	1.9%	2.3%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
As of May 31, 2010, the Company had approximately $0.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. At May 31, 2009, the Company had approximately $0.8 million of unrecognized compensation costs related to unvested stock options.
Approximately $75,000 of unvested restricted stock was forfeited by the Company’s former Chief Financial Officer, concurrent with his termination in April 2009.
D. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable is as follows:

	May 31,	February 28,
	2010	2010
	(In thousands)
Due from factor	$3,667	$2,359
Accounts receivable, other	(345)	(176)

	$3,322	$2,183

The total due from factor at May 31, 2010 included approximately $3.1 million of invoices assigned on a recourse basis. Accordingly, substantially all of the credit risk associated with the assigned invoices remained with the Company at May 31, 2010. Accounts receivable, other includes reserves for subsequent sales returns and other allowances attributable to all receivables—even invoices assigned to the factor.
The composition of inventories is as follows:

	May 31,	February 28,
	2010	2010
	(In thousands)
Raw materials	$3,108	$2,957
Work-in-process	2,078	2,426
Finished goods	1,516	2,111

	$6,702	$7,494

The composition of acquisition-related intangible assets is as follows:

	Amortization	May 31, 2010			February 28, 2010
	Periods	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)
Trademarks	7-15	$424	$(299)	$125	$424	$(290)	$134
Completed technologies	12	1,620	(741)	879	1,620	(708)	912

Total		$2,044	$1,040	$1,004	$2,044	$(998)	$1,046

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the carrying amount of acquisition-related intangible assets for the first quarter ended May 31, 2010, are as follows:

Amortizing
Intangible
Assets
(In thousands)
Balance, net, February 28, 2010	$1,046
Amortization	(42)

Balance, net, May 31, 2010	$1,004

Amortization of trademarks completed technologies over the next five fiscal years is estimated as follows:

Amounts
Fiscal Year	(In thousands)
2011 (remaining nine months)	$128
2012	171
2013	171
2014	162
2015	135
Thereafter	237

Total	$1,004

The composition of property and equipment is as follows:

	May 31,	February 28,
	2010	2010
	(In thousands)
Molds and dies	$7,325	$7,317
Machinery and equipment	4,453	4,455
Furniture and fixtures	256	256
Autos and trucks	199	199
Leasehold improvements	139	139

	12,372	12,366
Less accumulated depreciation and amortization	(11,968)	(11,870)

	$404	$496

E. Commitments and Contingencies
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
The total number of options outstanding were as follows:

	May 31,	February 28,
	2010	2010
	(In thousands)
Stock options outstanding	78	78
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Three Months Ended
	May 31,
	2010	2009
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	78	55
Potential shares of common stock excluded from the calculation of weighted average shares	—	—
Weighted average shares for the three month periods ended May 31, 2010 and 2009, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock because the Company incurred a loss and the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
G. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a two-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of May 31, 2010, is $0.6 million and as of May 31, 2009, $0.7 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended
	May 31,
	2010	2009
	(In thousands)
Beginning balance	$883	$985
Warranty accrual	62	(53)
Labor and material usage	(86)	(31)

Ending balance	$859	$901

H. Income Taxes
In accordance with ASC 740-10, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended May 31, 2010, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of May 31, 2010 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management anticipates that there will be a material reduction in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At May 31, 2010, accrued interest and penalties related to uncertain tax positions were less than $0.1 million for the quarter.
The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
I. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification became effective for our first quarter ended May 31, 2010. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth:
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
Income taxes
In accordance with ASC 740-10, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended May 31, 2010, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of May 31, 2010 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management anticipates that there will be a material reduction in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At May 31, 2010, accrued interest and penalties related to uncertain tax positions were less than $0.1 million for the quarter.
The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Results of Operations
The nature of the Company’s business is highly seasonal. Historically, sales in the second and third quarter ended August 31st and November 30th each year have been significantly higher than sales achieved in each of the other two fiscal quarters of the year. Thus, expenses and to a greater extent, operating income may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.
Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009
The Company reported net sales of $5.5 million for the three months ended May 31, 2010, an increase of $1.3 million or 31% from net sales of $4.2 million in the same period last year. The increase in net sales was due to increases in intermediate and entry level products. These increases were partially offset by declines in sales of the Company’s sales of other products which were attributable to reduced distribution outlets, increased competition and weak demand associated with the current macro economic environment and its impact on highly discretionary consumer products such as ours.
The gross profit margin during the three months ended May 31, 2010 decreased to 21% of net sales, compared with 26% of net sales in the same period last year. This decrease in the gross profit margin was attributable primarily to lower efficiency in manufacturing, inventory clearance sales, and sales of refurbished products.
Selling expenses for the three months ended May 31, 2010 were $553 thousand, a 10% decrease from $617 thousand for the same period in the prior year. While the Company’s sales volume was higher than same period in the previous year, variable selling expenses were lower due to the Company’s product mix and reduced discretionary spending, such as advertising.
General and administrative expenses for the three months ended May 31, 2010 were $1.2 million, a decrease of $0.2 million or 14% compared to $1.4 million in the same period in the prior year. Most of the decrease in general and administrative expenses was due to reductions in insurance costs and professional fees, as well as reduced headcount and lower stock compensation expense.
Research and development expenses for the three months ended May 31, 2010 were $0.2 million, a decrease of $0.1 million or 33% compared to $0.3 million same period in the prior year primarily due to the completion of the development of the Company’s new product (ETX-LS) at the end of the three months ended May 31, 2009.
The Company earned interest income of approximately $1 thousand during the three months ended May 31, 2010, compared to $6 thousand during the three months ended May 31, 2009. The primary reason for this decrease is a lower average monthly balance and lower interest rate compared to three months ended May 31, 2009.
Seasonality
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins, working capital requirements and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development activities and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the third quarter of the Company’s fiscal year primarily due to the disproportionately higher sales of its discontinued operations in Europe, as well as higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. However, the Company’s net sales during its third quarter of fiscal 2010 were not greater than its second quarter nor do we expect them to be significantly different this fiscal year. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers. Accordingly, the Company’s net sales, working capital requirements and results from operations are expected to be higher in its second and third quarters than in the first and fourth quarters of its fiscal year.

Liquidity and Capital Resources
At May 31, 2010, the Company had cash and cash equivalents of $3.9 million, as compared to $5.1 million at February 28, 2010, a decrease of $1.2 million due to the Company’s loss from operations of $0.9 million and fluctuations in working capital.
While the Company’s operations are not as seasonal as they were historically, the Company still experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
Net cash used in operating activities was $1.7 million during the three months ended May 31, 2009 compared to $1.2 million during the three months ended May 31, 2010 — a decrease of $0.5 million or 30% due to the reduction of approximately $0.3 million in the Company’s net loss during those periods and a reduction in cash used for restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009. Operating loss was $1.2 million during the first quarter of fiscal 2010 compared to $0.9 million during first quarter of fiscal 2011 — a decrease of $0.3 million or 25% due to lower operating expenses.
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $2.6 million as of May 31, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
Capital expenditures, aggregated $6 thousand and $1 thousand for the three months ended May 31, 2010 and 2009, respectively. The Company had no material capital expenditure commitments at May 31, 2010.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2011 and beyond.

New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement became effective for our first quarter ended May 31, 2010. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.
In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10., “Subsequent Events” (“ASC 855-10”). ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
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
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”,) as of the quarter ended May 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Title or Description

10.64	Meade Instruments Corp. 2008 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.
Dated: July 15, 2010	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

10.64	Meade Instruments Corp. 2008 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer