Form 10-Q
period 2010-08-31
MEADE INSTRUMENTS CORP
filed 2010-10-14
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 13, 2010, there were 1,167,267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
August 31, 2010

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	August 31,	February 28,
	2010	2010
ASSETS

Current assets:
Cash	$2,879	$5,055
Accounts receivable, less allowance for doubtful accounts of $416 at August 31, 2010 and February 28, 2010	5,008	2,183
Inventories	7,196	7,494
Prepaid expenses and other current assets	457	273

Total current assets	15,540	15,005
Property and equipment, net	343	496
Acquisition-related intangible assets, net	961	1,046
Other assets, net	137	109

	$16,981	$16,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,265	$1,711
Accrued liabilities	2,320	2,324

Total current liabilities	5,585	4,035
Deferred rent	20	16

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at August 31, 2010 and February 28, 2010	12	12
Additional paid-in capital	52,449	52,249
Accumulated deficit	(41,085)	(39,656)

Total stockholders’ equity	11,376	12,605

	$16,981	$16,656

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net sales	$7,096	$7,597	$12,598	$11,830
Cost of sales	5,916	6,300	10,284	9,420

Gross profit	1,180	1,297	2,314	2,410
Selling	607	707	1,160	1,324
General and administrative	952	1,570	2,188	2,994
Research and development	193	150	397	407

Operating loss	(572)	(1,130)	(1,431)	(2,315)
Interest income	(1)	(21)	(2)	(27)

Loss before income taxes	(571)	(1,109)	(1,429)	(2,288)
Income tax benefit	—	—	—	(13)

Net loss	$(571)	$(1,109)	$(1,429)	$(2,275)

Net loss per share—basic and diluted	$(0.49)	$(0.95)	$(1.22)	$(1.95)

Weighted average common shares outstanding—basic and diluted	1,167	1,167	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,429)	$(2,275)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	270	269
Bad debt expense	—	(54)
Stock-based compensation	200	392
Deferred rent amortization	4	8
Gain on sale of fixed assets	—	(3)
Changes in assets and liabilities:
Accounts receivable	(2,825)	(3,490)
Inventories	298	190
Prepaid expenses and other current assets	(213)	165
Accounts payable	1,554	1,449
Accrued lease termination fee	—	(400)
Accrued liabilities	(4)	(381)

Net cash used in operating activities	(2,145)	(4,130)

Cash flows from investing activities:
Capital expenditures	(31)	(45)
Reduction in restricted cash	—	400
Proceeds from sale of fixed assets	—	3

Net cash (used in) provided by investing activities	(31)	358

Cash flows from financing activities	—	—

Net decrease in cash	(2,176)	(3,772)

Cash at beginning of period	5,055	5,890

Cash at end of period	$2,879	$2,118

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.
Meade Instruments Corp. (the “Company”) is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our entry level products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
In the opinion of the management of the Company, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
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
B. Liquidity
At August 31, 2010, the Company had cash and cash equivalents of $2.9 million, as compared to $5.1 million at February 28, 2010, a decrease of $2.2 million due to the Company’s loss from operations of $1.4 million and fluctuations in working capital.
While the Company’s operations are not as seasonal as they were historically, the Company still experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
Net cash used in operating activities was $2.1 million during the six months ended August 31, 2010 compared to $4.1 million during the six months ended August 31, 2009 — a decrease of $2.0 million or 49% primarily due to the reduction of approximately $0.9 million in the Company’s net loss and a $0.7 million reduction in the cash used for restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $4.3 million as of August 31, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
C. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the six months ended August 31, 2010 and 2009, were approximately $0.2 million and $0.4 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
The fair value of the Company’s stock options granted in the six months ended August 31, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	August 31,	August 31,
	2010	2009
Expected life (1)	3.8	5.5
Expected volatility (2)	199%	107%
Risk-free interest rate (3)	1.4%	2.6%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of August 31, 2010, the Company had approximately $0.2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. At August 31, 2009, the Company had approximately $0.8 million of unrecognized compensation costs related to unvested stock options.
Approximately $75,000 of unvested restricted stock was forfeited by the Company’s former Chief Financial Officer, concurrent with his termination in April 2009.
D. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable is as follows:

	August 31,	February 28,
	2010	2010
	(In thousands)
Due from factor	$5,415	$2,359
Accounts receivable, other	(407)	(176)

	$5,008	$2,183

The total due from factor at August 31, 2010 included approximately $2.4 million of invoices assigned on a recourse basis. Accordingly, almost half of the credit risk associated with the assigned invoices remained with the Company at August 31, 2010. Accounts receivable, other includes reserves for subsequent sales returns and other allowances attributable to all receivables—including invoices assigned to the factor.
The Company generated approximately 20% and 17% of its revenue from one customer during the six months ended August 31, 2010 and 2009. Included in accounts receivable at August 31, 2010 is approximately $2.2 million due from this customer.
The composition of inventories is as follows:

	August 31,	February 28,
	2010	2010
	(In thousands)
Raw materials	$3,362	$2,957
Work-in-process	1,747	2,426
Finished goods	2,087	2,111

	$7,196	$7,494

The composition of acquisition-related intangible assets is as follows:

	Amortization	August 31, 2010			February 28, 2010
	Periods	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)
Trademarks	7-15	$424	$(308)	$116	$424	$(290)	$134
Completed technologies	12	1,620	(775)	845	1,620	(708)	912

Total		$2,044	$(1,083)	$961	$2,044	$(998)	$1,046

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the carrying amount of acquisition-related intangible assets for the second quarter ended August 31, 2010, are as follows:

Amortizing
Intangible
Assets
(In thousands)
Balance, net, February 28, 2010	$1,046
Amortization	(85)

Balance, net, August 31, 2010	$961

Amortization of trademarks and completed technologies over the next five fiscal years is estimated as follows:

Amounts
Fiscal Year	(In thousands)
2011 (remaining six months)	$85
2012	171
2013	171
2014	162
2015	135
Thereafter	237

Total	$961

The composition of property and equipment is as follows:

	August 31,	February 28,
	2010	2010
	(In thousands)
Molds and dies	$7,339	$7,317
Machinery and equipment	4,465	4,455
Furniture and fixtures	256	256
Autos and trucks	199	199
Leasehold improvements	139	139

	12,398	12,366
Less accumulated depreciation and amortization	(12,055)	(11,870)

	$343	$496

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
The total number of options outstanding were as follows:

	August 31,	February 28,
	2010	2010
	(In thousands)
Stock options outstanding	79	78
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Six Months Ended
	August 31,
	2010	2009
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	79	55
Potential shares of common stock excluded from the calculation of weighted average shares	—	—
Weighted average shares for the six month periods ended August 31, 2010 and 2009, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock because the Company incurred a loss and the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
G. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of August 31, 2010 and February 28, 2010 is $0.6 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$859	$901	$883	$985
Warranty accrual	82	44	144	(8)
Labor and material usage	(77)	(81)	(163)	(113)

Ending balance	$864	$864	$864	$864

H. Income Taxes
In accordance with ASC 740-10, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended August 31, 2010, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of August 31, 2010 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management anticipates that there will be a material reduction in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At August 31, 2010, accrued interest and penalties related to uncertain tax positions were less than $0.1 million.
The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico.
The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
I. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification became effective for our first quarter ended August 31, 2010. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.

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
Overview of the Company
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our entry level products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging, research and development, and other general and administrative functions. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
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
Revenue Recognition
The Company’s revenue recognition policy complies with ASC 605 (“Revenue Recognition”). Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

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
Income taxes
In accordance with ASC 740-10, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended August 31, 2010, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of August 31, 2010 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management anticipates that there will be a material reduction in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At August 31, 2010, accrued interest and penalties related to uncertain tax positions were less than $0.1 million.
The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico.
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
Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009
The Company reported net sales of $7.1 million for the quarter ended August 31, 2010, a decrease of $0.5 million or 7% from net sales of $7.6 million in the same period last year. Most of the decrease was due to reduced sales of mid-range products than the prior year when the Company’s new ETX-LS and ETX-LT products were introduced, as well as a decrease in sales of low-end products due to the timing of shipments compared to the same quarter last year. In addition, sales of sports optics products such as spotting scopes and binoculars were lower due to less demand for those products. Sales of high-end products were marginally higher due to product enhancements and a reduction in backlog. Reduced distribution outlets, increased competition and weak demand associated with the current macro economic environment and its impact on highly discretionary consumer products such as ours, also attributed to overall reduction in sales compared to the same period last year.
The gross profit margin during the second quarter ending August 31, 2010 was unchanged at 17% of net sales, compared with the same period last year. Selling expenses for the second quarter ended August 31, 2010 were $0.6 million, a 14% decrease from $0.7 million for the same quarter last year. This reduction in expenses was attributable to the reduction in net sales of 7% and reduced discretionary spending such as advertising.
Selling expenses for the second quarter ending August 31, 2010 were $0.6 million, a 14% decrease from $0.7 million for the same quarter in the prior year. The reduction in selling expenses was due to reduced net sales and the resulting reduced variable selling expenses, as well as changes in product mix and reduced discretionary spending such as advertising.
General and administrative expenses for the second quarter ended August 31, 2010 were $1.0 million, a decrease of $0.6 million or 38% compared to $1.6 million in the same quarter in the prior year. Most of the decrease in general and administrative expenses was due to reductions in headcount, lower professional fees and insurance and lower stock compensation expenses.
Research and development expenses for the second quarter ending August 31, 2010 were $0.2 million, an increase of $0.05 million or 33% compared to $0.15 million same quarter in the prior year primarily due to new product development and product enhancement activities.
The Company earned interest income for the second quarter ended August 31, 2010 and for the same quarter in the prior year due to the continued cash balance the Company maintains.
Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009
The Company reported net sales of $12.6 million for the first six months of fiscal 2011, an increase of $0.8 million or 7% from net sales of $11.8 million in the same period last year, partially due to reductions in returns. Sales of high-end products were marginally higher due to product enhancements and reductions in backlog. This increase was partially offset by a decrease in mid-range product sales attributable to the prior year launch of the Company’s new ETX-LS and ETX-LT telescopes and the timing of low-end product sales, as well as reductions in sales of the Company’s sports optics products such as spotting scopes and binoculars due to lower demand. Reduced distribution outlets, increased competition and weak demand associated with the current macro economic environment and its impact on highly discretionary consumer products such as ours, also attributed to an overall reduction in sales compared to same period last year. Approximately 20% and 17% of the Company’s net sales during each of the six month periods ended August 31, 2010 and 2009 were from one customer.

The gross profit margin during the first six months of fiscal 2011 decreased to 18% of net sales, compared to 20% during the same period last year. This reduction in gross margin was driven primarily by a reduction in the Company’s average selling price attributable to increased competition, sales promotions and inventory reduction efforts, as well as higher labor costs attributable to increased production, new product enhancements, new product introductions and increased warranty claims.
Selling expenses for the first six months of fiscal 2011 were $1.2 million, and 9% of net sales compared to $1.3 million and 11% of net sales during the same period in the prior year. Selling expenses were lower as a percentage of net sales due to changes in product mix and reduced discretionary spending such as advertising.
General and administrative expenses for the first six months of fiscal 2011 were $2.2 million, a decrease of $0.8 million or 27% compared to $3.0 million in the same period in the prior year. Most of the decrease in general and administrative expenses was due to a reduction in headcount, lower professional fees and insurance costs, lower stock compensation expense and reductions in certain non-recurring expenses of fiscal 2010 such as legal fees in connection with the reverse stock-split.
Research and development expenses for the first six months of fiscal 2011 were unchanged to $0.4 million, compared same period in the prior year, due to the Company’s continued but measured focus on new product development and enhancement activities.
The Company earned interest income for the first six months of fiscal 2011 and for the same period in the prior year due to the continued cash balance the Company maintains.
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
Liquidity and Capital Resources
At August 31, 2010, the Company had cash and cash equivalents of $2.9 million, as compared to $5.1 million at February 28, 2010, a decrease of $2.2 million due to the Company’s loss from operations of $1.4 million and fluctuations in working capital.
While the Company’s operations are not as seasonal as they were historically, the Company still experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.

Net cash used in operating activities was $2.1 million during the six months ended August 31, 2010 compared to $4.1 million during the six months ended August 31, 2009 — a decrease of $2.0 million or 49% primarily due to the reduction of approximately $0.9 million in the Company’s net loss and a $0.7 million reduction in the cash used for restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009.
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $4.3 million as of August 31, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
Capital expenditures, aggregated $31 thousand and $45 thousand for the six months ended August 31, 2010 and 2009, respectively. The Company had no material capital expenditure commitments at August 31, 2010.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in the remainder of fiscal 2011 and beyond.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement became effective for our first quarter ended August 31, 2010. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.

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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended August 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
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

MEADE INSTRUMENTS CORP.
Dated: October 14, 2010	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer