Form 10-Q
period 2010-11-30
MEADE INSTRUMENTS CORP
filed 2011-01-10
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 7, 2011, there were 1,167,267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
November 30, 2010

ITEM 1.	FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	November 30,	February 28,
	2010	2010
ASSETS

Current assets:
Cash	$2,215	$5,055
Accounts receivable, less allowance for doubtful accounts of $416 at November 30, 2010 and February 28, 2010	5,786	2,183
Inventories	5,985	7,494
Prepaid expenses and other current assets	342	273

Total current assets	14,328	15,005
Property and equipment, net	296	496
Acquisition-related intangible assets, net	918	1,046
Other assets, net	106	109

	$15,648	$16,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,266	$1,711
Accrued liabilities	2,119	2,324

Total current liabilities	4,385	4,035
Deferred rent	22	16

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at November 30, 2010 and February 28, 2010	12	12
Additional paid-in capital	52,511	52,249
Accumulated deficit	(41,282)	(39,656)

Total stockholders’ equity	11,241	12,605

	$15,648	$16,656

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net sales	$8,648	$7,271	$21,246	$19,101
Cost of sales	6,984	5,771	17,268	15,191

Gross profit	1,664	1,500	3,978	3,910
Selling	729	665	1,889	1,989
General and administrative	940	1,144	3,128	4,138
Research and development	192	212	589	619

Operating loss	(197)	(521)	(1,628)	(2,836)
Interest income	—	(7)	(2)	(34)

Loss before income taxes	(197)	(514)	(1,626)	(2,802)
Income tax benefit	—	—	—	(13)

Net loss	$(197)	$(514)	$(1,626)	$(2,789)

Net loss per share—basic and diluted	$(0.17)	$(0.44)	$(1.39)	$(2.39)

Weighted average common shares outstanding—basic and diluted	1,167	1,167	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,626)	$(2,789)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	381	399
Bad debt expense	(1)	(68)
Stock-based compensation	262	590
Deferred rent amortization	6	12
Gain on sale of fixed assets	—	(3)
Changes in assets and liabilities:
Accounts receivable	(3,602)	(2,689)
Inventories	1,509	1,623
Prepaid expenses and other current assets	(66)	211
Accounts payable	555	517
Accrued lease termination fee	—	(700)
Accrued liabilities	(212)	(159)

Net cash used in operating activities	(2,794)	(3,056)

Cash flows from investing activities:
Capital expenditures	(46)	(68)
Reduction in restricted cash	—	700
Proceeds from sale of fixed assets	—	3

Net cash (used in) provided by investing activities	(46)	635

Cash flows from financing activities	—	—

Net decrease in cash	(2,840)	(2,421)

Cash at beginning of period	5,055	5,890

Cash at end of period	$2,215	$3,469

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.
Meade Instruments Corp. (the “Company”) is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our entry level products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters, research and development and U.S. distribution center; our Mexico facilities contain our manufacturing, assembly, repair, packaging and other general and administrative functions. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
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
Historically, a substantial portion of the Company’s net sales and results from operations typically have occurred in the second and third quarters of the Company’s fiscal year primarily due to disproportionately higher customer demand for less-expensive telescopes during the holiday season. The Company continues to experience significant sales to mass merchandisers who, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times.
B. Liquidity
At November 30, 2010, the Company had cash and cash equivalents of $2.2 million, as compared to $5.1 million at February 28, 2010, a decrease of $2.9 million predominantly due to the Company’s loss from operations and fluctuations in working capital.
While the Company’s operations are not as seasonal as they were historically, the Company still experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease during the fourth quarter.
Net cash used in operating activities was $2.8 million during the nine months ended November 30, 2010 compared to $3.1 million during the nine months ended November 30, 2009 — a decrease of $0.3 million or 10% primarily due to the reduction of approximately $1.2 million in the Company’s net loss and a $0.7 million reduction in cash used for restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009, partially offset by an increase in accounts receivable of $1.0 million, due to the timing of net sales and other working capital fluctuations.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $5.5 million as of November 30, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
C. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended November 30, 2010 and 2009, were approximately $0.3 million and $0.6 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
The fair value of the Company’s stock options granted in the nine months ended November 30, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	November 30,	November 30,
	2010	2009
Expected life (1)	3.8	5.5
Expected volatility (2)	199%	107%
Risk-free interest rate (3)	1.4%	2.6%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of November 30, 2010, the Company had approximately $0.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 15 months. At November 30, 2009, the Company had approximately $0.6 million of unrecognized compensation cost related to unvested stock options.
Approximately $75,000 of unvested restricted stock was forfeited by the Company’s former Chief Financial Officer, concurrent with his termination in April 2009.
D. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable is as follows:

	November 30,	February 28,
	2010	2010
	(In thousands)
Due from factor	$6,872	$2,359
Accounts receivable, other	(1,086)	(176)

	$5,786	$2,183

The total due from factor at November 30, 2010 included approximately $4.3 million of invoices assigned on a recourse basis. Accordingly, more than 60% of all the credit risk associated with the assigned invoices remained with the Company at November 30, 2010. Accounts receivable, other includes reserves for subsequent sales returns and other allowances attributable to all receivables—including invoices assigned to the factor.
The Company generated approximately 27% and 26% of its revenue from two customers during the nine months ended November 30, 2010 and 2009. Included in accounts receivable at November 30, 2010 is approximately $2.3 million due from these customers.
The composition of inventories is as follows:

	November 30,	February 28,
	2010	2010
	(In thousands)
Raw materials	$2,364	$2,957
Work-in-process	1,554	2,426
Finished goods	2,067	2,111

	$5,985	$7,494

The composition of acquisition-related intangible assets is as follows:

	Amortization	November 30, 2010			February 28, 2010
	Periods	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
				(In thousands)
Trademarks	7-15	$424	$(317)	$107	$424	$(290)	$134
Completed technologies	12	1,620	(809)	811	1,620	(708)	912

Total		$2,044	$(1,126)	$918	$2,044	$(998)	$1,046

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the carrying amount of acquisition-related intangible assets for the nine months ended November 30, 2010, are as follows:

Amortizing
Intangible
Assets
(In thousands)
Balance, net, February 28, 2010	$1,046
Amortization	(128)

Balance, net, November 30, 2010	$918

Amortization of trademarks and completed technologies over the next five fiscal years is estimated as follows:

Amounts
Fiscal Year	(In thousands)
2011 (remaining three months)	$42
2012	171
2013	171
2014	162
2015	135
Thereafter	237

Total	$918

The composition of property and equipment is as follows:

	November 30,	February 28,
	2010	2010
	(In thousands)
Molds and dies	$7,353	$7,317
Machinery and equipment	4,472	4,455
Furniture and fixtures	256	256
Autos and trucks	199	199
Leasehold improvements	139	139

	12,419	12,366
Less accumulated depreciation and amortization	(12,123)	(11,870)

	$296	$496

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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Basic income loss per share amounts exclude the dilutive effect of potential shares of common stock. Basic income loss per share is based upon the weighted-average number of shares of common stock outstanding. Diluted income loss per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method.
The total number of options outstanding were as follows:

	November 30,	February 28,
	2010	2010
	(In thousands)
Stock options outstanding	78	78
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	Nine Months Ended
	November 30,
	2010	2009
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	78	71
Potential shares of common stock excluded from the calculation of weighted average shares	—	—
Weighted average shares for the nine month periods ended November 30, 2010 and 2009, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock because the Company incurred a loss and the effect would be anti-dilutive.
G. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of November 30, 2010 and February 28, 2010 is $0.6 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$864	$864	$883	$985
Warranty accrual	119	61	263	236
Labor and material usage	(79)	(62)	(242)	(358)

Ending balance	$904	$863	$904	$863

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
H. Income Taxes
In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended November 30, 2010, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of November 30, 2010 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management anticipates that there will be a material reduction in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At November 30, 2010, accrued interest and penalties related to uncertain tax positions were less than $0.1 million.
The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico. This income tax expense is offset by a benefit recorded for refundable federal tax credits.
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
Income taxes
In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended November 30, 2010, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of November 30, 2010 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.1 million. Management anticipates that there will be a material reduction in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At November 30, 2010, accrued interest and penalties related to uncertain tax positions were less than $0.1 million.
The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico. This income tax expense is offset by a benefit recorded for refundable federal tax credits.
The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Results of Operations
The nature of the Company’s business is highly seasonal. Historically, sales in the second and third quarter ended August 31st and November 30th each year have been significantly higher than sales achieved in each of the other two fiscal quarters of the year. Thus, expenses and to a greater extent, results from operations may significantly vary by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.
Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009
The Company reported net sales of $8.6 million for the quarter ended November 30, 2010, an increase of $1.4 million or 19% from net sales of $7.2 million in the same period last year. Most of the increase was attributable to increased sales of mid-range telescopes due to improved supply in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, increased sales of low-end telescopes due to the timing of shipments compared to the same quarter last year and increased sales of weather stations due to the introduction of new products in the fourth quarter of last fiscal year. Sales of high-end products were marginally lower in spite of product enhancements, significant promotions and a reduction in backlog. Sales of sports optics products such as spotting scopes and binoculars were lower due to less demand for those products. Net sales to the Company’s top 25 customers increased by approximately 30%. Approximately 27% and 29% of the Company’s net sales during each of the three month periods ended November 30, 2010 and 2009, respectively, were from two customers.
The gross profit margin during the third quarter ended November 30, 2010 was 19% of net sales compared with 21% in the same period last year. This reduction in gross margin was driven primarily by reduced margins on low-end telescopes sold through mass-merchandisers and reduced margins on high-end telescopes due to sales promotions.
Selling expenses as a percentage of net sales for the third quarter November 30, 2010 were $0.73 million or 8% of net sales compared to $0.67 million or 9% of net sales during the same quarter in the prior year, due to increased net sales and the resulting increased variable selling expenses.
General and administrative expenses for the third quarter ended November 30, 2010 were $0.9 million, a decrease of $0.2 million or 18% compared to $1.1 million in the same quarter in the prior year. Most of the decrease in general and administrative expenses was due to reductions in headcount, lower professional fees and insurance costs and lower stock compensation expenses.
Research and development expenses for the third quarter ended November 30, 2010 were $0.19 million, compared to $0.21 million for the same quarter in the prior year primarily due to consistent product development and product enhancement activities.
The Company earned no interest income during the three months ended November 30, 2010, compared to $7 thousand during the three months ended November 30, 2009. The primary reason for this decrease is a lower average monthly account balance and a lower interest rate compared to the three months ended November 30, 2009.
The Company did not record any income tax provision or benefit during the three months ended November 30, 2010 and 2009 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses.

Nine Months Ended November 30, 2010 Compared to Nine Months Ended November 30, 2009
The Company reported net sales of $21.2 million for the first nine months of fiscal 2011, an increase of $2.1 million or 11% from net sales of $19.1 million in the same period last year. Most of the increase was due to increased sales of mid-range telescopes due to increased supply availability in the first nine months of fiscal 2011 compared to the previous year, increased sales of low-end telescopes due to the timing of shipments compared to the same period last year, and increased sales of weather stations due to introduction of new products in fourth quarter of last fiscal year. Sales of high-end telescopes were marginally higher due to increased supply and sales promotions. This increase was partially offset by reductions in sales of the Company’s sports optics products such as spotting scopes and binoculars due to lower demand. Approximately 27% and 26% of the Company’s net sales during each of the nine month periods ended November 30, 2010 and 2009, respectively, were from two customers.
The gross profit margin during the first nine months of fiscal 2011 was 19% of net sales, compared with 20% of net sales in the prior year. This reduction in gross margin was driven primarily by a reduction in the Company’s average selling price due to increased competition, sales promotions and inventory reduction efforts.
Total selling expenses and selling expenses as a percentage of net sales for the first nine months of fiscal 2011 were $1.9 million, and 9% of net sales compared to $2.0 million and 10% of net sales during prior year’s comparable nine month period, due to changes in product mix and reduced discretionary spending such as advertising.
General and administrative expenses for the first nine months of fiscal 2011 were $3.1 million, a decrease of $1.0 million or 24% compared to $4.1 million in the prior year. Most of the decrease was due to lower stock compensation expense, reductions in headcount, lower professional fees and insurance costs and reductions in certain non-recurring expenses such as legal fees.
Research and development expenses for the first nine months of fiscal 2011 were unchanged at $0.6 million, compared to the prior year, due to the Company’s continued but measured focus on new product development and enhancement activities.
The Company earned interest income of approximately $2 thousand during the nine months ended November 30, 2010, compared to $34 thousand during the nine months ended November 30, 2009. The primary reason for this decrease is a lower average monthly account balance and a lower interest rate compared to the nine months ended November 30, 2009.
The Company did not record any income tax provision or benefit during the nine months ended November 30, 2010 and recorded a minimal provision in the prior year due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses.
Seasonality
The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins, working capital requirements and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development activities and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the second and third quarter of the Company’s fiscal year primarily due to the higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. The Company continues to experience significant sales to mass merchandisers. Accordingly, the Company’s net sales, working capital requirements and results from operations are expected to be higher in its second and third quarters than in the first and fourth quarters of its fiscal year.

Liquidity and Capital Resources
At November 30, 2010, the Company had cash and cash equivalents of $2.2 million, as compared to $5.1 million at February 28, 2010, a decrease of $2.9 million predominantly due to the Company’s loss from operations and fluctuations in working capital.
While the Company’s operations are not as seasonal as they were historically, the Company still experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease during the fourth quarter.
Net cash used in operating activities was $2.8 million during the nine months ended November 30, 2010 compared to $3.1 million during the nine months ended November 30, 2009 — a decrease of $0.3 million or 10% primarily due to the reduction of approximately $1.2 million in the Company’s net loss and a $0.7 million reduction in cash used for restructuring costs associated with officer severance and the lease termination fee associated with the relocation of the Company’s corporate headquarters in February 2009, partially offset by an increase in accounts receivable of $1.0 million due to the timing of net sales.
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $5.5 million as of November 30, 2010. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
Capital expenditures, aggregated $46 thousand and $68 thousand for the nine months ended November 30, 2010 and 2009, respectively. The Company had no material capital expenditure commitments at November 30, 2010.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in the remainder of fiscal 2011 and beyond.

New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement became effective for our first quarter ended November 30, 2010. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.
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
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended November 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEADE INSTRUMENTS CORP.
Dated: January 10, 2011	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer