Form 10-K
period 2011-02-28
MEADE INSTRUMENTS CORP
filed 2011-05-31
CIK 1032067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 28, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Non-accelerated filer ☐	Large Accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was approximately $3.7 million as of August 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of May 27, 2011, there were 1,167,267 outstanding shares of the Registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 21, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
Meade Instruments Corp., a Delaware corporation, (“Meade” or the “Company”) is a consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, and other consumer products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer products marketplace. The Company’s brands, which include Meade® and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the LX200® series of telescopes that combine the state-of-the-art LX200 with the precision of Advanced Coma Free (“ACF”) optics; the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope; LS™, the newest additions to Meade’s line of fully computerized telescopes using “Lightswitch” technology, which provides a revolutionary self-alignment routine, allowing users with no astronomy experience to enjoy a multi-media guided-tour of the night sky; the new LT series, which is our value platform, using the same high-quality mechanics of the LS™, but with Meade’s more traditional computer control; and the Deep Sky Imager™ (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, help sustain the Meade brand as a brand known for innovation in amateur astronomy and other consumer products.
The Company continues to offer numerous telescope and binocular models as well as hundreds of accessory products for amateur astronomy and sporting goods consumers. The Company’s telescopes range in aperture from 40mm to 20 inches and in retail price from less than $50 to approximately $35,000. The Company offers several families of binoculars at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer, a naturalist or someone just looking for a good pair of binoculars, Meade offers a complete range of quality products to satisfy the consumer optics buyer.
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
The Company has consistently emphasized a business plan that concentrates on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $0.8 million on research and development during each of the fiscal years ended February 28, 2011 and 2010. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products, other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies.
The Company manufactures a complete line of advanced astronomical telescopes. Parts and components for the advanced telescopes are manufactured and assembled in the Company’s Mexico facility. Many of the Company’s less-expensive telescopes and its binoculars, as well as certain component parts for its small to midrange telescopes, are manufactured under our proprietary designs by manufacturers located in Asia.
The Company complements its efforts in new product development with a targeted marketing plan. The Company’s marketing plan includes website, print advertising in astronomy, outdoor related magazines and, at times, in general consumer magazines, as well as jointly developed advertising campaigns with many of the Company’s key retail partners, and point-of-sale marketing displays.
In the United States and Canada, the Company distributes its products through a network of more than 300 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in more than 5,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In December 2009, the Company began distributing weather stations and timing devices. Meade also sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. These foreign distributors include the Company’s former European distribution operations (“Meade Europe”). Including products sold to Meade Europe, net sales to customers outside North America were $6.7 million and $5.5 million for the years ended February 28, 2011 and February 28, 2010 representing approximately 25% and 23% of the Company’s net sales, respectively. The Company intends to continue to pursue an integrated strategy of product line expansion, targeted marketing, and expansion of the Company’s domestic and international distribution networks.

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
The advanced astronomical telescope market is characterized by frequent technological developments, including the introduction of innovative optical designs and computer-aided features. Serious amateur astronomers demand that the optical, electronic and mechanical performance of the telescopes and accessories they purchase be of very high quality. These advanced telescopes continue to drive the technological advances specifically in the telescope industry and generally in the consumer optics industry.
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
The binocular market is typically characterized less by technological developments than by styling, features, quality and price. The principal features generally considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image—either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. A binoculars’ field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini-binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under ten dollars to several thousand dollars. The Company’s binoculars offered under the Meade brand name, as well as under various private label names, generally sell for between $10 and $300 at retail.
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
Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series ACF and Schmidt-Cassegrain telescopes. The LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the state-of-the-art LX200 lines. The LX200 telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200 telescopes feature the Company’s proprietary ACF optics, a Global Positioning System (“GPS”) receiver for telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The Company’s LXD75 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. The Company also has sophisticated, dedicated solar viewing telescopes in its Coronado® telescope line. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. Advanced astronomical telescopes collectively represented approximately 5% of telescope units shipped and approximately 25% and 27% of the Company’s net sales for the years ended February 28, 2011 and February 28, 2010, respectively.

Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. Meade’s revolutionary LS “Lightswitch” series of telecopes use advanced technologies like GPS, LNT and ECLIPS CCD imaging, and automatically aligns itself with ultimate tracking and pointing accuracy. Also, the LT-6 is a fully featured computer controlled 6” ideal telescope for any astronomer who demands superior optics, mechanics and computer controlled in a compact, high performance package. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. The Company also has a solar viewing telescope in its entry-level offerings, the Coronado Personal Solar Telescope (“PST”). The PST is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The PST uses a filtering technology similar to that which goes into a SolarMax telescope but with unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 95% of the Company’s telescope units shipped and approximately 49% of the Company’s net sales for each of the years ended February 28, 2011 and February 28, 2010, respectively.
Binoculars. The Company sells a complete line of consumer binoculars through its domestic distribution network under the Meade brand name. The binoculars sold by the Company are purchased from manufacturers outside the United States. Binocular sales in each of the years ended February 28, 2011 and February 28, 2010 represented approximately 1% and 2% of the Company’s net sales during those fiscal years, respectively.
Weather Stations and Digital Clocks. The Company sells a complete line of consumer digital weather and time products from simple desktop units to full featured semi-professional weather stations through its domestic distribution network under the Meade brand name. These products sold by the Company are purchased from manufacturers outside the United States. Weather stations and digital clock sales in each of the years ended February 28, 2011 and February 28, 2010 represented approximately 4% and 1% of the Company’s net sales during those fiscal years, respectively.
Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides to software that enhances the consumer’s telescope experience. The Coronado brand adds several high-end H-alpha etalon filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 15% and 18% of the Company’s net sales for the years ended February 28, 2011 and February 28, 2010, respectively. Other optical products accounted for approximately 7% and 3% of the Company’s net sales for the years ended February 28, 2011 and February 28, 2010, respectively.

Operations
Supply Chain Management. Management of the supply chain is critical to complete and on-time delivery of the Company’s products to its customers. The Company works closely with factories primarily in China to develop proprietary product designs for many of its products which are purchased from Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. The Company also utilizes its facility in Tijuana, Mexico, for its more advanced telescopes. This facility employs over 125 people (which varies based upon product sales levels and seasonal demand) engaged in the manufacture and assembly of telescopes, electronic sub-assemblies, and accessory products, as well as certain general and administrative functions.
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
The Company’s telescope products are regularly advertised in major domestic and international telescope and astronomy-related magazines with comprehensive, full color, technically informative advertisements which present a consistent message of innovation and quality about the Company and its products. The Company also focuses advertising dollars on point-of-sale promotions and displays in partnership with its retail customers to jointly market the Company’s products to the end consumer.
Throughout fiscal 2011, the Company sold its products to mail order dealers, to distributors, and to more than 300 specialty retailers and mass merchandisers that offer the Company’s products in more than 5,000 retail store outlets. During the fiscal year ended 2011, one customer accounted for approximately 15% of the Company’s net sales. The Company’s ten largest customers, in the aggregate, accounted for approximately 60% and 56% of the Company’s net sales for the years ended February 28, 2011 and February 28, 2010, respectively. The loss of any significant portion of the sales made to any significant customer could adversely affect the results of operations of the Company to the extent the Company is not able to replace any such lost sales with increased sales to existing or new customers.

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
Broad Line of Products. The Company offers numerous different telescopes, spotting scope and binocular models with several different optical configurations, as well as hundreds of accessory products for the consumer optics and sports optics buyers. The Company’s telescopes range in aperture from 40mm to 20 inches, and in retail price from less than $50 to approximately $35,000. The Company offers several families of binoculars (including digital camera binoculars) under its several brand names at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer or someone just looking for a good binocular, Meade offers a wide range of quality products to satisfy the consumer optics buyer.
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
Broad Distribution Network. The Company’s sales force works closely with specialty retailers, distributors and mass merchandisers on product quality, technical knowledge and customer service. Meade has its own graphic arts department which works directly with the Company’s various types of customers (specialty retailers, distributors and mass merchandisers) to produce print advertising, hang-tags for displays within retail outlets and other point-of-sale support. This capability provides the Company’s customers with a comprehensive marketing program to assist in their sales efforts.
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
Employees
As of February 28, 2011, the Company had approximately 155 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.
Executive Officers of the Registrant
Set forth below are the names, ages, titles and present and past positions of the persons who are the Company’s executive officers:

Name	Age	Position
Steven G. Murdock	59	Chief Executive Officer, Director
John A. Elwood	40	Senior Vice President—Finance and Administration, Chief Financial Officer
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
The Company maintains a credit facility agreements with First Capital (the “Agreements”). The Agreements primarily consists of a factoring arrangement for all of the Company’s accounts receivable and includes a smaller credit line component using the Company’s inventory as collateral. While the Agreements do not contain explicit financial covenants, the Agreement provides First Capital with significant latitude in restricting, reducing, or withdrawing our lines of credit at its sole discretion.
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
The current credit agreement with First Capital expires in January 2012. Management is currently working on obtaining a new agreement.
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
Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Steven G. Murdock, our Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, historical layoffs and potential future workforce reductions could have a negative impact on employee recruiting and retention.
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
During fiscal 2011 and 2010, net sales to our ten largest customers accounted for approximately 60% and 56%, of total net sales, respectively. During fiscal 2011 and 2010, our top two customers accounted for approximately 22% and 18% of net sales, respectively. Although we have long-term relationships with many of our customers, those customers do not have contractual obligations to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in a loss of customers or the loss of our ability to collect accounts receivable from major customers in excess of amounts that we have insured. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be significantly harmed.
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
Nearly all of our products are now manufactured in foreign countries—primarily Mexico and China. We also sell our products in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. In addition, there has been a significant increase in violence in Mexico due to the Mexican government’s attempts to stop the illegal drug trade. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.
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
We may need to raise additional funds to maintain sufficient working capital, support expansion, develop new technologies, respond to competitive pressures, or take advantage of unanticipated opportunities. If required, we will seek to raise additional funds through public or private debt or equity financing, strategic relationships or other arrangements. However, there can be no assurance that such financing will be available on acceptable terms, if at all, and such financing, if obtained, would be dilutive to our stockholders.
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
During fiscal 2008, the Company renewed a lease for a 161,000 square foot manufacturing, distribution and corporate facility located in Irvine, California. This facility lease had an expiration date of September 30, 2012. Due to the restructuring and relocation of manufacturing operations, the Company terminated this lease as of February 28, 2009 and paid early lease termination fees. The Company then entered into a new lease. The Company leases a building in Irvine, California which is approximately 25,000 square feet and serves as its corporate office and U.S. distribution center. The minimum lease payments on this building are approximately $0.3 million per year and the lease expires in February 2014.
The Company also leases a building in Tijuana, Mexico which is approximately 50,000 square feet and serves primarily as its manufacturing and assembly operations for certain of the company’s products or components thereof. The minimum lease payments on this building are approximately $0.3 million per year and the lease expires in December 2012.
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
Since June 15, 2009, the Company’s common stock has been listed on the Nasdaq Capital Market under the symbol “MEAD”. Previously, the Company’s common stock was listed on the Nasdaq Global Market. The high and low sales prices on a per share basis for the Company’s common stock during each quarterly period for the fiscal years ended February 28, 2011 and February 28, 2010 were:

Year Ended February 28, 2011	High	Low
Fourth quarter	$4.32	$3.34
Third quarter	$3.50	$3.02
Second quarter	$3.48	$3.13
First quarter	$4.13	$3.71

Year Ended February 28, 2010	High	Low
Fourth quarter	$3.75	$2.50
Third quarter	$6.70	$2.45
Second quarter	$6.98	$3.00
First quarter	$5.40	$2.60
The reported closing sales price of the Company’s common stock on the Nasdaq Capital Market on May 18, 2011 was $3.85. As of May 18, 2011, there were 25 holders of record of the Company’s common stock.
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
Overview of the Company and Recent Developments
Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled in our Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and U.S. distribution facility; our Mexico facility contains our manufacturing, assembly, repair, packaging, research and development, and other general and administrative operations. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.

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

Income taxes
In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that as of February 28, 2010 there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the fiscal year ended February 28, 2011, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
As of February 28, 2011 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.0 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At February 28, 2011, there were no accrued interest and penalties related to uncertain tax positions.
The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico. This income tax expense is offset by a benefit recorded for refundable federal tax credits.
The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Year Ended February 28,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	77.5	78.9

Gross profit	22.5	21.1
Operating expenses:
Selling	9.3	11.2
General and administrative	15.9	22.5
Research and development	3.0	3.4

Loss from operations	(5.7)	(16.0)
Interest income, net	—	(0.2)

Loss before income taxes	(5.7)	(15.8)
Provision for income taxes	0.3	0.2

Net loss	(5.4)%	(16.0)%

The following table summarizes our net sales by product category:

	Year Ended February 28,
	2011	2010
Telescopes & related products	$23.3	$21.9
Weather Stations	1.0	0.3
Binoculars	0.2	0.4
Other	1.8	0.7

Net sales	$26.3	$23.3

Fiscal 2011 Compared to Fiscal 2010
The Company reported net sales of $26.3 million in fiscal 2011, an increase of $3.0 million or 13% from net sales of $23.3 million in fiscal 2010. The increase in sales was generally due to increased sales of the Company’s telescope products, as well as increases in sales of other optical products and weather stations and timing devices, offset partially by reductions in sales of accessories and sports optics products (including binoculars). Sales of high-end telescopes were higher primarily due to increased demand attributed to product enhancements, sales promotions and improved order fulfillment. Most of the increase in mid-range products was due to increased availability of newly introduced products and reduced returns due to improvements in quality. Sales of low-end telescopes were mainly higher due to increased demand attributable to the products being featured at the respective retailers for a longer period than in the prior year. Sales of other optical products were higher due to increased demand, while sales of weather stations and timing devices increased in fiscal 2011 due to the products having only been introduced in the fourth quarter of fiscal 2010. The lower sales for accessory products and the Company’s sports optics products such as spotting scopes and binoculars were due to lower demand. Management believes that as the Company introduces new and innovative products into the telescope market that demand for some of the Company’s products may be stimulated. Management also believes that demand for the Company’s less-expensive telescope and binocular products can be enhanced with new product introductions, targeted marketing and competitive pricing. Approximately 15% and 10% of the Company’s net sales during each of the fiscal years ended February 28, 2011 and 2010, respectively, were from one customer.
The gross profit margin during fiscal 2011 increased to 23% of net sales, compared with 21% of net sales in fiscal 2010. This improvement in the gross profit margin was driven by (1) a favorable change in product mix, (2) improved operating efficiency at the Company’s manufacturing facility in Mexico (higher fixed cost absorption) and (3) reduced returns and credits. However, these improvements in gross margin were partially offset by reductions in the Company’s average selling price for certain of its products which was attributable to increased competition, sales promotions and inventory reduction efforts. In addition, gross margin was negatively impacted by higher labor costs attributable to increased production, new product enhancements, new product introductions and increased warranty claims. Gross margin was also marginally negatively affected by unfavorable exchange rate fluctuations of the US Dollar relative to the Mexican Peso. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos.

Selling expenses decreased from $2.6 million (11% of net sales) in fiscal 2010 to $2.4 million (9% of net sales) in fiscal 2011. This decrease was attributable to fluctuations in product mix, reductions in headcount and reduced discretionary spending such as advertising.
General and administrative expenses for fiscal 2011 were $4.2 million (16% of net sales), a decrease of $1.0 million or 19% compared to $5.2 million (22% of net sales) in fiscal 2010. Most of the decrease in general and administrative expenses was due to lower stock compensation expense, reductions in headcount, reductions in professional fees and insurance premiums and reductions in certain non-recurring expenses of fiscal 2010 such as the legal fees in connection with the Company’s reverse stock-split.
Research and development expenses for fiscal 2011 and 2010 were unchanged at $0.8 million, due to the Company’s continued but measured focus on new product development and enhancement activities.
The Company earned interest income in fiscal 2011 and 2010, due to the continued cash balance the Company maintains. The reduction in interest income from $42 thousand in fiscal 2010 to $3 thousand in fiscal 2011 was due to changes in the administration of fees associated with the Company’s bank accounts. In fiscal 2011, reductions in fees were provided in lieu of interest income; whereas more interest income was paid and more fees were charged to the Company in fiscal 2010.
Liquidity and Capital Resources
The Company had cash and cash equivalents of $5.1 million at February 28, 2011 and 2010, as the Company was able to maintain its cash position due primarily to improved results from operations.
Net cash provided by operating activities was $0.1 million in fiscal 2011, compared to net cash used by operating activities of $1.5 million during the fiscal year ended February 28, 2010, a decrease of $1.6 million or 106% in net cash used by operating activities. This improvement was attributable primarily to the reduction of approximately $2.3 million in the Company’s net loss; however, approximately $0.8 million of the reduction in the Company’s net loss was attributable to decreases in net non-cash charges, such as depreciation and stock-based compensation. Therefore, only approximately $1.5 million of the reduction in the Company’s net loss benefited net cash provided by operations. A net reduction of approximately $1.0 million in restructuring costs paid in early fiscal 2010, was offset by the net changes in assets and liabilities (excluding restructuring costs) totaling $1.1 million which was due primarily to an increase in accounts receivable that was attributable to the timing of shipments at the end of fiscal 2011.
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to over $2.1 million as of February 28, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
The Company currently anticipates that cash on hand and funds generated from operations will be sufficient to meet the Company’s anticipated cash requirements for fiscal 2012.

Capital expenditures, including financed purchases of equipment, aggregated $0.1 million for each of the years ended February 28, 2011 and 2010. The Company had no material capital expenditure commitments at February 28, 2011.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2012 and beyond.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Since the new codifications did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the provisions of the Accounting Standards Codification (“ASC”).
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
The information required by this item appears beginning on page F-1 of this Report, and an index thereto is included in Part IV, Item 15 of this Report.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that as of February 28, 2011, our internal control over financial reporting is effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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

Item 14.	Principal Accounting Fees and Services
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of Meade Instruments Corp.
We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 28, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MOSS ADAMS LLP
Irvine, CA
May 31, 2011

MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	February 28,
	2011	2010
ASSETS

Current assets:
Cash	$5,076	$5,055
Accounts receivable, less allowance for doubtful accounts of $408 in 2011 and $416 in 2010	2,784	2,183
Inventories	6,038	7,494
Prepaid expenses and other current assets	245	273

Total current assets	14,143	15,005
Property and equipment, net	257	496
Intangible assets, net	875	1,046
Other assets, net	109	109

	$15,384	$16,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,704	$1,711
Accrued liabilities	2,149	2,324

Total current liabilities	3,853	4,035
Deferred rent	24	16

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at February 28, 2011 and February 28, 2010	12	12
Additional paid-in capital	52,572	52,249
Accumulated deficit	(41,077)	(39,656)

Total stockholders’ equity	11,507	12,605

	$15,384	$16,656

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended February 28,
	2011	2010

Net sales	$26,340	$23,345
Cost of sales	20,406	18,412

Gross profit	5,934	4,933
Selling	2,457	2,603
General and administrative	4,199	5,243
Research and development	778	801

Operating loss	(1,500)	(3,714)
Interest income	(3)	(42)

Loss before income taxes	(1,497)	(3,672)
Income tax (benefit) expense	(76)	43

Net loss	$(1,421)	$(3,715)

Net loss per share—basic and diluted	$(1.22)	$(3.18)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 28, 2009 (as adjusted)	1,167	$12	$51,463	$(35,941)	$15,534
Stock-based compensation	—	—	786	—	786
Net loss	—	—	—	(3,715)	(3,715)

BALANCE AT FEBRUARY 28, 2010	1,167	12	52,249	(39,656)	12,605
Stock-based compensation	—	—	323	—	323
Net loss	—	—	—	(1,421)	(1,421)

BALANCE AT February 28, 2011	1,167	$12	$52,572	$(41,077)	$11,507

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,421)	$(3,715)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	477	634
Bad debt expense	(8)	(114)
Stock-based compensation	323	786
Deferred rent amortization	8	16
Gain on disposal of fixed assets	—	(13)
Changes in assets and liabilities:
Accounts receivable	(593)	419
Inventories	1,456	1,397
Prepaid expenses and other current assets	28	280
Accounts payable	(7)	9
Accrued lease termination fees	—	(700)
Accrued liabilities	(175)	(468)

Net cash provided by (used in) operating activities	88	(1,469)

Cash flows from investing activities:
Capital expenditures	(67)	(79)
Reduction in restricted cash	—	700
Proceeds from sale of fixed assets	—	13

Net cash (used in) provided by investing activities	(67)	634

Cash flows from financing activities	—	—

Net increase (decrease) in cash	21	(835)

Cash at beginning of year	5,055	5,890

Cash at end of year	$5,076	$5,055

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$6	$43
See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Operations
Meade Instruments Corp. (the “Company”) is engaged in the design, manufacture, marketing and sale of consumer products, primarily telescopes, telescope accessories and binoculars. The Company designs its products in-house or with the assistance of external consultants. Most of the entry level products are manufactured overseas by contract manufacturers in Asia, while the high-end telescopes are manufactured and assembled at the Company’s Mexico facility. Sales of the Company’s products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. The Company currently operates out of two primary locations: Irvine, California and Tijuana, Mexico. The California facility serves as the Company’s corporate headquarters, research and development facility and U.S. distribution center; the Mexico facility contains the Company’s manufacturing, assembly, repair, packaging and other general and administrative functions. The Company’s business is highly seasonal and the financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.
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
2. Liquidity
The Company had cash and cash equivalents of $5.1 million at February 28, 2011. The Company funded its operations with internally generated cash flows and did not draw any funds against its secured credit facility during fiscal 2011 or fiscal 2010. The Company currently anticipates that cash on hand and funds generated from operations will be sufficient to meet the Company’s anticipated cash requirements for fiscal 2012.
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
Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Since the new codifications did not change GAAP, there was no change to our consolidated financial statements other than to update all references to GAAP to be in conformity with the Codification.
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
Intangible assets
The Company accounts for acquisition-related intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805-10, Business Combinations, and ASC No. 350-20, Goodwill and Other Intangible Assets. A portion of the remaining difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the balance sheet as acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization range from seven to fifteen years depending on the nature of the assets acquired. The carrying value of acquisition-related intangible assets, including the related amortization period, is evaluated in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount exceeds the fair value, which is determined based upon estimated discounted future cash flows based upon our estimated cost of capital, an impairment loss is reflected in loss from operations. Such estimates are subject to change and we may be required to recognize an impairment loss in the future.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes
In accordance with ASC 740, Accounting for Income Taxes, in fiscal 2010, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the fiscal year ended February 28, 2011, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At February 28, 2011, there were no accrued interest and penalties related to uncertain tax positions.
The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico. This income tax expense is offset by a benefit recorded for refundable federal tax credits.
The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Shipping and handling costs
The Company records shipping and handling costs in selling expenses. For the years ended February 28, 2011 and February 28, 2010, the Company incurred shipping and handling costs of $0.7 million and $0.8 million, respectively.
Advertising
The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 28, 2011 and February 28, 2010, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $0.3 million and $0.4 million, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.
Research and development
Expenditures for research and development costs are charged to expense as incurred.
Loss per share
For each of the years ended February 28, 2011 and February 28, 2010, the Company incurred a net loss. Other than stock options, the Company has no dilutive securities. Therefore, there is no difference between the number of shares used in the calculation of basic and diluted earnings per share with respect to the net losses reported.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of common stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of common stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options which are included under the treasury stock method. For fiscal years ended 2011 and 2010, options to purchase 77,363 and 77,838 shares of common stock, respectively, were also excluded from diluted weighted average shares of common stock, as the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.
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
The Company generated approximately 22% and 18% of its revenue from its top two customers during the fiscal years ended February 28, 2011 and February 28, 2010, respectively. These customers did not have any amounts due to the Company at February 28, 2011 or February 28, 2010.
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
Product warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado products have limited five-year warranties. Included in the warranty accrual as of February 28, 2011, is $0.5 million and as of February 28, 2010, $0.6 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	February 28,
	2011	2010
	(In thousands)
Beginning balance	$883	$985
Warranty accrual	46	130
Labor and material usage	(119)	(232)

Ending balance	$810	$883

Stock-based compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC No. 718-10, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC No. 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2011 and 2010, were approximately $0.3 million and $0.8 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
4. Bank and other debt
The Company maintains agreements with FCC, LLC, d/b/a First Capital, and its subsidiary for a $10 million credit facility.
The facility consists of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility was initially set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also contains unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions. No amount was outstanding under this facility at February 28, 2011 and 2010.
While the agreements with First Capital do not contain explicit financial covenants, the agreements provide First Capital with significant latitude in restricting, reducing, or withdrawing the Company’s lines of credit at its sole discretion. If First Capital restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company may be required to pursue additional sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms. The facility with First Capital expires in January 2012. The Company can not assure that additional sources of capital will be available on reasonable terms, if at all. The Company’s inability to maintain a sufficient credit facility could have a material adverse effect on its business, results of operations and financial condition.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Intangible Assets
Intangible assets were a result of an acquisition that occurred on December 1, 2004 and included the following assets:

		February 28, 2011			February 28, 2010
	Amortization	Gross			Gross
	Periods	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)
Trademarks	7-15	$424	$(326)	$98	$424	$(290)	$134
Completed technologies	12	1,620	(843)	777	1,620	(708)	912

Total		$2,044	$(1,169)	$875	$2,044	$(998)	$1,046

The changes in the carrying amount of acquisition-related intangible assets for the years ended February 28, 2011 and 2010, respectively, are as follows:

Amortizing
intangible assets
(In thousands)
Balance, net, February 28, 2009	$1,217
Amortization	(171)

Balance, net, February 28, 2010	$1,046
Amortization	(171)

Balance, net, February 28, 2011	$875

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2012	$171
2013	171
2014	162
2015	135
2016	135
Thereafter	101

Total	$875

6. Commitments and Contingencies
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
The Company’s lease for an assembly facility in Tijuana, Mexico was scheduled to expire in 2010 with two, five-year options remaining. Additionally, the Company maintained a lease for a second facility in Tijuana, Mexico to house its relocated telescope production. In May 2009, the Company entered into a lease modification with the lessor of these two facilities, renewing the lease for the second facility for three more years, expiring on December 31, 2012, and accelerating the termination of the lease on the Company’s initial Tijuana, Mexico facility to June 15, 2009.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate future minimum commitments under noncancellable leases at February 28, 2011 that have remaining terms in excess of one year are as follows:

Fiscal Year	(In thousands)
2012	$582
2013	545
2014	287

$1,414

For each of the fiscal years ended February 28, 2011 and February 28, 2010, the Company incurred rent expense of $0.6 million.
Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
7. Income Taxes
Pretax loss is as follows:

	Year Ended February 28,
	2011	2010
	(In thousands)
Domestic	$(1,586)	$(3,933)
Foreign	89	261

	$(1,497)	$(3,672)

Significant components of the (benefit) provision for income taxes on continuing operations are as follows:

	Year Ended February 28,
	2011	2010
	(In thousands)
Current:
Federal	$(31)	$—
State	(98)	18
Foreign	53	25

	(76)	43

Deferred:
Federal	(692)	(737)
State	(102)	(130)
Foreign	—	—
Deferred tax asset valuation allowance	794	867

	—	—

	$(76)	$43

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes on continuing operations differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Year Ended February 28,
	2011	2010
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.3	(0.5)
Foreign tax	(3.5)	(0.7)
Research and development credits	1.1	0.8
Stock compensation expense	—	(14.0)
Permanent differences	(0.1)	2.3
Adjustment to prior year deferred taxes	12.6	—
Valuation allowance	(53.0)	(23.4)
Changes in uncertain tax positions	7.1	—
Benefit for Federal research and development credits monetized	2.1	—
Other	0.5	0.3

	5.1%	(1.2)%

The deferred tax assets and liabilities were comprised of the following:

	February 28,
	2011	2010
	(In thousands)
Sales returns	$1,152	$946
Inventory and accounts receivable	1,353	1,564
Accrued liabilities	155	163
Intangibles	559	638
Credits	5,123	5,161
Fixed assets	697	850
Stock-based compensation	371	247
Other	11	11
Net operating losses	21,155	20,257

Total deferred tax assets	30,576	29,837
Less valuation allowance	(30,576)	(29,837)

	$—	$—

The change in valuation allowance for the years ended February 28, 2011 and February 28, 2010 was $0.8 million and $(0.2) million, respectively, to recognize the uncertainty of realizing the benefits of the Company’s deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.
As of February 28, 2011, the Company has approximately $53.8 million and $51.8 million of net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carryforwards will begin to expire during the fiscal years ending February 28, 2023 and February 28, 2012, respectively. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3.8 million and $1.3 million, which begin to expire during the fiscal years ending February 28, 2014 and February 28, 2025, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.
Management does not believe the Company has experienced an ownership change within the meaning of Internal Revenue Code Section 382. Accordingly, management does not believe that the future utilization of the Company’s net operating loss and tax credit carryforwards will be limited by this provision, unless there is a future ownership change which generates such a limitation.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At February 28, 2011, there were no unrecognized tax benefits.
As of February 28, 2011 and as of February 28, 2010, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $0.0 million and $0.1 million, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2011 and as of February 28, 2010, accrued interest and penalties related to uncertain tax positions were $0.0 million and $0.1 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	February 28,
	2011	2010
Unrecognized tax benefit beginning balance	$0.1	$0.1
Additions based on tax positions related to the current year	—	—
Deductions based on tax positions related to the current year	—	—
Additions for tax positions of prior year	—	—
Deductions for tax positions of prior year	—	—
Deductions due to settlements with taxing authorities	(0.1)	—
Deductions due to expiration of statute of limitations	—	—

Unrecognized tax benefits ending balance	$—	$0.1

The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Business Segments, Geographic Data and Major Customers
The Company is a multinational consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other consumer products. The Company is organized and operates as one segment in one principal geographic location—North America. Product sales and geographic data is as follows:

	Year Ended February 28,
	2011	2010
	(In thousands)
Product sales:
Telescope and telescope accessories	$23,305	$21,910
Weather Stations	1,000	282
Binoculars	192	398
Other	1,843	755

	$26,340	$23,345

	Year Ended February 28,
	2011	2010
	(In thousands)
Geographic data—product sales:
North America	$19,647	$17,877
Europe	4,140	3,425
Other foreign/export	2,553	2,043

	$26,340	$23,345

The Company generated approximately 22% and 18% of its revenue from its top two customers during the fiscal years ended February 28, 2011 and February 28, 2010, respectively. These customers did not have any amounts due to the Company at February 28, 2011 or February 28, 2010.
9. Income (Loss) Per Share
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
The total number of options and restricted shares outstanding were as follows:

	February 28,
	2011	2010
	(In thousands)
Stock options outstanding	78	78
Restricted shares outstanding	—	—

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding follows:

	February 28,
	2011	2010
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	78	78
Potential shares of common stock excluded from the calculation of weighted average shares	—	—
Weighted average shares for the fiscal 2011 and 2010, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.
10. Stock Incentive Plan
The fair value of the Company’s stock options granted during the last two fiscal years was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended February 28,
	2011	2010
Expected life (years)(1)	5.8	3.8
Expected volatility(2)	166%	123%
Risk-free interest rate(3)	1.2%	1.9%
Expected dividends	None	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
As of February 28, 2011 and 2010, there was approximately $0.1 million and $0.4 million, respectively, of unrecognized compensation cost related to unvested stock options. The $0.1 million as of February 28, 2011 is expected to be recognized over a weighted-average period of approximately 2 years.
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
Option activity under these plans and agreement (the “Option Plans”) during fiscal years 2011 and 2010 was as follows:

		Weighted
		Average
	Option Shares	Exercise Price
Options outstanding at February 28, 2009	71	$62.60
Granted	63	4.40
Forfeited	(56)	82.00

Options outstanding at February 28, 2010	78	17.60
Granted	1	3.30
Forfeited	(1)	(100.00)

Options outstanding at February 29, 2011	78	$12.71

	At February 28, 2011
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	(In thousands)	Life	Price	(In thousands)	Price
$3.00 – $14.80	64	8.1 years	$4.40	63	$4.40
$15.00 – $50.00	8	2.1 years	$43.70	8	$42.80
$50.20 – $59.80	3	3.6 years	$55.90	3	$55.90
$60.00 – $79.80	2	3.2 years	$63.50	2	$63.50
$80.00 – $199.80	1	0.9 years	$109.60	1	$109.60

	78			77

The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the 1997 Plan range from $3.00 to $199.80 per share and are exercisable over periods ending no later than 2020.
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
11. Composition of Certain Balance Sheet Accounts
The composition of accounts receivables, net of reserves, is as follows:

	February 28,
	2011	2010
	(In thousands)
Due from factor	$3,405	$2,359
Accounts receivable, other	(621)	(176)

	$2,784	$2,183

The total due from factor at February 28, 2011, included approximately $2.3 million of invoices assigned on a recourse basis. Accordingly, the credit risk associated with the assigned invoices remained with the Company at February 28, 2011. As disclosed in footnote 4, the Company has a factoring agreement with FCC, LLC, d/b/a First Capital.
The composition of inventories, net of reserves, is as follows:

	February 28,
	2011	2010
	(In thousands)
Raw materials	$2,264	$2,957
Work in process	1,624	2,426
Finished goods	2,150	2,111

	$6,038	$7,494

The composition of property and equipment is as follows:

	February 28,
	2011	2010
	(In thousands)
Molds and dies	$7,357	$7,317
Machinery and equipment	4,482	4,455
Furniture and fixtures	251	256
Autos and trucks	199	199
Leasehold improvements	139	139

	12,428	12,366
Less accumulated depreciation and amortization	(12,171)	(11,870)

	$257	$496

For the fiscal years ended February 28, 2011 and February 28, 2010, the Company recorded depreciation expense of $0.3 million and $0.4 million, respectively.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The composition of accrued liabilities is as follows:

	February 28,
	2011	2010
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$708	$401
Warranty costs	810	883
Freight expenses	88	89
Advertising and marketing expenses	136	10
Professional fees	28	46
Customer deposits	161	386
Other	218	509

	$2,149	$2,324

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 31, 2011

MEADE INSTRUMENTS CORP.
By:	/s/ Steven G. Murdock
Steven G. Murdock
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Murdock Steven G. Murdock	Director, Chief Executive Officer (Principal Executive Officer)	May 31, 2011

/s/ John A. Elwood John A. Elwood	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2011

/s/ Timothy C. McQuay Timothy C. McQuay	Director and Chairman of the Board	May 31, 2011

/s/ Frederick H. Schneider, Jr. Frederick H. Schneider, Jr.	Director	May 31, 2011

/s/ Paul D. Sonkin Paul D. Sonkin	Director	May 31, 2011

/s/ Michael R. Haynes Michael R. Haynes	Director	May 31, 2011

II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance At
	Beginning of	Charged to Costs		Balance At End
Allowance for Doubtful Accounts	Period	and Expenses	Deductions(1)	of Period
Year ended February 28, 2011	$416	$31	$39	$408
Year ended February 28, 2010	$521	$36	$141	$416

	Balance At
	Beginning of	Charged to Costs		Balance At End
Reserves for Excess and Obsolete Inventories	Period	and Expenses	Deductions(2)	of Period
Year ended February 28, 2011	$2,583	$110	$543	$2,150
Year ended February 28, 2010	$3,413	$96	$926	$2,583

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

EXHIBIT INDEX

Incorporation
Exhibit		Description	Reference

3.1	†	Certificate of Incorporation of Meade Instruments Corp. (“Company”), as amended	(c)

3.4	†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(j)

3.5	†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(a)

3.7	†	Second Amended and Restated Bylaws of the Company	(x)

3.10	†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(hh)

4.1	†	Specimen Stock Certificate	(d)

4.5	†	Registration Rights Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(ll)

10.24	†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)

10.35	†	Form Indemnification Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43	†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(i)

10.56	†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(q)

10.58	†
Asset Purchase Agreement, dated as of October 20, 2004, by and between Coronado Technology Group, L.L.C., an Arizona limited liability company, together with Geraldine Hogan, David Lunt, Jordan Frazier, Andrew G. Lunt, and Nicholas J. Ilka on the one hand, and Meade Instruments Corp., a Delaware corporation and Coronado, Inc., a California corporation, on the other
(s)

10.59	†
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
(ee)

10.67	†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(ee)

Incorporation
Exhibit		Description	Reference

10.70	†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 2008 Stock Incentive Plan	(x)

10.71	†+
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
(yy)

10.118	†	Factoring and Inventory Advances Agreement dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(zz)

10.119	†	Loan and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(aaa)

10.120	†	Factoring and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC Factor Subsidiary, LLC	(bbb)

10.122	†	Lease Surrender and Termination Agreement dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

Incorporation
Exhibit		Description	Reference

10.123	†	Promissory Note dated as of February 10, 2009 by Meade Instruments Corp. in favor of The Irvine Company	(ddd)

10.124	†	Lease dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.126	†+	Nonqualified Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.127	†+	Stand-Alone Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.128	†+	Employment Agreement, dated as of April 3, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(ggg)

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1		Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

31.2		Sarbanes-Oxley Act Section 302 Certification by John A. Elwood

32.1		Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2		Sarbanes-Oxley Act Section 906 Certification by John A. Elwood

†	Previously filed with the Securities Exchange Commission as set forth in the following table:

+	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009.

(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.

(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.

(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.

(f)	Incorporated by reference to the Company’s Registration Statement on Form S-8 relating to the Company’s Employee Stock Ownership Plan, as filed with the Securities and Exchange Commission on April 16, 1999.

(g)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 8, 1999.

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 1999, as filed with the Securities and Exchange Commission on January 14, 2000.

(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.

(j)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.

(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(m)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-86818), relating to the Company’s Stock Incentive Plan, as amended, as filed with the Securities and Exchange Commission on April 24, 2002.

(n)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2002, as filed with the Securities and Exchange Commission on May 29, 2002.

(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.

(s)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004.

(t)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2004.

(x)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2009, as filed with the Securities and Exchange Commission on June 15, 2009.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010.

(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.

(dd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006.

(ee)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.

(hh)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.

(ll)	Incorporated by reference to Exhibit 10.99 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2007.

(tt)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008.

(vv)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2008.

(yy)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2009.

(zz)	Incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(aaa)	Incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(bbb)	Incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.

(ddd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2009.

(fff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 19, 2009.

(ggg)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 9, 2009.