Form 10-Q
period 2011-05-31
MEADE INSTRUMENTS CORP
filed 2011-07-15
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2011, there were 1,229,767 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
May 31, 2011

ITEM 1.	FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 31,	February 28,
	2011	2011
ASSETS

Current assets:
Cash	$3,974	$5,076
Accounts receivable, less allowance for doubtful accounts of $73 at May 31, 2011 and $408 at February 28, 2011	2,638	2,784
Inventories	6,509	6,038
Prepaid expenses and other current assets	464	245

Total current assets	13,585	14,143
Property and equipment, net	218	257
Acquisition-related intangible assets, net	832	875
Other assets, net	110	109

	$14,745	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,501	$1,704
Accrued liabilities	1,894	2,149

Total current liabilities	3,395	3,853
Deferred rent	24	24

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at May 31, 2011 and February 28, 2011	12	12
Additional paid-in capital	52,623	52,572
Accumulated deficit	(41,309)	(41,077)

Total stockholders’ equity	11,326	11,507

	$14,745	$15,384

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended
	May 31,
	2011	2010

Net sales	$4,173	$5,502
Cost of sales	2,804	4,368

Gross profit	1,369	1,134
Selling	459	553
General and administrative	944	1,236
Research and development	199	204

Operating loss	(233)	(859)
Interest income	(1)	(1)

Loss before income taxes	(232)	(858)
Income tax expense	—	—

Net loss	$(232)	$(858)

Net loss per share—basic and diluted	$(0.20)	$(0.74)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(232)	$(858)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	83	131
Bad debt expense	9	(3)
Stock-based compensation	51	129
Deferred rent amortization	—	2
Changes in assets and liabilities:
Accounts receivable	137	(1,136)
Inventories	(471)	792
Prepaid expenses and other current assets	(217)	(172)
Accounts payable	(203)	70
Accrued liabilities	(255)	(113)

Net cash used in operating activities	(1,098)	(1,158)

Cash flows from investing activities:
Capital expenditures	(4)	(6)

Net cash used in investing activities	(4)	(6)

Cash flows from financing activities	—	—

Net decrease in cash	(1,102)	(1,164)

Cash at beginning of period	5,076	5,055

Cash at end of period	$3,974	$3,891

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
In the opinion of the management of the Company, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.
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
B. Liquidity
At May 31, 2011 and 2010, the Company had cash and cash equivalents of $4.0 million and $3.9 million, respectively, as compared to $5.1 million at February 28, 2011 and 2010.
The Company typically experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
Net cash used in operating activities was approximately $1.1 million during the three months ended May 31, 2011 compared to $1.2 million during the three months ended May 31, 2010 — a decrease of $0.1 million or 5% primarily due to the reduction of approximately $0.6 million or 73% in the Company’s net loss, partially offset by an increase in inventories of $0.5 million and a decrease in accounts payable of approximately $0.2 million due to the timing of net sales and other working capital fluctuations.
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $2.4 million as of May 31, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
The initial term of the credit facility with First Capital ends in January 2012, after which sixty days prior notice shall be required for termination. In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of capital such as equity financings or a new debt agreement with other creditors. However, the Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.
C. Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended May 31, 2011 and 2010, were approximately $51 thousand and $129 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
The Company did not grant stock options during either of the three month periods ended May 31, 2011 and 2010. As of May 31, 2011, the Company had approximately $28 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 9 months.
D. Composition of Certain Balance Sheet Accounts
The composition of accounts receivable, net of reserves, is as follows:

	May 31,	February 28,
	2011	2011
	(In thousands)
Due from factor	$2,366	$3,405
Accounts receivable, other	272	(621)

	$2,638	$2,784

Substantially all of the credit risk associated with the assigned invoices remained with the Company as of May 31, 2011. Accounts receivable, other includes reserves for subsequent sales return and allowances for bad debt—including reserves associated with certain invoices assigned to the factor.
Approximately 14% of the Company’s net sales were from one customer during the three months ended May 31, 2011 and approximately 23% of the Company’s net sales were from another customer during the three months ended May 31, 2010. Included in accounts receivable at May 31, 2011 and 2010 were approximately $0.4 million and $1.0 million, respectively, due from these customers.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The composition of inventories is as follows:

	May 31,	February 28,
	2011	2011
	(In thousands)
Raw materials	$2,148	$2,264
Work-in-process	1,207	1,624
Finished goods	3,154	2,150

	$6,509	$6,038

Intangible assets were a result of an acquisition that occurred on December 1, 2004 and included the following assets:

	Amortization	May 31, 2011			February 28, 2011
	Periods	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
		(In thousands)
Trademarks	7-15	$424	$(335)	$89	$424	$(326)	$98
Completed technologies	12	1,620	(877)	743	1,620	(843)	777

Total		$2,044	$(1,212)	$832	$2,044	$(1,169)	$875

The changes in the carrying amount of acquisition-related intangible assets for the three months ended May 31, 2011, are as follows:

Amortizing
Intangible
Assets
(In thousands)
Balance, net, February 28, 2011	$875
Amortization	(43)

Balance, net, May 31, 2011	$832

Amortization of trademarks, and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2012	$128
2013	171
2014	162
2015	135
2016	135
Thereafter	101

Total	$832

The composition of property and equipment is as follows:

	May 31,	February 28,
	2011	2011
	(In thousands)
Molds and dies	$7,358	$7,357
Machinery and equipment	4,484	4,482
Furniture and fixtures	251	251
Autos and trucks	199	199
Leasehold improvements	139	139

	12,431	12,428
Less accumulated depreciation and amortization	(12,213)	(12,171)

	$218	$257

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Since certain of the Company’s machinery and equipment is old and fully depreciated, it is possible that certain of the Company’s machinery and equipment could require replacement in the near future.
E. Commitments and Contingencies
The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
F. Loss Per Share
Basic loss per share amounts excludes the dilutive effect of potential shares of common stock. Basic loss per share is based upon the weighted-average number of shares of common stock outstanding. Diluted loss per share is based upon the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method.
The total number of options and restricted shares outstanding were as follows:

	May 31,	February 28,
	2011	2011
	(In thousands)
Stock options outstanding	77	78
Restricted shares outstanding	—	—
A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding were as follows:

	Three Months Ended
	May 31,
	2011	2010
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	76	78
Potential shares of common stock excluded from the calculation of weighted average shares	1	—
Weighted average shares for the three month periods ended May 31, 2011 and 2010, respectively, exclude the aggregate dilutive effect of potential shares of common stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive.
G. Product Warranties
The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade® brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado® products have limited five-year warranties. Included in the warranty accrual as of May 31, 2011 and February 28, 2011, is $0.5 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended
	May 31,
	2011	2010
	(In thousands)
Beginning balance	$810	$883
Warranty accrual	43	62
Labor and material usage	(103)	(86)

Ending balance	$750	$859

H. Income Taxes
In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the period ended May 31, 2011, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
No provision for income taxes was recorded in either period presented due to the Company’s net loss.
The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Unrecognized Tax Benefits
The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At May 31, 2011 and February 28, 2011, there were no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At May 31, 2011 and February 28, 2011, there were no accrued interest and penalties related to uncertain tax positions.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
I. Subsequent Events
On June 29, 2011, the employment agreements between the Company and Steven Murdock, the Company’s Chief Executive Officer, and John Elwood, the Company’s Chief Financial Officer (collectively, the “Executive Officers”), were amended. These amendments contained the bonus targets for the Company’s fiscal year ending February 29, 2012, and are essentially identical, except the potential bonus amount for Mr. Murdock is higher than for Mr. Elwood.
Each Executive Officer is entitled to a cash bonus if certain targets are achieved. For the 2012 fiscal year, the Executive Officers will receive cash bonuses if the Company’s EBITDA for such fiscal year exceeds certain levels as provided in the table below.

EBITDA	Steven Murdock Bonus	John Elwood Bonus
> $112,000 < $224,000	$12,500	$8,500
> $224,000 < $336,000	$25,000	$17,000
> $336,000 < $448,000	$37,500	$25,500
> $448,000 < $560,000	$50,000	$34,000
> $560,000	$62,500	$42,500
For this purpose, EBITDA means the Company’s net income plus the provision for interest, income taxes and the amount of any non-cash expenses.
In addition, on June 29, 2011, each of the Executive Officers was granted a restricted stock award (an “Award”) pursuant to the Company’s form of Restricted Stock Agreement under the Company’s 2008 Stock Incentive Plan. The Awards to Mr. Murdock and Mr. Elwood were in the amounts of 37,500 shares of Common Stock and 25,000 shares of Common Stock, respectively. Each Award vests in ten equal installments with the first installment vesting on June 29, 2012 and the remainder vesting on each of the next nine consecutive anniversaries; provided, however, if the Company subsequently achieves net income for any fiscal year of the Company (but excluding the Company’s fiscal years 2019, 2020 and 2021), as shown on the Company’s audited consolidated financial statements for such fiscal year, the vesting of the Award shall accelerate such that the number of shares of the Award which are unvested at the end of such fiscal year shall vest in three substantially equal installments over the then next three consecutive anniversaries of the date of the Award.

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
We believe that the Company holds valuable brand names and intellectual property that provide us with a competitive advantage in the marketplace. The Meade® brand name is ubiquitous in the consumer telescope market, while the Coronado® brand name represents a unique niche in the area of solar astronomy.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 describes the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, include revenue recognition, estimates for allowances for doubtful accounts, inventories, property and equipment, intangible assets, accounting for income taxes, shipping and handling costs, advertising, research and development, loss per share, concentration of credit risk, fair value of financial instruments, use of estimates in preparation of consolidated financial statements, product warranties, and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually. Our management also internally discusses the adoption of new accounting policies or changes to existing policies at interim dates, as it deems necessary or appropriate.

New Accounting Pronouncements
From time to time, the Financial Accounting Standards Board or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.
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
Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010
The Company reported net sales of $4.2 million for the quarter ended May 31, 2011, a decrease of $1.3 million or 24% from net sales of $5.5 million in the same period in the prior year. This decrease was attributable to decreased sales of substantially all of the Company’s products compared to the prior year. The reduction in net sales of the Company’s high end and intermediate telescope products was attributable to higher sales of these products during the three months ended February 28, 2011 and three months ended May 31, 2010 due to improvements in production and the resulting reduction in backlog during those periods, which reduced net sales in subsequent periods as order fulfillment normalized. Net sales of mid-range telescopes were higher during the first quarter of the prior year due to improved supply associated with manufacturing and quality advancements, resulting in a decrease in sales of these products in subsequent periods, as the order backlog decreased and order fulfillment normalized. Sales of low-end telescopes were substantially lower due to the timing of shipments in the prior year and a shift in the Company’s product mix towards higher-end products. A reduction in sales of weather stations was attributed to lower demand for such products.
The gross profit margin during the first quarter ended May 31, 2011 was 33% of net sales compared with 21% in the same period last year. This improvement was driven by (1) a favorable change in product mix; (2) improved operating efficiency at the Company’s manufacturing facility in Mexico (higher fixed cost absorption); and (3) reduced returns and credits due to improvements in quality. However, these improvements in gross margin were partially offset by reductions in the Company’s average selling price for certain of its products which was attributable to increased competition, sales promotions and inventory reduction efforts. In addition, gross margin was negatively impacted by higher labor costs attributable to increased production, new product enhancements, new product introductions and increased warranty claims. Gross margin was also marginally negatively affected by unfavorable exchange rate fluctuations of the US Dollar relative to the Mexican Peso. Most of the Company’s employees at its manufacturing facility in Mexico, as well as certain other manufacturing costs, are paid in Mexican Pesos.
Selling expenses for the first quarter ended May 31, 2011 were $0.5 million or 11% of net sales compared to $0.6 million or 10% of net sales during the same quarter in the prior year, due to decreased net sales and the resulting decreased variable selling expenses, offset partially by increased discretionary selling expenses such as advertising and marketing expenses.
General and administrative expenses for the first quarter ended May 31, 2011 were $0.9 million or 23% of net sales, a decrease of $0.3 million or 24% compared to $1.2 million or 22% of net sales in the same quarter in the prior year. Most of the decrease in general and administrative expenses was due to reductions in headcount, lower professional fees and insurance costs due to the Company’s continued efforts to reduce its operating expenses.

Research and development expenses for the first quarter ended May 31, 2011 were relatively consistent at $0.2 million, equal with the same quarter in the prior year primarily due to the Company’s consistent, but measured, product development and product enhancement activities.
The Company earned a nominal amount of interest income during each of the three months ended May 31, 2011 and 2010.
The Company did not record any income tax provision or benefit during the three months ended May 31, 2011 and 2010 due to its loss from operations, level of net operating loss carry forwards and valuation allowances recorded against the related deferred tax assets due to the Company’s recurring historical losses.
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
Liquidity and Capital Resources
At May 31, 2011 and 2010, the Company had cash and cash equivalents of $4.0 million and $3.9 million, respectively, as compared to $5.1 million at February 28, 2011 and 2010.
The Company typically experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
Net cash used in operating activities was approximately $1.1 million during the three months ended May 31, 2011 compared to $1.2 million during the three months ended May 31, 2010 — a decrease of $0.1 million or 5% primarily due to the reduction of approximately $0.6 million or 73% in the Company’s net loss, partially offset by an increase in inventories of $0.5 million and an increase in accounts payable of approximately $0.2 million due to the timing of net sales and other working capital fluctuations.
The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $2.4 million as of May 31, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
The initial term of the credit facility with First Capital ends in January 2012, after which sixty days prior notice shall be required for termination. In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors. However, the Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.

The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.
Capital expenditures were approximately $4 thousand and $6 thousand for the three months ended May 31, 2011 and 2010, respectively. The Company had no material capital expenditure commitments at May 31, 2011. However, certain of the Company’s machinery and equipment is old and fully depreciated. It is possible that certain of the Company’s machinery and equipment could require replacement in the near future.
Inflation
The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in the remainder of fiscal 2012 and beyond.
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
Evaluation of Disclosure Controls and Procedures.
The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended May 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEADE INSTRUMENTS CORP.
Dated: July 15, 2011	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer