Form 10-Q
period 2011-08-31
MEADE INSTRUMENTS CORP
filed 2011-10-14
CIK 1032067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of October 13, 2011, there were 1,229,767 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
August 31, 2011

ITEM 1. FINANCIAL STATEMENTS.
MEADE INSTRUMENTS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	August 31,	February 28,
	2011	2011
ASSETS

Current assets:
Cash	$2,616	$5,076
Accounts receivable, less allowance for doubtful accounts of $64 at August 31, 2011 and $408 at February 28, 2011	4,013	2,784
Inventories	7,014	6,038
Prepaid expenses and other current assets	281	245

Total current assets	13,924	14,143
Property and equipment, net	193	257
Acquisition-related intangible assets, net	790	875
Other assets, net	107	109

	$15,014	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,104	$1,704
Accrued liabilities	1,798	2,149

Total current liabilities	3,902	3,853
Deferred rent	24	24

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at August 31, 2011 and February 28, 2011	12	12
Additional paid-in capital	52,653	52,572
Accumulated deficit	(41,577)	(41,077)

Total stockholders’ equity	11,088	11,507

	$15,014	$15,384

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net sales	$6,140	$7,096	$10,313	$12,598
Cost of sales	4,770	5,916	7,574	10,284

Gross profit	1,370	1,180	2,739	2,314
Selling	584	607	1,043	1,160
General and administrative	821	952	1,766	2,188
Research and development	218	193	417	397

Operating loss	(253)	(572)	(487)	(1,431)
Interest income	1	1	2	2

Loss before income taxes	(252)	(571)	(485)	(1,429)
Income tax expense	15	—	15	—

Net loss	$(267)	$(571)	$(500)	$(1,429)

Net loss per share—basic and diluted	$(0.23)	$(0.49)	$(0.43)	$(1.22)

Weighted average common shares outstanding—basic and diluted	1,167	1,167	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(500)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	270
Bad debt expense	2	—
Stock-based compensation	81	200
Deferred rent amortization	—	4
Changes in assets and liabilities:
Accounts receivable	(1,231)	(2,825)
Inventories	(976)	298
Prepaid expenses and other current assets	(36)	(213)
Accounts payable	400	1,554
Accrued liabilities	(351)	(4)

Net cash used in operating activities	(2,440)	(2,145)

Cash flows from investing activities:
Capital expenditures	(20)	(31)

Net cash used in investing activities	(20)	(31)

Cash flows from financing activities	—	—

Net decrease in cash	(2,460)	(2,176)

Cash at beginning of period	5,076	5,055

Cash at end of period	$2,616	$2,879

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
B. Liquidity
     At August 31, 2011 and 2010, the Company had cash and cash equivalents of $2.6 million and $2.9 million, respectively, as compared to $5.1 million at February 28, 2011 and 2010.
     The Company typically experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
     Net cash used in operating activities was approximately $2.4 million during the six months ended August 31, 2011 compared to $2.1 million during the six months ended August 31, 2010 — an increase of $0.3 million or 14% primarily due to the increase in accounts receivable of $1.2 million and an increase in inventories of $1.0 million, offset partially by the reduction of approximately $0.9 million or 65% in the Company’s net loss and an increase in accounts payable of approximately $0.4 million. The Company believes that the fluctuations in working capital were attributable to the timing of order fulfillment compared to the prior year.
     The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $3.9 million as of August 31, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
C. Stock Based Compensation
     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the six months ended August 31, 2011 and 2010, were approximately $81 thousand and $200 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.
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
     The fair value of the Company’s stock options granted in the six months ended August 31, 2011 and 2010, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	August 31,
	2011	2010
Expected life (1)	5.8	3.8
Expected volatility (2)	168%	199%
Risk-free interest rate (3)	1.3%	1.4%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
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

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
fiscal year, the vesting of the Award shall accelerate such that the number of shares of the Award which are unvested at the end of such fiscal year shall vest in three substantially equal installments over the then next three consecutive anniversaries of the date of the Award.
D. Composition of Certain Balance Sheet Accounts
     The composition of accounts receivable, net of reserves, is as follows:

	August 31,	February 28,
	2011	2011
	(In thousands)
Due from factor	$3,905	$3,405
Accounts receivable, other	108	(621)

	$4,013	$2,784

     Substantially all of the credit risk associated with the assigned invoices remained with the Company as of August 31, 2011. Accounts receivable, other includes reserves for subsequent sales return and allowances for bad debt—including reserves associated with certain invoices assigned to the factor.
     Approximately 21% of the Company’s net sales were from two customers during the six months ended August 31, 2011 and approximately 23% of the Company’s net sales were from those customers during the six months ended August 31, 2010. Included in accounts receivable at August 31, 2011 and 2010 were approximately $1.0 million and $2.3 million, respectively, due from these customers.
     The composition of inventories is as follows:

	August 31,	February 28,
	2011	2011
	(In thousands)
Raw materials	$2,399	$2,264
Work-in-process	1,607	1,624
Finished goods	3,008	2,150

	$7,014	$6,038

     Intangible assets were a result of an acquisition that occurred on December 1, 2004 and included the following assets:

	Amortization	August 31, 2011			February 28, 2011
	Periods	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)
Trademarks	7-15	$424	$(343)	$81	$424	$(326)	$98
Completed technologies	12	1,620	(911)	709	1,620	(843)	777

Total		$2,044	$(1,254)	$790	$2,044	$(1,169)	$875

     The changes in the carrying amount of acquisition-related intangible assets for the six months ended August 31, 2011, are as follows:

Amortizing
Intangible Assets
(In thousands)
Balance, net, February 28, 2011	$875
Amortization	(85)

Balance, net, August 31, 2011	$790

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2012	$86
2013	171
2014	162
2015	135
2016	135
Thereafter	101

Total	$790

     The composition of property and equipment is as follows:

	August 31,	February 28,
	2011	2011
	(In thousands)
Molds and dies	$7,376	$7,357
Machinery and equipment	4,483	4,482
Furniture and fixtures	251	251
Autos and trucks	199	199
Leasehold improvements	139	139

	12,448	12,428
Less accumulated depreciation and amortization	(12,255)	(12,171)

	$193	$257

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
     The total number of options and restricted shares outstanding were as follows:

	August 31,	February 28,
	2011	2011
	(In thousands)
Stock options outstanding	78	78
Restricted shares outstanding, unvested	63	—
     These amounts were excluded from the weighted-average number of shares of common stock outstanding, as including these items would be anti-dilutive due to the Company's net loss.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
G. Product Warranties
     The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade® brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado® products have limited five-year warranties. Included in the warranty accrual as of August 31, 2011 and February 28, 2011, is $0.5 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities.
     Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$750	$859	$810	$883
Warranty accrual	56	82	99	144
Labor and material usage	(43)	(77)	(146)	(163)

Ending balance	$763	$864	$763	$864

H. Income Taxes
     In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at this time, to recognize those assets for financial reporting purposes. For the period ended August 31, 2011, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.
     The Company recorded a tax provision of approximately $15 thousand for minimum taxes in various U.S. States and income taxes with respect to the Company’s operations in Mexico. No provision for income taxes was recorded in the prior period presented due to the significance of the Company’s net loss.
     The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.
Unrecognized Tax Benefits
     The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At August 31, 2011 and February 28, 2011, there were no unrecognized tax benefits.

MEADE INSTRUMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.
     The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At August 31, 2011 and February 28, 2011, there were no accrued interest and penalties related to uncertain tax positions.

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
Overview of the Company
     Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our entry level products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters, research and development facility and U.S. distribution center; our Mexico facility contains our manufacturing, assembly, repair, packaging, and other general and administrative functions. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis each year.
     We believe that the Company holds valuable brand names and intellectual property that provide us with a competitive advantage in the marketplace. The Meade® brand name is ubiquitous in the consumer telescope market, while the Coronado® brand name represents a unique niche in the area of solar astronomy.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 describes the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, include revenue recognition, estimates for allowances for doubtful accounts, inventories, property and equipment, intangible assets, accounting for income taxes, shipping and handling costs, advertising, research and development, loss per share, concentration of credit risk, fair value of financial instruments, use of estimates in preparation of consolidated financial statements, product warranties, and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of our Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
Results of Operations
     The nature of the Company’s business is highly seasonal. Historically, sales in the second and third quarter ended August 31st and November 30th each year have been significantly higher than sales achieved in each of the other two fiscal quarters of the year. Thus, expenses and, to a greater extent, results from operations may vary significantly by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.
Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010
     The Company reported net sales of $6.1 million for the quarter ended August 31, 2011, a decrease of $1.0 million or 13% from net sales of $7.1 million in the same period in the prior year. This decrease was attributable to a decrease in sales of low-end telescope products of approximately $1.8 million to mass retailers compared to the prior year, offset partially by increases in sales of the Company’s high-end and intermediate telescopes and certain other products. The reduction in net sales of the Company’s low-end telescope products was attributable to reductions in distribution outlets for such products—the Company ceased distribution of low-end telescopes to one of the Company’s largest customers. The Company still distributes other products to that customer. Net sales of high-end and intermediate telescopes were higher due to increased demand attributable to sales promotions and to increased supply due to manufacturing operations advancements.
     Gross profit increased approximately $0.2 million or 16% compared to the prior year, from $1.2 million to $1.4 million during the three months ended August 31, 2010 and 2011, respectively. The gross profit margin during the second quarter ended August 31, 2011 was 22% of net sales compared with 17% in the same period last year. This improvement was a result of the substantial reduction in sales of low-end telescope products to mass-merchandise retailers, which typically are lower-margin products and which typically have a higher rate of consumer returns than other products. In addition, the Company experienced further reductions in the amount of sales credits and allowances relating to returns and quality issues. The gross margin was also beneficially impacted by improved absorption of indirect costs of sales and reductions in freight and duty costs due to the reductions in low-end telescopes imported from third party suppliers in China.
     Selling expenses for the second quarter ended August 31, 2011 were $0.6 million or 10% of net sales compared to $0.6 million, or 9% of net sales, during the same quarter in the prior year. The increase in selling expenses as a percentage of net sales is due to increased discretionary selling expenses such as advertising and marketing expenses associated with increased promotion of the Company’s products and new product announcements relating to the Company’s LX800 and LX80 high-end and intermediate telescopes, which are expected to begin shipping in the next few months.
     General and administrative expenses for the second quarter ended August 31, 2011 were $0.8 million or 13% of net sales (a decrease of $0.1 million or 14%) compared to $1.0 million or 13% of net sales, in the same quarter in the prior year. Certain general and administrative expenses are variable and fluctuate with net sales; as such, reductions in net sales affect such expenses. In addition, certain of the decrease in general and administrative expenses was due to further reductions in headcount and discretionary costs due to the Company’s continued efforts to reduce its operating expenses as much as possible.
     Research and development expenses for the second quarter ended August 31, 2011 increased to $0.2 million, although fairly equal to the amount of the expenses in the same quarter in the prior year primarily due to the Company’s consistent, but measured, product development and product enhancement activities.

     The Company earned a consistent amount of interest income for the second quarter ended August 31, 2011 and in the prior year due to the relatively consistent cash balance the Company maintained.
     The Company recorded a tax provision of approximately $15 thousand during the three months ended August 31, 2011 for minimum taxes in various U.S. States and income taxes on the Company’s operations in Mexico. No provision for income taxes was recorded in the prior period presented due to the significance of the Company’s net loss.
Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010
     The Company reported net sales of $10.3 million for the first six months of fiscal 2012, a decrease of $2.3 million or 18% from net sales of $12.6 million in the same period in the prior year. This decrease was nearly entirely attributable to a decrease of approximately $2.2 million in net sales of the Company’s low-end telescope products compared to the prior year. The Company also experienced a slight overall reduction in net sales of substantially all of its other products during the six months ended August 31, 2011 compared to the same period in the prior year. The reduction in sales of low-end telescope products compared to the prior year was attributable to the Company’s reduced distribution channel for such products due to the fact that it no longer sells low-end telescopes to one of its largest customers, whereas the reduction of sales of the other products was attributable to decreased demand.
     Gross profit increased approximately $0.4 million or 18% compared to the prior year, from $2.3 million to $2.7 million during the six months ended August 31, 2010 and 2011, respectively. The gross profit margin during the first six months of fiscal 2012 was 27% of net sales compared with 18% of net sales in the same period last year. This improvement was driven primarily by a favorable change in product mix relating largely to the Company’s reduced distribution of low-end telescope products which were imported from third party manufacturers in China and sold to mass-merchandise retailers. In addition, the Company experienced further reductions in the amount of sales credits and allowances relating to returns, quality issues and other discounts.
     Selling expenses for the first six months of fiscal 2012 were $1.0 million or 10% of net sales compared to $1.2 million or 9% of net sales during the same period in the prior year, due to decreased net sales and the resulting decreased variable selling expenses, offset partially by increased discretionary selling expenses such as advertising and marketing expenses. Certain of the increased advertising and marketing expenses are associated with new product introductions such as the LX800 and LX80 products which the Company expects to begin shipping within the next few months.
     General and administrative expenses for the first six months of fiscal 2012 were $1.8 million or 17% of net sales (a decrease of $0.4 million or 19%) compared to $2.2 million or 17% of net sales in the same period in the prior year. Most of the decrease in general and administrative expenses was due to reductions in headcount, lower professional fees and insurance costs due to the Company’s continued efforts to reduce its operating expenses. In addition, certain general and administrative expenses are variable and therefore decreased due to the lower net sales.
     Research and development expenses for the first six months of fiscal 2011 were approximately unchanged at $0.4 million due to the Company’s continued, but measured, focus on new product development and enhancement activities.
     The Company earned a nominal amount of interest income during each of the six months ended August 31, 2011 and 2010.
     The Company recorded a tax provision of approximately $15 thousand during the six months ended August 31, 2011 for minimum taxes in various U.S. States and income taxes with respect to the Company’s operations in Mexico. No provision for income taxes was recorded in the prior period presented due to the significance of the Company’s net loss.

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
Liquidity and Capital Resources
     At August 31, 2011 and 2010, the Company had cash and cash equivalents of $2.6 million and $2.9 million, respectively, as compared to $5.1 million at February 28, 2011 and 2010.
     The Company typically experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.
     Net cash used in operating activities was approximately $2.4 million during the six months ended August 31, 2011 compared to $2.1 million during the six months ended August 31, 2010 — an increase of $0.3 million or 14% primarily due to the increase in accounts receivable of $1.2 million and an increase in inventories of $1.0 million, offset partially by the reduction of approximately $0.9 million or 65% in the Company’s net loss and an increase in accounts payable of approximately $0.4 million. The Company believes that the fluctuations in working capital were attributable to the timing of order fulfillment compared to the prior year.
     The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $3.9 million as of August 31, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.
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
     Capital expenditures were approximately $20 thousand and $31 thousand for the six months ended August 31, 2011 and 2010, respectively. The Company had no material capital expenditure commitments at August 31, 2011. However, certain of the Company’s machinery and equipment is old and fully depreciated. It is possible that certain of the Company’s machinery and equipment could require replacement in the near future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended August 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
     The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
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

MEADE INSTRUMENTS CORP.
Dated: October 14, 2011	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President — Finance and Administration Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer