Form 10-Q
period 2011-11-30
MEADE INSTRUMENTS CORP
filed 2012-01-13
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Non-accelerated filer ☐	Large Accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of January 11, 2012, there were 1,229,767 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

MEADE INSTRUMENTS CORP.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED

November 30, 2011

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	November 30, 2011	February 28, 2011
ASSETS
Current assets:
Cash	$1,247	$5,076
Accounts receivable, less allowance for doubtful accounts of $128 at November 30, 2011 and $408 at February 28, 2011	5,597	2,784
Inventories	7,401	6,038
Prepaid expenses and other current assets	232	245

Total current assets	14,477	14,143
Property and equipment, net	169	257
Acquisition-related intangible assets, net	747	875
Other assets, net	102	109

	$15,495	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,797	$1,704
Accrued liabilities	1,828	2,149

Total current liabilities	4,625	3,853
Deferred rent	24	24
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at November 30, 2011 and February 28, 2011	12	12
Additional paid-in capital	52,661	52,572
Accumulated deficit	(41,827)	(41,077)

Total stockholders’ equity	10,846	11,507

	$15,495	$15,384

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net sales	$7,240	$8,648	$17,553	$21,246
Cost of sales	5,682	6,984	13,256	17,268

Gross profit	1,558	1,664	4,297	3,978
Selling	730	729	1,773	1,889
General and administrative	846	940	2,611	3,128
Research and development	218	192	635	589

Operating loss	(236)	(197)	(722)	(1,628)
Interest income	1	—	3	2

Loss before income taxes	(235)	(197)	(719)	(1,626)
Income tax expense	14	—	29	—

Net loss	$(249)	$(197)	$(748)	$(1,626)

Net loss per share—basic and diluted	$(0.21)	$(0.17)	$(0.64)	$(1.39)

Weighted average common shares outstanding—basic and diluted	1,167	1,167	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(748)	$(1,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	381
Bad debt expense	66	(1)
Stock-based compensation	89	262
Deferred rent amortization	—	6
Changes in assets and liabilities:
Accounts receivable	(2,879)	(3,602)
Inventories	(1,363)	1,509
Prepaid expenses and other current assets	13	(66)
Accounts payable	1,093	555
Accrued liabilities	(323)	(212)

Net cash used in operating activities	(3,798)	(2,794)

Cash flows from investing activities:
Capital expenditures	(31)	(46)

Net cash used in investing activities	(31)	(46)

Cash flows from financing activities	—	—

Net decrease in cash	(3,829)	(2,840)

Cash at beginning of period	5,076	5,055

Cash at end of period	$1,247	$2,215

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

At November 30, 2011 and 2010, the Company had cash and cash equivalents of $1.2 million and $2.2 million, respectively, as compared to $5.1 million at February 28, 2011 and 2010.

The Company typically experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.

Net cash used in operating activities was approximately $3.8 million during the nine months ended November 30, 2011 compared to $2.8 million during the nine months ended November 30, 2010 — an increase of $1.0 million or 36%. This increase in cash used in operating activities was primarily due to the net change in inventories changing from a $1.5 million decrease in the prior year to a $1.4 million increase in the current year. This change in inventories was due to timing of order fulfillment, reduced sales of low-end telescopes to mass retailers and an increase in manufactured inventory due in part to new products. The fluctuation in inventories was offset partially by a reduction of $0.9 million or 54% in the Company’s net loss and a net increase in the change in accounts payable of approximately $0.5 million.

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $5.1 million as of November 30, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.

The initial term of the credit facility with First Capital ends in January 2012. After the expiration of the initial term of the agreement, the Company expects to continue factoring its receivables with First Capital on a month-to-month basis and sixty days prior notice shall be required for the Company to terminate the agreement. The expiration of the initial term of the agreement does not affect the ability of First Capital to terminate the agreement as described above. In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors. However, the Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.

The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

C.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended November 30, 2011 and 2010, were approximately $89 thousand and $262 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

The fair value of the Company’s stock options granted in the nine months ended November 30, 2011 and 2010, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	November 30,
	2011	2010
Expected life (1)	5.8	3.8
Expected volatility (2)	168%	199%
Risk-free interest rate (3)	1.1%	1.4%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

D.	Composition of Certain Balance Sheet Accounts

The composition of accounts receivable, net of reserves, is as follows:

	November 30, 2011	February 28, 2011
	(In thousands)
Due from factor	$6,310	$3,405
Accounts receivable, other	(713)	(621)

	$5,597	$2,784

Substantially all of the credit risk associated with the assigned invoices remained with the Company as of November 30, 2011. Accounts receivable, other includes reserves for subsequent sales return and allowances for bad debt—including reserves associated with certain invoices assigned to the factor.

Approximately 23% of the Company’s net sales were from two customers during the nine months ended November 30, 2011 and approximately 27% of the Company’s net sales were from those customers during the nine months ended November 30, 2010. Included in accounts receivable at November 30, 2011 were approximately $2.8 million due from these customers.

The composition of inventories is as follows:

	November 30, 2011	February 28, 2011
	(In thousands)
Raw materials	$2,399	$2,264
Work-in-process	2,032	1,624
Finished goods	2,970	2,150

	$7,401	$6,038

Intangible assets were a result of an acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Coronado Technology Group, LLC, that occurred on December 1, 2004 and included the following assets:

	Amortization Periods (In Years)	November 30, 2011			February 28, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Trademarks	7-15	$424	$(353)	$71	$424	$(326)	$98
Completed technologies	12	1,620	(944)	676	1,620	(843)	777

Total		$2,044	$(1,297)	$747	$2,044	$(1,169)	$875

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The changes in the carrying amount of acquisition-related intangible assets for the nine months ended November 30, 2011, are as follows:

Amortizing Intangible Assets
(In thousands)
Balance, net, February 28, 2011	$875
Amortization	(128)

Balance, net, November 30, 2011	$747

Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	Amounts
(In thousands)
2012	$43
2013	171
2014	162
2015	135
2016	135
Thereafter	101

Total	$747

The composition of property and equipment is as follows:

	November 30, 2011	February 28, 2011
	(In thousands)
Molds and dies	$7,387	$7,357
Machinery and equipment	4,483	4,482
Furniture and fixtures	251	251
Autos and trucks	199	199
Leasehold improvements	139	139

	12,459	12,428
Less accumulated depreciation and amortization	(12,290)	(12,171)

	$169	$257

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The total number of options and restricted shares outstanding were as follows:

	November 30, 2011	February 28, 2011
	(In thousands)
Stock options outstanding	78	78
Restricted shares outstanding, unvested	63	—

These amounts were excluded from the weighted-average number of shares of common stock outstanding, as including these items would be anti-dilutive due to the Company’s net loss.

G.	Product Warranties

The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade® brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado® products have limited five-year warranties. Included in the warranty accrual as of November 30, 2011 and February 28, 2011, is $0.5 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities.

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$763	$864	$810	$883
Warranty accrual	91	119	190	263
Labor and material usage	(46)	(79)	(192)	(242)

Ending balance	$808	$904	$808	$904

H.	Income Taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at this time, to recognize those assets for financial reporting purposes. For the period ended November 30, 2011, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

The Company recorded a tax provision of approximately $14 thousand for the three months ended November 30, 2011 and $29 thousand for the nine months ended November 30, 2011 for minimum taxes in various states in the U.S. and income taxes with respect to the Company’s operations in Mexico. No provision for income taxes was recorded in the prior period presented due to the significance of the Company’s net loss.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At November 30, 2011 and February 28, 2011, there were no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At November 30, 2011 and February 28, 2011, there were no accrued interest and penalties related to uncertain tax positions.

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

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

The Company reported net sales of $7.2 million for the quarter ended November 30, 2011, a decrease of $1.4 million or 16% from net sales of $8.6 million in the same period in the prior year. This decrease was attributable primarily to a decrease in sales of low-end telescope products of approximately $1.5 million to mass retailers compared to the prior year, as well as decreases in sales of many of the Company’s other products, offset partially by increases in sales of the Company’s Sport Optics products—principally spotting scopes. The reduction in net sales of the Company’s low-end telescope products was attributable to reductions in distribution outlets for such products—the Company ceased distribution of low-end telescopes to the Company’s largest customer. The Company still distributes other products to that customer, including sport optics products such as spotting scopes—which comprised the majority of the offset to this decrease.

Gross profit during the three months ended November 30, 2011 of $1.6 million decreased $0.1 million or 6% compared to the same period of the prior year. The gross profit margin during the third quarter ended November 30, 2011 was 22% of net sales compared with 19% in the same period last year. This improvement was a result of the substantial reduction in sales of low-end telescope products to mass-merchandise retailers, which typically are lower-margin products and which typically have a higher rate of consumer returns than other products. The gross margin was also beneficially impacted by improved absorption of indirect costs of sales and reductions in freight and duty costs due to the reductions in low-end telescopes imported from third party suppliers in China.

Selling expenses for the third quarter ended November 30, 2011 were $0.7 million or 10% of net sales compared to $0.7 million, or 8% of net sales, during the same quarter in the prior year. The increase in selling expenses as a percentage of net sales was due to increased discretionary selling expenses such as advertising and marketing expenses associated with increased promotion of the Company’s products and new product announcements relating to the Company’s LX800 and LX80 high-end and intermediate telescopes, which are expected to begin shipping in the next few months. The Company also increased its reserve for doubtful accounts by $64 thousand since the prior quarter.

General and administrative expenses for the third quarter ended November 30, 2011 were $0.8 million or 12% of net sales, a decrease of $0.1 million or 10%, compared to $0.9 million or 11% of net sales, in the same quarter in the prior year. This decrease in general and administrative expenses was mainly due to the reduction in stock compensation expense of $61 thousand, which was primarily from a reduction in expense associated with the options granted to Steve Murdock, the Company’s Chief Executive Officer, in March 2009. Certain general and administrative expenses are variable and fluctuate with net sales; as such, reductions in net sales affect such expenses. In addition, certain of the decrease in general and administrative expenses was due to further reductions achieved in headcount and discretionary costs due to the Company’s continued efforts to reduce its operating expenses as much as possible.

Research and development expenses were up $26 thousand or 14% due to increased efforts at new product development, primarily associated with the Company’s recently announced LX800 and LX80 telescopes.

The Company earned a consistent amount of interest income for the third quarter ended November 30, 2011 and in the prior year due to the relatively consistent cash balance the Company maintained during the period.

The Company recorded a tax provision of approximately $14 thousand during the three months ended November 30, 2011 for minimum taxes in various U.S. States and income taxes on the Company’s operations in Mexico. No provision for income taxes was recorded in the prior period presented due to the significance of the Company’s net loss.

Nine Months Ended November 30, 2011 Compared to Nine Months Ended November 30, 2010

The Company reported net sales of $17.6 million for the first nine months of fiscal 2012, a decrease of $3.7 million or 17% from net sales of $21.2 million in the same period in the prior year. This decrease was nearly entirely attributable to a reduction of approximately $3.7 million in net sales of the Company’s low-end telescope products compared to the prior year. The Company also experienced a slight reduction in net sales of substantially all of its other products during the nine months ended November 30, 2011 compared to the same period in the prior year, with the exception of spotting scopes—which increased approximately $0.8 million or 106%. The reduction in sales of low-end telescope products compared to the prior year was attributable to the Company’s reduced distribution channels for such products due to the fact that it no longer sells low-end telescopes to one of its largest customers, whereas the reduction of sales of the other products was apparently attributable to decreased demand due in part to increased competition. The increase in sales of the Company’s spotting scopes products was attributable to success in using its relationship with its largest customer to get those products into that customer’s retail stores.

Gross profit increased by approximately $0.3 million or 8% compared to the prior year, from $4.0 million to $4.3 million during the nine months ended November 30, 2010 and 2011, respectively. The gross profit margin during the first nine months of fiscal 2012 was 24% of net sales compared with 19% of net sales in the same period last year. This improvement was driven primarily by a favorable change in product mix relating largely to the Company’s reduced distribution of low-end telescope products which were imported from third party manufacturers in China and sold to mass-merchandise retailers. In addition, the Company experienced further reductions in the amount of sales credits and allowances relating to returns, quality issues and other discounts.

Selling expenses for the first nine months of fiscal 2012 were $1.8 million or 10% of net sales compared to $1.9 million or 9% of net sales during the same period in the prior year, due to decreased net sales and the resulting decreased variable selling expenses, offset partially by increased discretionary selling expenses such as advertising and marketing expenses. Certain of the increased advertising and marketing expenses were associated with new product introductions such as the LX800 and LX80 products which the Company expects to begin shipping within the next few months.

General and administrative expenses for the first nine months of fiscal 2012 were $2.6 million or 15% of net sales (a decrease of $0.5 million or 17%) compared to $3.1 million or 15% of net sales in the same period in the prior year. Most of the decrease in general and administrative expenses was due to further reductions in headcount, lower professional fees and insurance costs due to the Company’s continued efforts to reduce its operating expenses. In addition, certain general and administrative expenses are variable and therefore decreased due to the lower net sales.

Research and development expenses for the first nine months of fiscal 2011 were relatively unchanged at approximately $0.6 million in both years due to the Company’s continued, but measured, focus on new product development and enhancement activities.

The Company earned a nominal amount of interest income during each of the nine months ended November 30, 2011 and 2010.

The Company recorded a tax provision of approximately $29 thousand during the nine months ended November 30, 2011 for minimum taxes in various U.S. States and income taxes with respect to the Company’s operations in Mexico. No provision for income taxes was recorded in the prior period presented due to the significance of the Company’s net loss.

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

Liquidity and Capital Resources

At November 30, 2011 and 2010, the Company had cash and cash equivalents of $1.2 million and $2.2 million, respectively, as compared to $5.1 million at February 28, 2011 and 2010.

The Company typically experiences increases in accounts receivable and inventories beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease at the end of the Company’s fiscal year.

Net cash used in operating activities was approximately $3.8 million during the nine months ended November 30, 2011 compared to $2.8 million during the nine months ended November 30, 2010 — an increase of $1.0 million or 36%. This increase in cash used in operating activities was primarily due to the net change in inventories changing from a $1.5 million decrease in the prior year to a $1.4 million increase in the current year. This change in inventories was due to timing of order fulfillment, reduced sales of low-end telescopes to mass retailers and an increase in manufactured inventory due in part to new products. The fluctuation in inventories was offset partially by a reduction of $0.9 million or 54% in the Company’s net loss and a net increase in the change in accounts payable of approximately $0.5 million.

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $5.1 million as of November 30, 2011. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.

The initial term of the credit facility with First Capital ends in January 2012. After the expiration of the initial term of the agreement, the Company expects to continue factoring its receivables with First Capital on a month-to-month basis and sixty days prior notice shall be required for the Company to terminate the agreement. The expiration of the initial term of the agreement does not affect the ability of First Capital to terminate the agreement as described above. In the event the Company requires more capital than is presently anticipated due to unforeseen factors, the Company may need to rely on its credit facility. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors. However, the Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.

The Company currently anticipates that cash on hand and funds generated from operations, including cost saving measures the Company has taken and additional measures it could still take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

Capital expenditures were approximately $31 thousand and $46 thousand for the nine months ended November 30, 2011 and 2010, respectively. The Company had no material capital expenditure commitments at November 30, 2011. However, certain of the Company’s machinery and equipment is old and fully depreciated. It is possible that certain of the Company’s machinery and equipment could require replacement in the near future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended November 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.

Dated: January 13, 2012	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President – Finance and Administration Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.