Form 10-K/A
period 2011-02-28
MEADE INSTRUMENTS CORP
filed 2012-03-05
CIK 1032067

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission on May 31, 2011, to provide a revised Report of Independent Registered Public Accounting Firm (the “Revised Report”); consequently, this Form 10-K/A only contains Part IV.

This Form 10-K/A is solely limited to providing the Revised Report. This Form 10-K/A does not reflect events occurring after the filing of the 2011 Form 10-K or modify or update the disclosures contained in the 2011 Form 10-K in any way other than as required to reflect the changes discussed above. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Form 10-K/A, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits to the 2011 Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits hereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page
1. Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at February 28, 2011 and February 28, 2010	F-2

Consolidated Statements of Operations for each of the two years in the period ended February 28, 2011	F-3

Consolidated Statement of Stockholders’ Equity for each of the two years in the period ended February 28, 2011	F-4

Consolidated Statements of Cash Flows for each of the two years in the period ended February 28, 2011	F-5

Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedule:

For each of the two years in the period ended February 28, 2011 — II — Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Exhibit Title or Description

23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ MOSS ADAMS LLP

Irvine, CA

May 31, 2011

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	February 28,
	2011	2010
ASSETS
Current assets:
Cash	$5,076	$5,055
Accounts receivable, less allowance for doubtful accounts of $408 in 2011 and $416 in 2010	2,784	2,183
Inventories	6,038	7,494
Prepaid expenses and other current assets	245	273

Total current assets	14,143	15,005
Property and equipment, net	257	496
Intangible assets, net	875	1,046
Other assets, net	109	109

	$15,384	$16,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,704	$1,711
Accrued liabilities	2,149	2,324

Total current liabilities	3,853	4,035
Deferred rent	24	16

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at February 28, 2011 and February 28, 2010	12	12
Additional paid-in capital	52,572	52,249
Accumulated deficit	(41,077)	(39,656)

Total stockholders’ equity	11,507	12,605

	$15,384	$16,656

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
Net sales	$26,340	$23,345
Cost of sales	20,406	18,412

Gross profit	5,934	4,933
Selling	2,457	2,603
General and administrative	4,199	5,243
Research and development	778	801

Operating loss	(1,500)	(3,714)
Interest income	(3)	(42)

Loss before income taxes	(1,497)	(3,672)
Income tax (benefit) expense	(76)	43

Net loss	$(1,421)	$(3,715)

Net loss per share—basic and diluted	$(1.22)	$(3.18)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
	(In thousands, Shares and US Dollars)
BALANCE AT FEBRUARY 28, 2009 (as adjusted)	1,167	$12	$51,463	$(35,941)	$15,534
Stock-based compensation	—	—	786	—	786
Net loss	—	—	—	(3,715)	(3,715)

BALANCE AT FEBRUARY 28, 2010	1,167	12	52,249	(39,656)	12,605
Stock-based compensation	—	—	323	—	323
Net loss	—	—	—	(1,421)	(1,421)

BALANCE AT February 28, 2011	1,167	$12	$52,572	$(41,077)	$11,507

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,421)	$(3,715)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	477	634
Bad debt expense	(8)	(114)
Stock-based compensation	323	786
Deferred rent amortization	8	16
Gain on disposal of fixed assets	—	(13)
Changes in assets and liabilities:
Accounts receivable	(593)	419
Inventories	1,456	1,397
Prepaid expenses and other current assets	28	280
Accounts payable	(7)	9
Accrued lease termination fees	—	(700)
Accrued liabilities	(175)	(468)

Net cash provided by (used in) operating activities	88	(1,469)

Cash flows from investing activities:
Capital expenditures	(67)	(79)
Reduction in restricted cash	—	700
Proceeds from sale of fixed assets	—	13

Net cash (used in) provided by investing activities	(67)	634

Cash flows from financing activities	—	—

Net increase (decrease) in cash	21	(835)

Cash at beginning of year	5,055	5,890

Cash at end of year	$5,076	$5,055

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$6	$43

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Since the new codifications did not change GAAP, there was no change to our consolidated financial statements other than to update all references to GAAP to be in conformity with the Codification.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Beginning balance	$883	$985
Warranty accrual	46	130
Labor and material usage	(119)	(232)

Ending balance	$810	$883

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets

Intangible assets were a result of an acquisition that occurred on December 1, 2004 and included the following assets:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		February 28, 2011			February 28, 2010
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Trademarks	7-15	$424	$(326)	$98	$424	$(290)	$134
Completed technologies	12	1,620	(843)	777	1,620	(708)	912

Total		$2,044	$(1,169)	$875	$2,044	$(998)	$1,046

The changes in the carrying amount of acquisition-related intangible assets for the years ended February 28, 2011 and 2010, respectively, are as follows:

September 30,
Amortizing intangible assets
(In thousands)
Balance, net, February 28, 2009	$1,217
Amortization	(171)

Balance, net, February 28, 2010	$1,046
Amortization	(171)

Balance, net, February 28, 2011	$875

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

September 30,
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

September 30,
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

7. Income Taxes

Pretax loss is as follows:

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
	(In thousands)
Domestic	$(1,586)	$(3,933)
Foreign	89	261

	$(1,497)	$(3,672)

Significant components of the (benefit) provision for income taxes on continuing operations are as follows:

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
	(In thousands)

Current:
Federal	$(31)	$—
State	(98)	18
Foreign	53	25

	(76)	43

Deferred:
Federal	(692)	(737)
State	(102)	(130)
Foreign	—	—
Deferred tax asset valuation allowance	794	867

	—	—

	$(76)	$43

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes on continuing operations differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.3	(0.5)
Foreign tax	(3.5)	(0.7)
Research and development credits	1.1	0.8
Stock compensation expense	—	(14.0)
Permanent differences	(0.1)	2.3
Adjustment to prior year deferred taxes	12.6	—
Valuation allowance	(53.0)	(23.4)
Changes in uncertain tax positions	7.1	—
Benefit for Federal research and development credits monetized	2.1	—
Other	0.5	0.3

	5.1%	(1.2)%

The deferred tax assets and liabilities were comprised of the following:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Sales returns	$1,152	$946
Inventory and accounts receivable	1,353	1,564
Accrued liabilities	155	163
Intangibles	559	638
Credits	5,123	5,161
Fixed assets	697	850
Stock-based compensation	371	247
Other	11	11
Net operating losses	21,155	20,257

Total deferred tax assets	30,576	29,837
Less valuation allowance	(30,576)	(29,837)

	$—	$—

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	September 30,	September 30,
	February 28,
	2011	2010
Unrecognized tax benefit beginning balance	$0.1	$0.1
Additions based on tax positions related to the current year	—	—
Deductions based on tax positions related to the current year	—	—
Additions for tax positions of prior year	—	—
Deductions for tax positions of prior year	—	—
Deductions due to settlements with taxing authorities	(0.1)	—
Deductions due to expiration of statute of limitations	—	—

Unrecognized tax benefits ending balance	$—	$0.1

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

8. Business Segments, Geographic Data and Major Customers

The Company is a multinational consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other consumer products. The Company is organized and operates as one segment in one principal geographic location—North America. Product sales and geographic data is as follows:

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
	(In thousands)
Product sales:
Telescope and telescope accessories	$23,305	$21,910
Weather Stations	1,000	282
Binoculars	192	398
Other	1,843	755

	$26,340	$23,345

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
	(In thousands)
Geographic data—product sales:
North America	$19,647	$17,877
Europe	4,140	3,425
Other foreign/export	2,553	2,043

	$26,340	$23,345

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

The total number of options and restricted shares outstanding were as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Stock options outstanding	78	78
Restricted shares outstanding	—	—

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding were as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of common stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s common stock	78	78
Potential shares of common stock excluded from the calculation of weighted average shares	—	—

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

10. Stock Incentive Plan

The fair value of the Company’s stock options granted during the last two fiscal years was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	September 30,
	Year Ended February 28,
	2011	2010
Expected life (years)(1)	5.8	3.8
Expected volatility(2)	166%	123%
Risk-free interest rate(3)	1.2%	1.9%
Expected dividends	None	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Option activity under these plans and agreement (the “Option Plans”) during fiscal years 2011 and 2010 was as follows:

	September 30,	September 30,
	Option Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2009	71	$62.60
Granted	63	4.40
Forfeited	(56)	82.00

Options outstanding at February 28, 2010	78	17.60
Granted	1	3.30
Forfeited	(1)	(100.00)

Options outstanding at February 29, 2011	78	$12.71

	September 30,	September 30,	September 30,	September 30,	September 30,
	At February 28, 2011
	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options (In thousands)	Weighted Average Exercise Price
$3.00 – $14.80	64	8.1 years	$4.40	63	$4.40
$15.00 – $50.00	8	2.1 years	$43.70	8	$42.80
$50.20 – $59.80	3	3.6 years	$55.90	3	$55.90
$60.00 – $79.80	2	3.2 years	$63.50	2	$63.50
$80.00 – $199.80	1	0.9 years	$109.60	1	$109.60

	78			77

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

11. Composition of Certain Balance Sheet Accounts

The composition of accounts receivables, net of reserves, is as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Due from factor	$3,405	$2,359
Accounts receivable, other	(621)	(176)

	$2,784	$2,183

The total due from factor at February 28, 2011, included approximately $2.3 million of invoices assigned on a recourse basis. Accordingly, the credit risk associated with the assigned invoices remained with the Company at February 28, 2011. As disclosed in footnote 4, the Company has a factoring agreement with FCC, LLC, d/b/a First Capital.

The composition of inventories, net of reserves, is as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Raw materials	$2,264	$2,957
Work in process	1,624	2,426
Finished goods	2,150	2,111

	$6,038	$7,494

The composition of property and equipment is as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Molds and dies	$7,357	$7,317
Machinery and equipment	4,482	4,455
Furniture and fixtures	251	256
Autos and trucks	199	199
Leasehold improvements	139	139

	12,428	12,366
Less accumulated depreciation and amortization	(12,171)	(11,870)

	$257	$496

For the fiscal years ended February 28, 2011 and February 28, 2010, the Company recorded depreciation expense of $0.3 million and $0.4 million, respectively.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of accrued liabilities is as follows:

	September 30,	September 30,
	February 28,
	2011	2010
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$708	$401
Warranty costs	810	883
Freight expenses	88	89
Advertising and marketing expenses	136	10
Professional fees	28	46
Customer deposits	161	386
Other	218	509

	$2,149	$2,324

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2012

MEADE INSTRUMENTS CORP.

By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN G. MURDOCK Steven G. Murdock	Director, Chief Executive Officer (Principal Executive Officer)	March 5, 2012

/s/ JOHN A. ELWOOD John A. Elwood	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2012

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director and Chairman of the Board	March 5, 2012

/S/ MARK D. PETERSON Mark D. Peterson	Director	March 5, 2012

/s/ FREDERICK H. SCHNEIDER, JR. Frederick H. Schneider, Jr.	Director	March 5, 2012

/s/ PAUL D. SONKIN Paul D. Sonkin	Director	March 5, 2012

/s/ MICHAEL R. HAYNES Michael R. Haynes	Director	March 5, 2012

II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Balance At
Allowance for Doubtful Accounts	Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance At End of Period
Year ended February 28, 2011	$416	$31	$39	$408
Year ended February 28, 2010	$521	$36	$141	$416

	September 30,	September 30,	September 30,	September 30,
	Balance At
	Beginning of	Charged to Costs		Balance At End
Reserves for Excess and Obsolete Inventories	Period	and Expenses	Deductions(2)	of Period
Year ended February 28, 2011	$2,583	$110	$543	$2,150
Year ended February 28, 2010	$3,413	$96	$926	$2,583

(1)	Principally recoveries and write-off of delinquent accounts

(2)	Principally sale or destruction of previously reserved inventory

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer