Form 10-K
period 2012-02-29
MEADE INSTRUMENTS CORP
filed 2012-05-29
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22183

MEADE INSTRUMENTS CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-2988062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27 Hubble

Irvine, California

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $4.9 million as of August 31, 2011; the last business day of Registrant’s most recently completed second fiscal quarter.

As of May 25, 2012, there were 1,229,767 outstanding shares of the Registrant’s Common Stock issued, par value $0.01 per share, including 62,500 shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

Meade Instruments Corp., a Delaware corporation, (“Meade” or the “Company”) is a consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, and other consumer products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer products marketplace. The Company’s brands, which include Meade® and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products such as the venerable LX200® series of telescopes that combine the advanced features of the LX200 with the precision of Advanced Coma Free (“ACF”) optics; the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope; LS™, Meade’s fully computerized telescopes using “Lightswitch” technology, which provides a revolutionary self-alignment routine, allowing users with no astronomy experience to enjoy a multi-media guided-tour of the night sky; the new LT series, which is our value platform, using the same high-quality mechanics of the LS™, but with Meade’s more traditional computer control; and the Deep Sky Imager™ (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, help sustain the Meade® brand as a brand known for innovation in amateur astronomy and other consumer products.

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

The Company has consistently emphasized a business plan that concentrates on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $0.9 million and $0.8 million on research and development during the fiscal years ended February 29, 2012 and February 28, 2011, respectively. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products, other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies. In the fall of 2011, the Company announced its new LX800 and LX80 telescope lines which are expected to begin shipping in early fiscal 2013.

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

In the United States and Canada, the Company distributes its products through a network of more than 200 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in approximately 2,000 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In December 2009, the Company began distributing weather stations and timing devices. Meade also sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. These foreign distributors include the Company’s former European distribution operations (“Meade Europe”). Including products sold to Meade Europe, net sales to customers outside North America were $6.2 million and $6.7 million for the years ended February 29, 2012 and February 28, 2011, representing approximately 29% and 25% of the Company’s net sales, respectively. The Company intends to continue to pursue an integrated strategy of product line expansion, targeted marketing, and expansion of the Company’s domestic and international distribution networks.

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

The binocular market is typically characterized less by technological developments than by styling, features, quality and price. The principal features generally considered by binocular buyers include: (1) the diameter of the objective lenses, which serve to collect light, (2) the types of prisms used to right the visual image—either porro prisms (which give some binoculars the familiar zig-zag profile) or roof prisms that permit straight line designs, and (3) the magnification, or power, of the optical system. Binoculars’ field of view, anti-reflective lens coatings and eye relief are also considered by consumers buying binoculars. Binoculars typically range in size from mini- binoculars that generally have objective lenses not larger than 26mm to professional-level binoculars that can support objective lenses exceeding 60mm in diameter. Binocular retail prices range from under ten dollars to several thousand dollars. The Company’s binoculars offered under the Meade® brand name, as well as under various private label names, generally sell for between $10 and $300 at retail.

The Company believes that it is well positioned in the marketplace to capitalize on its strong brand names, its research and development resources, its history of innovation and its manufacturing capabilities to bring new and innovative products to market. However, the Company believes that the market for telescopes and related products may have been negatively impacted by the global economic conditions and technological advancements in consumer electronics such as smart phones and the increasing availability of content on those devices and the internet. Management has noted a reduction in the attendance of historically popular trade shows, astronomy events and other indications of a decline in demand for telescope products. It’s possible that the market for telescopes and related products is shrinking and that the Company and its competitors are competing over an increasingly smaller market. But it’s not possible to say for certain due to the fact that most of the Company’s competitors are privately held foreign-owned companies and there is no trade association for the industry. The Company’s strategy is to continue to develop products which focus on the Company’s competitive advantage of superior optics in the product segments in which the Company believes it can obtain more market share.

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

Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series ACF and Schmidt-Cassegrain telescopes. The LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX90GPS, to the venerable LX200 lines. The LX200 telescopes, available in 8, 10, 12, 14 and 16-inch apertures, are the most popular of the Company’s telescopes among serious amateur astronomers. The LX200 telescopes feature the Company’s proprietary ACF optics, a Global Positioning System (“GPS”) receiver for telescope alignment and a built-in computer library of more than 145,000 celestial objects. These objects are cataloged in the Company’s proprietary hand-held computerized Autostar II control system. By entering any of the celestial objects presented on the Autostar II display, the telescope automatically locates and tracks the selected object. Advanced telescopes also include the Company’s LX90GPS, a moderately priced line of Schmidt-Cassegrain telescopes available in 8, 10 and 12 inch apertures. The

Company’s LXD75 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. The Company also has sophisticated, dedicated solar viewing telescopes in its Coronado® telescope line. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. Advanced astronomical telescopes collectively represented approximately 4% of telescope units shipped and approximately 28% and 24% of the Company’s net sales for the years ended February 29, 2012 and February 28, 2011, respectively.

Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. Meade’s revolutionary LS “Lightswitch” series of telescopes use advanced technologies like GPS, LNT and ECLIPS CCD imaging, and automatically aligns itself with ultimate tracking and pointing accuracy. Also, the LT-6 is a fully featured computer controlled 6” ideal telescope for any astronomer who demands superior optics, mechanics and computer controlled in a compact, high performance package. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. The Company also has a solar viewing telescope in its entry-level offerings, the Coronado Personal Solar Telescope (“P.S.T.”). The P.S.T. is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The P.S.T. uses a filtering technology similar to that which goes into a SolarMax telescope but with unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 96% of the Company’s telescope units shipped and approximately 41% and 48% of the Company’s net sales for the years ended February 29, 2012 and February 28, 2011, respectively. The reason for the significant decrease in entry-level telescopes was a decrease in sales of lower-end telescopes which were imported from China and distributed through mass retail customers. The Company has found it increasingly difficult to compete on price with its vertically-integrated, Chinese-owned competitors in this especially low-margin, price-sensitive product segment and is developing new, higher-end and intermediate telescopes which the Company is more able to compete favorably with such competitors. The market for higher-end / intermediate telescopes is much less subject to price-sensitivity and high returns from consumers.

Sport Optics. The Company sells spotting scopes to large retailers in North America and a complete line of consumer binoculars through its domestic distribution network under the Meade brand name. The spotting scopes and binoculars sold by the Company are purchased from manufacturers outside the United States. Sport Optics sales for the year ended February 29, 2012 were approximately 7% of net sales compared to approximately 1% of net sales for the year ended February 28, 2011. The substantial increase in sales of sport optics was attributable to sales of the Company’s new spotting scope products introduced in fiscal 2012.

Weather Stations and Digital Clocks. The Company sells a complete line of consumer digital weather and time products from simple desktop units to full featured semi-professional weather stations through its domestic distribution network under the Meade brand name. These products sold by the Company are purchased from manufacturers outside the United States. Weather stations and digital clock sales in each of the years ended February 29, 2012 and February 28, 2011 represented approximately 3% and 4% of the Company’s net sales during those fiscal years, respectively.

Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides to software that enhances the consumer’s telescope experience. The Coronado brand adds several high-end H-alpha etalon filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 7% and 12% of the Company’s net sales for the years ended February 29, 2012 and February 28, 2011, respectively. Sales of accessories products were higher in the prior year as compared to fiscal 2012 due to sales of discontinued products in fiscal 2011 in an effort to reduce inventories and also due to reduced sales in fiscal 2012 of high-end and intermediate telescopes, which included reduced sales of accessory products for those telescopes. Other optical products accounted for approximately 14% and 11% of the Company’s net sales for each of the years ended February 29, 2012 and February 28, 2011, respectively.

Operations

Supply Chain Management. Management of the supply chain is critical to on-time delivery of the Company’s products to its customers. The Company works closely with factories primarily in China to develop proprietary product designs for many of its products which are purchased from Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. The Company also utilizes its facility in Tijuana, Mexico, for its more advanced telescopes. This facility employs over 140 people (which varies based upon product sales levels and seasonal demand) engaged in the manufacture and assembly of telescopes, electronic sub-assemblies, and accessory products, as well as certain general and administrative functions.

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

Generally, patents issued in the U.S. are effective for 20 years from the original date of application. The duration of foreign patents varies in accordance with applicable foreign local law. While the duration of the Company’s patents varies, most of its important patents have been issued within the last ten years.

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

Seasonality

The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development activities and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the third quarter of the Company’s fiscal year primarily due to the disproportionately higher sales of its discontinued operations in Europe, as well as higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers. Accordingly, the Company’s net sales and results from operations are still typically higher in its second and third quarters than in the first and fourth quarters of its fiscal year.

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

Throughout fiscal 2012, the Company sold its products to mail order dealers, to distributors, and to more than 200 specialty retailers and mass merchandisers that offer the Company’s products in approximately 2,000 retail store outlets. During the fiscal year ended 2011, one customer accounted for approximately 15% of the Company’s net sales. No such concentration existed in fiscal 2012. The primary reason for the decline in sales to these customers is a decrease in sales of lower-end telescope products which the Company imported from suppliers located in China.

Competitive Strengths

The Company believes that it derives significant benefits from its position as a leading designer and distributor of telescopes, binoculars, spotting scopes, and other consumer optical related products. These benefits include its ability to offer its customers a broad and innovative product line embodying both high quality and value. The Company believes it has the following competitive strengths:

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

Competition

The consumer optics market is competitive and sensitive to consumer needs and preferences. In the telescope market, the Company competes in the United States and Canada with SW Technology Corporation (“Celestron”), an affiliate of Synta Technology, a corporation organized under the laws of Taiwan, and Bushnell Performance Optics, Inc. (“Bushnell”) and, to a lesser extent, with other smaller companies which service niche markets. In Europe and Japan, the Company competes primarily with Celestron, Vixen Optical Industries, Ltd., and with other smaller regional telescope importers and manufacturers. Some of the Company’s current and potential competitors in the telescope market may possess greater financial or technical resources and competitive cost advantages due to a number of factors, including, without limitation, lower taxes and lower costs of labor associated with manufacturing.

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

Employees

As of February 29, 2012, the Company had approximately 159 full-time employees, worldwide. The Company believes that it offers competitive compensation and benefits and that its employee relations are generally good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

Executive Officers of the Registrant

Set forth below are the names, ages, titles and present and past positions of the persons who are the Company’s executive officers:

Name	Age	Position
Steven G. Murdock	60	Chief Executive Officer, Director
John A. Elwood	41	Senior Vice President—Finance and Administration, Chief Financial Officer

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

John A. Elwood, was appointed the Company’s Senior Vice President—Finance and Administration, Chief Financial Officer on March 4, 2009. From July 2007 to March 2009, Mr. Elwood was the Company’s Vice President—Finance and Corporate Controller. Prior to joining the Company, Mr. Elwood held a variety of financial management positions at DDi Corp., a NASDAQ-listed manufacturer of time-critical printed circuit boards, including corporate controller, divisional controller, and director of financial planning and analysis. Mr. Elwood received a BA degree in business administration from California State University at Fullerton and became a Certified Public Accountant while working in public accounting at Moss Adams LLP from February 1996 through July 2000.

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

Item 1A. Risk Factors

1.	We continue to incur losses despite our efforts to restructure our business in an effort to return to profitability.

We have incurred significant net losses since fiscal 2005. During fiscal 2008 and fiscal 2009, we took several actions to restructure and reduce our business operations, overhead structure and improve our financial position in an effort to return our Company to profitability and ensure it has appropriate liquidity to fund its continuing operations. These actions included moving our manufacturing from California to Mexico, lowering our administrative expenses by reducing our executive team and employee headcount, monetizing certain assets and selling Meade Europe. However, although we have reduced the annualized net losses, we cannot assure we will be able to achieve or sustain profitability.

2.	Our ability to borrow funds for working capital purposes is limited.

The Company maintains credit facility agreements with First Capital (the “Agreements”). The Agreements primarily consist of a factoring arrangement for all of the Company’s accounts receivable and includes a smaller credit line component using the Company’s inventory as collateral. While the Agreements do not contain explicit financial covenants, the Agreement provides First Capital with significant latitude in restricting, reducing, or withdrawing our lines of credit at its sole discretion.

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

The initial term of the credit agreement with First Capital expired in January 2012 at which time the pre-payment penalty provision expired but the other terms of the agreement were not materially affected, including First Capital’s ability to terminate the agreement. Management is currently working on obtaining a new agreement for a smaller, lower cost credit facility. However, there can be no assurances that we will be successful.

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

Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Steven G. Murdock, our Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, we have experienced several years of staff reductions and many of our employees have not received any pay increases for several years and this could have a negative impact on employee recruiting and retention.

5.	We rely on independent contract manufacturers and, as a result, we are exposed to potential disruptions in product supply.

All of our consumer optics products with retail prices under $500 are currently manufactured by independent contract manufacturers principally located in China. We do not have long-term contracts with our Asian manufacturers, and we compete with other consumer optics companies for production facilities. We have experienced, and may continue to experience, difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines and increased manufacturing costs. Some manufacturers in China have faced labor shortages and wage inflation as migrant workers seek better wages and working conditions. In addition, the increase in certain commodity prices has increased production costs for our manufacturers. If these trends continue, our current manufacturers’ operations could be adversely affected.

If any of our current manufacturers modify their payment terms or cease doing business with us, we could experience an interruption in the supply or manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products to our customers that are consistent with our standards or the manufacture of our products is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

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

Nearly all of our products are now manufactured in foreign countries—primarily Mexico and China. We also sell our products in several foreign countries [and plan to increase our international sales efforts as part of our growth strategy]. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. In addition, there has been a significant increase in violence in Mexico due to the Mexican government’s attempts to stop the illegal drug trade. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

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

14.	Our business could be harmed if our contract manufacturers or suppliers violate labor, trade or other laws.

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

15.	Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in the demand for consumer optics, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

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

16.	Changes in currency exchange rates could affect our revenues and operating results.

A significant portion of our production is accomplished offshore, principally in China. Accordingly, fluctuations in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make our products less competitive in foreign markets. Additionally, such fluctuations could result in an increase in cost of products sold in foreign markets, reducing margins and earnings.

17.	We may not be able to raise additional funds when needed for our business or to exploit opportunities.

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

20.	We are exposed to potential risks from legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are required to assess our compliance with Section 404 and we believe we have devoted the necessary resources, including additional internal and supplemental external resources, to support our assessment. However, if in the future, we identify one or more material weaknesses, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

21.	Our charter and bylaws, as well as applicable corporate laws, could limit the ability of others to take over management control of the Company. We will have the ability to issue preferred stock, which could adversely affect the rights of holders of our Common Stock.

Our Certificate of Incorporation and Bylaws provide for:

•	advance notice requirements for stockholder proposals and director nominations,

•	a prohibition on stockholder action by written consent, and

•	limitations on calling Stockholder meetings.

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

22.	We may be unable to successfully execute our growth and profitability strategies.

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

Item 2. Properties

The Company leases a building in Irvine, California which is approximately 25,000 square feet and currently serves as its corporate office and also served as its U.S. distribution center through February 2012. The minimum lease payments on this building are approximately $0.3 million per year and the lease expires in February 2014.

In an effort to reduce the Company’s costs due to the reduction in sales of its low-end telescopes and imported products, the Company eliminated its U.S. distribution operations effective March 2012. The Company is currently attempting to sublease its vacant warehouse, which comprises approximately 19,000 square feet of its Irvine, California building.

The Company also leases a building in Tijuana, Mexico which is approximately 50,000 square feet and serves primarily as its manufacturing, assembly and distribution operations for certain of the Company’s products or components thereof. The minimum lease payments on this building are approximately $0.3 million per year and the lease expires in December 2012. The Company is currently negotiating a new lease with its landlord in Mexico.

The Company’s management believes that all facilities occupied by the Company are adequate for present requirements. The Company’s management believes its current equipment is suitable for the operations involved and does not know of any specific instances in which any of its equipment will require substantial repair or replacement. However, much of the Company’s equipment is fully depreciated and is several years old; as such, it is possible that investment in repair or replacement of equipment will be necessary in the near future.

Item 3. Legal Proceedings

Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s Common Stock during each quarterly period for the fiscal years ended February 29, 2012 and February 28, 2011 were:

Year Ended February 29, 2012	High	Low
Fourth quarter	$3.51	$3.01
Third quarter	$4.26	$3.30
Second quarter	$5.24	$3.80
First quarter	$4.25	$3.46

Year Ended February 28, 2011	High	Low
Fourth quarter	$4.32	$3.34
Third quarter	$3.50	$3.02
Second quarter	$3.48	$3.13
First quarter	$4.13	$3.71

The reported closing sales price of the Company’s Common Stock on the NASDAQ Capital Market on May 21, 2012 was $3.65. As of May 21, 2012, there were 105 holders of record of the Company’s Common Stock.

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

Overview of the Company and Recent Developments

Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer products, primarily telescopes, telescope accessories and sport optics products such as binoculars and spotting scopes. We design our products in-house or with the assistance of external consultants. Most of our products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled in our Mexico facilities. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through international distributors worldwide. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters and served as our U.S. distribution facility through February 2012, at which time we eliminated the U.S. positions associated with our U.S. distribution activities in order to reduce the Company’s costs in reaction to the decline in sales of the Company’s low-end telescopes and other imported products. The distribution of the Company’s products, including imported products, is now managed at our Mexico facility which contains our manufacturing, assembly, repair, packaging, research and development, distribution and other general and administrative operations. Our business is highly seasonal and our financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.

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

Revenue Recognition

The Company’s revenue recognition policy complies with ASC No. 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

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

Income taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the fiscal year ended February 29, 2012, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

As of February 29, 2012 and as of February 28, 2011, the Company has no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At February 29, 2012, there were no accrued interest and penalties related to uncertain tax positions.

The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico.

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	0000000	0000000
	Years Ended
	February 29,	February 28,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	75.4	77.5

Gross profit	24.6	22.5

Operating expenses:
Selling	10.9	9.3
General and administrative	15.8	15.9
Research and development	4.2	3.0

Loss from operations	(6.3)	(5.7)
Interest income, net	—	—

Loss before income taxes	(6.3)	(5.7)
Provision for income taxes	0.3	(0.3)

Net loss	(6.6)%	(5.4)%

The following table summarizes our net sales by product category (in millions):

	0000000	0000000
	Years Ended
	February 29,	February 28,
	2012	2011
Telescopes & related products	$17.8	$23.3
Weather stations & timing products	0.7	1.0
Sport Optics	1.5	0.2
Other	1.6	1.8

Net sales	$21.6	$26.3

Fiscal 2012 Compared to Fiscal 2011

The Company reported net sales of $21.6 million during the fiscal year ended February 29, 2012, a decrease of $4.7 million or 18% from net sales of $26.3 million during the fiscal year ended February 28, 2011.

Approximately $2.7 million or 57% of this decrease in net sales was due to a decrease in net sales of the Company’s imported low-end telescope products to mass-retail customers. This decrease of sales of low-end telescopes to mass-retail customers was partially offset by sales of sport optics products to such customers. Sales of sport optics products to mass retail customers increased approximately $1.3 million compared to the prior year. Sales of nearly all of the Company’s other products were down. Declines in the Company’s high-end and intermediate telescope and related products were attributed to increased competition, effects on consumer discretionary spending associated with the general economic conditions and a decrease in order fulfillment attributed primarily to the announcement of the Company’s new LX800 and LX80 products in fall 2011. The Company received approximately $1.5 million in orders for these products during the fourth quarter of fiscal 2012 but the Company was not able to begin shipping these products until after the end of fiscal 2012. The LX800 began shipping in April 2012 and the LX80 is expected to ship soon after that.

Approximately 15% of the Company’s net sales during the fiscal year ended February 28, 2011 were from one customer. No such concentration existed during the fiscal year ended February 29, 2012. The primary reason for the decline in sales to these customers was a decrease in sales of lower-end telescope products which the Company imported from suppliers located in China.

The gross profit margin during fiscal 2012 increased to 25% of net sales, compared with 23% of net sales in fiscal 2011. This improvement in the gross profit margin was driven primarily by a favorable change in product mix as the Company sold less low-end telescopes and imported products which typically earn a lower margin and are characterized by substantial returns by consumers who purchase those products at mass retail stores which have liberal return policies. Consumers who purchase the Company’s high end and intermediate telescopes and related accessories are most often knowledgeable about the product and are less likely to purchase the products impulsively and return the product to the retail store.

Selling expenses decreased from $2.5 million (9% of net sales) in fiscal 2011 to $2.4 million (11% of net sales) in fiscal 2012. This decrease was attributable to reduced net sales, offset partially by increases in discretionary spending such as advertising expenses attributable to new product introductions and related promotions. In order to address the increase in selling expenses as a percentage of net sales, the Company eliminated approximately 10 positions relating to its U.S. sales and distribution operations in January 2012 due to the decline in sales of the Company’s low-end telescopes and imported products. These reductions are expected to save the Company approximately $0.7 million annually.

General and administrative expenses for fiscal 2012 were $3.4 million (16% of net sales), a decrease of $0.8 million or 19% compared to $4.2 million (16% of net sales) in fiscal 2011. Approximately $0.2 million or 25% of the decrease was due to lower stock compensation expense. Approximately $0.2 million or 25% was attributable to further reductions in headcount. The remainder of the decrease was comprised of reductions in property and use taxes due to a reduction in the Company’s property and equipment located in Orange County, California, and lower insurance, legal fees, and other expenses as part of the Company’s continued efforts to minimize its costs.

Research and development expenses increased approximately $0.1 million or 15% from $0.8 million in fiscal 2011 to $0.9 million in fiscal 2012. The Company has been in the process of developing several new products which are intended to capitalize on the Company’s competitive advantages and to broaden the Company’s product line into areas of the market which the Company has been absent in for several years—such as German equatorial mounted telescopes. The LX800 and LX80 telescopes were announced in Fall 2011 and the LX600 is in the process of being announced. Additional product development projects are planned to be completed in fiscal 2013.

The Company earned interest income in fiscal 2012 and 2011, due to the continued cash balance the Company maintains. The reduction in interest income from $3 thousand in fiscal 2011 to $2 thousand in fiscal 2012 was due to lower rates and average carrying balances.

Liquidity and Capital Resources

Fluctuations in Cash & Working Capital

The Company had cash and cash equivalents of $3.9 million at February 29, 2012, a decrease of $1.2 million or 24% compared to $5.1 million at February 28, 2011 despite no change in the net loss (i.e., a net loss of $1.4 million in both years).

Approximately $0.9 million or 75% of the decrease in cash was due to an increase in cash used by operating activities due to net unfavorable fluctuations in working capital, such as increases in inventories and reductions in accounts payable and accrued liabilities.

In fiscal 2012, inventories increased by approximately $0.6 million primarily due to the fact that the Company’s new LX800 and LX80 products were awaiting final development changes prior to their being approved for shipment. In addition, accounts receivable decreased approximately $1.0 million compared to the prior year because of a decrease in net sales in the fourth quarter, not because of an improvement in the Company’s cash conversion cycle. The net increase in working capital in fiscal 2012 compared to the prior year resulted in an increase in cash used by operations of $0.2 million in fiscal 2012.

In fiscal 2011, the Company increased cash provided by operating activities by $0.7 million as a result of a reduction in working capital achieved by reducing its inventory as part of a concentrated effort to reduce inventory and reducing its sales backlog in the fourth quarter of fiscal 2011.

The remaining $0.3 million or 25% of the decrease in cash was due to the fact that the loss in fiscal 2012 was comprised of less non-cash expenses such as depreciation and amortization and stock-based compensation compared to fiscal 2011.

Access to Credit

The Company currently has in place an undrawn $10 million secured credit facility with First Capital. The original term of the agreement expired in January 2012, at which time the prepayment penalty provision expired but the expiration of the initial term did not materially affect the lender’s ability to restrict, reduce or eliminate the Company’s access to credit. The Company continues to assign its invoices to First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory located in the U.S. Availability on this facility amounted to over $0.9 million as of February 29, 2012 (approximately 80% of accounts receivable). While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements. The Company is currently working to reduce its credit facility in order to minimize the costs of the credit facility and right-size the facility according to the Company’s needs.

The Company currently anticipates that cash on hand and funds generated from operations will be sufficient to meet the Company’s anticipated cash requirements for fiscal 2013.

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

Cost Reductions

In February 2012, the Company eliminated all U.S. positions relating to its U.S. distribution operations as well as certain sales positions relating to its low-end telescope sales. This headcount reduction is expected to save the Company approximately $0.7 million per year.

As part of this restructuring, the Company relocated its U.S. inventory to its Mexico facility and is working with a real estate broker to sublease its U.S. warehouse, which is approximately 19,000 square feet of the Company’s 25,000 square foot facility in Irvine, California. The Company estimates that it could save an additional $0.1 million per year if it successfully subleases its U.S. warehouse.

In addition, the Company pays approximately $0.4 million annually for its current corporate office and warehouse located in Irvine, California; the lease expires in February 2014. According to discussions with the Company’s real estate broker, current market value for office space that is deemed sufficient for the remaining U.S.operations would be approximately $0.1 million annually, which would constitute savings of $0.3 million per year. As a result, the Company is exploring a sublease of all or a portion of its Irvine operations. However, there can be no assurance that the Company will be able to find a sublessee in order to realize the potential savings.

The movement of inventory out of the U.S., as part of the restructuring of the Company’s distribution operations, will reduce the Company’s ability to borrow on that inventory. However, the Company has not advanced on its credit facility against its inventory since inception of its initial agreement with First Capital in January 2009 and does not anticipate needing to borrow against its inventory in the future. In addition, eliminating the inventory component of the credit facility will reduce the costs of the Company’s credit facility. The Company is currently negotiating for a reduced credit facility, which will likely be reduced from $10 million to $5 million as the Company’s net sales could not generate a borrowing base of $10 million nor would the Company need to advance such a large amount for short-term working capital needs. The Company paid approximately $0.3 million of fees associated with its credit facility in fiscal 2012. If the Company is able to replace its current credit facility, the Company believes it could achieve potential savings of $0.1 million.

The following table summarizes the effected and potential cost reductions outlined above:

	Cost Reductions
	Effected	Potential
	(In millions)
Headcount reductions in U.S. sales and distribution	$0.7	$—
Sublease of U.S. warehouse	—	0.1
Sublease of U.S. office, net of rent on new office	—	0.1
Reduction of credit facility size and scope	—	0.1

	$0.7	$0.3

Capital expenditures, including financed purchases of equipment, aggregated $0.1 million for each of the years ended February 29, 2012 and February 28, 2011. The Company had no material capital expenditure commitments at February 29, 2012.

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

Forward-Looking Information

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the Company’s ability to expand the markets for telescopes, binoculars, and other optical products; the Company’s ability to continue to develop and bring to market new and innovative products that will be accepted by consumers; the Company’s ability to increase production of its high-end products and stimulate demand for those products; the Company’s ability to overcome intense competition in its low-end products and increase demand for those products; the Company’s ability to further develop its wholly-owned manufacturing facility in Mexico in combination with its existing manufacturing capabilities; the Company expanding its distribution network; the Company’s ability to further develop its international business; the Company experiencing fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that its contingent liabilities will not have a material effect on the Company’s financial position or results of operations; the extent to which the

Company will be able to leverage its design and manufacturing expertise into markets outside its core consumer markets; the Company’s expectations that certain new accounting pronouncements will not have a material impact on the Company’s results of operations or financial position; the Company’s expectation that it will have sufficient funds to meet any working capital requirements during the foreseeable future with internally generated cash flow and borrowing ability; and the Company’s ability to achieve and sustain profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that as of February 29, 2012, our internal control over financial reporting is effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Controls over Financial Reporting.

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets at February 29, 2012 and February 28, 2011	F-2

	Consolidated Statements of Operations for each of the two years in the period ended February 29, 2012	F-3

	Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended February 29, 2012	F-4

	Consolidated Statements of Cash Flows for each of the two years in the period ended February 29, 2012	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedule:

For each of the two years in the period ended February 29, 2012—II—Valuation and Qualifying Accounts

3.	Exhibits included or incorporated herein: See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Meade Instruments Corp.

We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 29, 2012 and February 28, 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MOSS ADAMS LLP
Irvine, CA
May 29, 2012

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Fiscal Years Ended
	February 29, 2012	February 28, 2011
ASSETS
Current assets:
Cash	$3,904	$5,076
Accounts receivable, less allowance for doubtful accounts of $139 at February 29, 2012 and $408 at February 28, 2011	1,668	2,784
Inventories	6,633	6,038
Prepaid expenses and other current assets	208	245

Total current assets	12,413	14,143
Property and equipment, net	170	257
Intangible assets, net	705	875
Other assets, net	105	109

	$13,393	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,498	$1,704
Accrued liabilities	1,686	2,149

Total current liabilities	3,184	3,853
Deferred rent	25	24

Commitments and contingencies

Stockholders’ equity:
Common Stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at February 29, 2012 and February 28, 2011	12	12
Additional paid-in capital	52,670	52,572
Accumulated deficit	(42,498)	(41,077)

Total Stockholders’ equity	10,184	11,507

	$13,393	$15,384

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	February 29, 2012	February 28, 2011
Net sales	$21,586	$26,340
Cost of sales	16,282	20,406

Gross profit	5,304	5,934
Selling expenses	2,360	2,457
General and administrative expenses	3,408	4,199
Research and development expenses	897	778

Operating loss	(1,361)	(1,500)
Interest income	(2)	(3)

Loss before income taxes	(1,359)	(1,497)
Income tax expense (benefit)	62	(76)

Net loss	$(1,421)	$(1,421)

Net loss per share—basic and diluted	$(1.22)	$(1.22)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
BALANCE AT FEBRUARY 28, 2010	1,167	$12	$52,249	$(39,656)	$12,605
Stock-based compensation	—	—	323	—	323
Net loss	—	—	—	(1,421)	(1,421)

BALANCE AT FEBRUARY 28, 2011	1,167	$12	$52,572	$(41,077)	$11,507
Stock-based compensation	—	—	98	—	98
Net Loss	—	—	—	(1,421)	(1,421)

BALANCE AT FEBRUARY 29, 2012	1,167	$12	$52,670	$(42,498)	$10,184

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net loss	$(1,421)	$(1,421)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	314	477
Bad debt expense	77	(8)
Stock-based compensation	98	323
Deferred rent amortization	1	8
Changes in assets and liabilities:
Accounts receivable	1,039	(593)
Inventories	(595)	1,456
Prepaid expenses and other current assets	42	28
Accounts payable	(206)	(7)
Accrued liabilities	(463)	(175)

Net cash (used in) provided by operating activities	(1,114)	88

Cash flows from investing activities:
Capital expenditures	(58)	(67)
Proceeds from sale of fixed assets	—	—

Net cash (used in) investing activities	(58)	(67)

Cash flows from financing activities	—	—

Net (decrease) increase in cash	(1,172)	21

Cash at beginning of year	5,076	5,055

Cash at end of year	$3,904	$5,076

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$26	$6

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Operations

Meade Instruments Corp. (the “Company”) is engaged in the design, manufacture, marketing and sale of consumer products, primarily telescopes, telescope accessories and binoculars. The Company designs its products in-house or with the assistance of external consultants. Most of the entry level products are manufactured overseas by contract manufacturers in Asia, while the high-end telescopes are manufactured and assembled at the Company’s Mexico facility. Sales of the Company’s products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. The Company currently operates out of two primary locations: Irvine, California and Tijuana, Mexico. The California facility serves as the Company’s corporate headquarters, research and development facility; the Mexico facility contains the Company’s manufacturing, assembly, repair, packaging, distribution and other general and administrative functions. The Company’s business is highly seasonal and the financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.

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

2. Liquidity

The Company had cash and cash equivalents of $3.9 million at February 29, 2012. The Company funded its operations with internally generated cash flows and did not draw any funds against its credit facility during fiscal 2012 or fiscal 2011. The Company currently anticipates that cash on hand and funds generated from operations will be sufficient to meet the Company’s anticipated cash requirements for fiscal 2013.

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

Revenue recognition

The Company’s revenue recognition policy complies with ASC No. 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, typically at the time of shipment, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized at the time of shipment if these criteria are not met. Under certain circumstances, the Company accepts product returns or offers markdown incentives. Material management judgments must be made and used in connection with establishing sales returns and allowances estimates. The Company continuously monitors and tracks returns and allowances and records revenues net of provisions for returns and allowances. The Company’s estimate of sales returns and allowances is based upon several factors including historical experience, current market and economic conditions, customer demand and acceptance of the Company’s products and/or any notification received by the Company of such a return. Historically, sales returns and allowances have been within management’s estimates; however, actual returns may differ significantly, either favorably or unfavorably, from management’s estimates depending on actual market conditions at the time of the return.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, the Company evaluates inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company’s manufacturing facilities. If the Company’s review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company’s current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Intangible assets

The Company accounts for acquisition-related intangible assets in accordance with FASB Accounting Standards Codification (“ASC”) No. 805-10, Business Combinations, and ASC No. 350-20, Goodwill and Other Intangible Assets. A portion of the remaining difference between the purchase price and the fair value of net tangible assets at the date of acquisition is included in the balance sheet as acquisition-related intangible assets. Amortization periods for the intangible assets subject to amortization range from seven to fifteen years depending on the nature of the assets acquired. The carrying value of acquisition-related intangible assets, including the related amortization period, is evaluated in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount exceeds the fair value, which is determined based upon estimated discounted future cash flows based upon our estimated cost of capital, an impairment loss is reflected in loss from operations. Such estimates are subject to change and we may be required to recognize an impairment loss in the future.

Income taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the fiscal year ended February 29, 2012, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At February 29, 2012, there were no accrued interest and penalties related to uncertain tax positions.

The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico.

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Shipping and handling costs

The Company records shipping and handling costs in selling expenses. For the years ended February 29, 2012 and February 28, 2011, the Company incurred shipping and handling costs of $0.6 million and $0.7 million, respectively.

Advertising

The Company expenses the costs of advertising, including production costs, as incurred. For the years ended February 29, 2012 and February 28, 2011, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $0.5 million and $0.3 million, respectively. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.

Research and development

Expenditures for research and development costs are charged to expense as incurred.

Loss per share

For each of the years ended February 29, 2012 and February 28, 2011, the Company incurred a net loss. Other than stock options, the Company has no dilutive securities. Therefore, there is no difference between the number of shares used in the calculation of basic and diluted earnings per share with respect to the net losses reported.

Basic earnings (loss) per share amounts exclude the dilutive effect of potential shares of Common Stock. Basic earnings (loss) per share is based upon the weighted-average number of shares of Common Stock outstanding, which excludes unallocated ESOP shares. Diluted earnings (loss) per share is based upon the weighted-average number of shares of Common Stock and dilutive potential shares of Common Stock outstanding for each period presented. Potential shares of Common Stock include outstanding stock options which are included under the treasury stock method. For fiscal years ended February 29, 2012 and February 28, 2011, options to purchase 77,350 and 78,113 shares of Common Stock, respectively, were also excluded from diluted weighted average shares of Common Stock, as the option exercise prices were greater than the average market price of the Company’s Common Stock and, therefore, the effect would be anti-dilutive.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk are principally accounts receivable and cash. The Company maintains an allowance for doubtful accounts at a level deemed appropriate by management based on historical and other factors that affect collectibility. Based upon the Company’s assessment of the recoverability of the receivables from its customers and in the opinion of management, the Company has established adequate reserves related to accounts receivable. The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

The Company generated approximately 22% of its net sales from its top two customers during the fiscal year February 28, 2011. These customers did not have any amounts due to the Company at February 28, 2011. No such concentration existed during the fiscal year ended February 29, 2012.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product warranties

The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade® brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado® products have limited five-year warranties. Included in the warranty accrual as of February 29, 2012, is $0.5 million and as of February 28, 2011, $0.5 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities.

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Fiscal Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Beginning balance	$810	$883
Warranty accrual	217	46
Labor and material	(291)	(119)

Ending balance	$736	$810

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC No. 718-10, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC No. 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2012 and 2011, were approximately $0.1 million and $0.3 million, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

The facility consists of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility was initially set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also contain unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions. No amount was outstanding under this facility at February 29, 2012 and February 28, 2011.

While the agreements with First Capital do not contain explicit financial covenants, the agreements provide First Capital with significant latitude in restricting, reducing, or withdrawing the Company’s lines of credit at its sole discretion. If First Capital restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreements, the Company may be required to pursue additional sources of liquidity such as equity financings or a new debt agreement with other creditors, either of which may contain less favorable terms, if at all. The facility with First Capital expired in January 2012. After the expiration of the initial term of the agreements, the Company continued factoring its receivables with First Capital and sixty days prior notice is required for the Company to terminate the agreements. The expiration of the initial term of the agreements did not affect the ability of First Capital to terminate the agreement as described above.

5. Intangible Assets

Intangible assets were a result of an acquisition that occurred on December 1, 2004 and included the following assets:

		February 29, 2012			February 28, 2011
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net book Value
	(In thousands)
Trademarks	7-15	$424	$(361)	$63	$424	$(326)	$98
Completed technologies	12	1,620	(978)	642	1,620	(843)	777

Total		$2,044	$(1,339)	$705	$2,044	$(1,169)	$875

The changes in the carrying amount of acquisition-related intangible assets for the years ended February 29, 2012 and 2011, respectively, are as follows:

Amortizing Intangible Assets
(In thousands)
Balance, net, February 28, 2010	$1,046
Amortization	(171)

Balance, net, February 28, 2011	$875
Amortization	(170)

Balance, net, February 29, 2012	$705

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2013	$171
2014	162
2015	135
2016	135
2017	102

Total	$705

6. Commitments and Contingencies

The Company leases its corporate office in Irvine, California, with the lease expiring on February 28, 2014. Lease payments for this lease are subject to annual increases ranging between 2% to 4% per annum.

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

Aggregate future minimum commitments under noncancellable leases at February 29, 2012 that have remaining terms in excess of one year are as follows:

Fiscal Year	(In thousands)
2013	$545
2014	287
2015	—

$832

For each of the fiscal years ended February 29, 2012 and February 28, 2011, the Company incurred rent expense of $0.6 million.

Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7. Income Taxes

Pretax loss is as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Domestic	$(1,503)	$(1,586)
Foreign	144	89

	$(1,359)	$(1,497)

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the (benefit) provision for income taxes on continuing operations are as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Current:
Federal	$—	$(31)
State	24	(98)
Foreign	38	53

	62	(76)

Deferred:
Federal	9,085	(692)
State	938	(102)
Foreign	—	—
Deferred tax asset valuation allowance	(10,023)	794

	—	—

	$62	$(76)

The provision for income taxes on continuing operations differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.3	4.3
Foreign taxes	0.8	(3.5)
Research and development credits	1.2	1.1
Permanent differences	(0.8)	(0.1)
Adjustment to prior year deferred taxes	(8.1)	12.6
Reversal of deferred tax asset related to section 382	(773.5)	—
Valuation allowance	736.9	(53.0)
Changes in uncertain tax positions	—	7.1
Benefit for Federal research and development credits monetized	—	2.1
Other	0.7	0.5

	(4.5)%	5.1%

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities were comprised of the following:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Sales returns	$325	$1,152
Inventory and accounts receivable	1,137	1,353
Accrued liabilities	168	155
Intangibles	526	559
Credits	—	5,123
Fixed assets	609	697
Stock-based compensation	400	371
Other	14	11
Net operating losses	17,374	21,155

Total deferred tax assets	20,553	30,576
Less valuation allowance	(20,553)	(30,576)

	$—	$—

The change in valuation allowance for the years ended February 29, 2012 and February 28, 2011 was $10.0 million and $0.8 million, respectively, to recognize the uncertainty of realizing the benefits of the Company’s deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

As of February 29, 2012, the Company has approximately $57.3 million and $58.6 million of net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carryforwards will begin to expire during the fiscal years ending February 28, 2023 for federal income tax purposes and February 28, 2013 for state income tax purposes. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3.8 million and $1.3 million, which begin to expire during the fiscal years ending February 28, 2014 and February 28, 2021, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.

Section 382 Limitation

As of February 29, 2012, the Company has approximately $57.3 million and $58.6 million of net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carryforwards will begin to expire during the fiscal years ending February 28, 2023 for federal income tax purposes and February 28, 2013 for state income tax purposes. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3.8 million and $1.3 million, which begin to expire during the fiscal years ending February 28, 2014 and February 28, 2021, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards and tax credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. Management believes that a Section 382 ownership change has occurred. As a result, approximately $37.2 million of the NOLs are subject to an annual limitation. Approximately $0.8 million and $0.5 million of federal and state Research and Development credits, respectively, and $3.8 million of foreign tax credits are also subject to the same limitation.

Management has performed an analysis of whether an ownership change has occurred for tax reporting purposes. Based upon our analysis, we believe that approximately $14.5 million and $8.0 million of federal and state NOLs, respectively, $0.8 million and $0.5 million of federal and state Research and Development credits, respectively, and $3.8 million of foreign tax credits may expire unutilized. As a result, we removed these assets from the above schedule of deferred tax assets. Since any recognizable deferred tax assets would be fully reserved, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

As of February 29, 2012 and as of February 28, 2011, the Company had no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of February 29, 2012 and as of February 28, 2011, no interest and penalties related to uncertain tax positions were accrued.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Years Ended
	February 29, 2012	February 28, 2011
(In thousands)
Unrecognized tax benefit beginning balance	$—	$0.1
Additions bases on tax positions related to the current year	—	—
Deductions bases on tax positions related to the current year	—	—
Additions for tax positions of prior year	—	—
Deductions for tax positions of prior year	—	—
Deductions due to settlements with taxing authorities	—	(0.1)
Deductions due to expiration of statute of limitations	—	—

Unrecognized tax benefits ending balance	$—	$—

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

8. Business Segments, Geographic Data and Major Customers

The Company is a multinational consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other consumer products. The Company is organized and operates as one segment in one principal geographic location—North America. Product sales and geographic data are as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Product sales:
Telescope and telescope accessories	$17,826	$23,305
Weather Stations	702	1,000
Sport optics	1,497	192
Other	1,561	1,843

	$21,586	$26,340

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Geographic data—product sales:
North America	$14,398	$19,647
Europe	3,368	4,140
Other Foreign/export	3,820	2,553

	$21,586	$26,340

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Loss Per Share

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

The total number of options and restricted shares outstanding were as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Stock options outstanding	77	78
Restricted shares outstanding	63	—

A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding were as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Basic weighted average number of shares	1,167	1,167
Dilutive potential shares of Common Stock	—	—

Diluted weighted average number of shares outstanding	1,167	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s Common Stock	77	78
Potential shares of Common Stock excluded from the calculation of weighted average shares	64	—

Weighted average shares for the fiscal 2012 and 2011, respectively, exclude the aggregate dilutive effect of potential shares of Common Stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

10. Stock Incentive Plan

The fair value of the Company’s stock options granted during the last two fiscal years was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended
	February 29, 2012	February 28, 2011
Expected life (years)(1)	6.0	5.8
Expected volatility(2)	160%	166%
Risk-free interest rate(3)	1.1%	1.2%
Expected dividends	None	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s Common Stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2012, there was approximately $0.01 million of unrecognized compensation cost related to unvested stock options. The $0.01 million as of February 29, 2012 is expected to be recognized over a weighted-average period of approximately 2 years.

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

Option activity under these plans and Agreement (the “Option Plans”) during fiscal years 2012 and 2011 was as follows:

	Option Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2010	78	$17.60
Granted	1	3.30
Forfeited	(1)	(100.00)

Options outstanding at February 28, 2011	78	12.71
Granted	1	4.39
Forfeited	(2)	(57.57)

Options outstanding at February 29, 2012	77	$11.11

	At February 29, 2012
	Options Outstanding			Options Exercisable
	Number of Options (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options (In thousands)	Weighted Average Exercise Price
$3.00 – $14.80	66	7.1 years	$4.40	64	$4.40
$15.00 – $50.00	7	1.2 years	$41.20	7	$41.20
$50.20 – $59.80	2	2.8 years	$55.70	2	$55.70
$60.00 – $79.80	1	2.2 years	$63.80	1	$63.80
$80.00 – $199.80	1	0.4 years	$94.20	1	$94.20

	77			75

The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the 1997 Plan range from $3.00 to $199.80 per share and are exercisable over periods ending no later than 2021.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11. Composition of Certain Balance Sheet Accounts

The composition of accounts receivables, net of reserves, is as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Due from factor	$1,183	$3,405
Accounts receivable, other	485	(621)

	$1,668	$2,784

The total due from factor at February 29, 2012, included approximately $1.1 million of invoices assigned on a recourse basis. Accordingly, the credit risk associated with the assigned invoices remained with the Company at February 29, 2012. As disclosed in footnote 4, the Company has a factoring agreement with FCC, LLC, d/b/a First Capital.

The composition of inventories is as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Raw materials	$2,549	$2,264
Work in process	2,424	1,624
Finished goods	1,660	2,150

	$6,633	$6,038

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of property and equipment is as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Molds and dies	$1,234	$1,203
Machinery and equipment	4,507	4,482
Furniture and fixtures	251	251
Autos and trucks	199	199
Leasehold improvements	138	139

	6,329	6,274
Less accumulated depreciation and amortization	(6,159)	(6,017)

	$170	$257

For the fiscal years ended February 29, 2012 and February 28, 2011, the Company recorded depreciation expense of $0.3 million and $0.4 million, respectively.

The composition of accrued liabilities is as follows:

	Years Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$481	$708
Warranty costs, Meade	242	271
Warranty costs, Simmons & Weaver	494	539
Freight expenses	21	88
Advertising and marketing expenses	117	136
Professional fees	66	28
Customer deposits	146	161
Other	119	218

	$1,686	$2,149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2012
MEADE INSTRUMENTS CORP.

	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN G. MURDOCK Steven G. Murdock	Director, Chief Executive Officer (Principal Executive Officer)	May 29, 2012

/s/ JOHN A. ELWOOD John A. Elwood	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2012

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director and Chairman of the Board	May 29, 2012

/s/ FREDERICK H. SCHNEIDER, JR. Frederick H. Schneider, Jr.	Director	May 29, 2012

/s/ MARK D. PETERSON Mark D. Peterson	Director	May 29, 2012

/s/ PAUL D. SONKIN Paul D. Sonkin	Director	May 29, 2012

/s/ MICHAEL R. HAYNES Michael R. Haynes	Director	May 29, 2012

II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts	Balance At Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance At End of Period
Year ended February 29, 2012	$408	$77	$346	$139
Year ended February 28, 2011	$416	$31	$39	$408

(1)	Principally recoveries and write-off of delinquent accounts

EXHIBIT INDEX

Exhibit	Description	Incorporation Reference

3.1†	Certificate of Incorporation of Meade Instruments Corp. (“Company”), as amended	(c)

3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(j)

3.5†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(a)

3.7†	Second Amended and Restated Bylaws of the Company	(x)

3.10†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(hh)

4.1†	Specimen Stock Certificate	(d)

4.5†	Registration Rights Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(ll)

10.24†	Celtic Master Lease, dated as of February 23, 1995, between the Company and Celtic Leasing Corp.	(b)

10.35†	Form Indemnity Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(i)

10.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(q)

10.63†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.65†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.66†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.67†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(ee)

10.69†+	Meade Instruments Corp. 2008 Stock Incentive Plan	(g)

10.70†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 2008 Stock Incentive Plan	(x)

10.71†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 2008 Stock Incentive Plan	(x)

10.72†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 2008 Stock Incentive Plan	(x)

10.73†+	Employment Agreement effective as of February 1, 2010 between Meade Instruments Corp. and Steven Murdock	(y)

10.74†+	Employment Agreement effective as of February 1, 2010 between Meade Instruments Corp. and John Elwood	(y)

Exhibit	Description	Incorporation Reference

10.77†+	Settlement Agreement, dated June 13, 2006, and entered into by and among, on the one hand, Hummingbird Value Fund, L.P., Hummingbird Management, LCC, Hummingbird Microcap Value Fund, L.P., Hummingbird Capital, LCC, Hummingbird Concentrated Fund, L.P., Summit Street Value Fund, L.P., Summit Street Management, LLC, Summit Street Capital, LLC, Monarch Activist Partners L.P., Chadwick Capital Management, LLC, Sohail Malad, Arthur T. Williams, III, Jennifer A. Wallace, Paul D. Sonkin, and James Chadwick (the Investor Group) and on the other hand, Meade Instruments Corp.	(z)

10.78†+	Amendment to Employment Agreement dated as of June 29, 2011 between Meade Instruments Corp. and Steven G. Murdock	(m)

10.79†+	Amendment to Employment Agreement dated as of June 29, 2011 between Meade Instruments Corp. and John A. Elwood	(n)

10.80†+	Restricted Stock Award Agreement dated as of June 29, 2011 between Meade Instruments Corp. and Steven G. Murdock	(s)

10.81†+	Restricted Stock Award Agreement dated as of June 29, 2011 between Meade Instruments Corp. and John A. Elwood	(t)

10.84†	Buyer’s Agency Agreement, dated as of November 2, 2006, by and between Meade Instruments Corp., a Delaware corporation, and ThreeSixty Sourcing Ltd., a Hong Kong corporation	(dd)

10.96†	Purchase Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein	(ll)

10.110†	Asset Purchase Agreement, dated as of June 12, 2008, by and among Simmons Outdoor Corporation, a Delaware corporation, and Bushnell, Inc., a Delaware corporation, and Meade Instruments Corp., a Delaware corporation	(tt)

10.117†	Purchase Agreement dated January 27, 2009 by and among Meade Instruments Europe Corp., a California corporation, Bresser GmbH, a German corporation, Meade Instruments Corp., a Delaware corporation, Helmut Ebbert, Meade Instruments Europe GmbH & Co. KG and Meade Instruments Verwaltungs GmbH	(yy)

10.118†	Factoring and Inventory Advances Agreement dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(zz)

10.119†	Loan and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC, LLC	(aaa)

10.120†	Factoring and Security Agreement — Factor Sub Accounts dated as of February 6, 2009 between Meade Instruments Corp. and FCC Factor Subsidiary, LLC	(bbb)

10.124†	Lease dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.126†+	Nonqualified Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.127†+	Stand-Alone Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

31.2	Sarbanes-Oxley Act Section 302 Certification by John A. Elwood

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2	Sarbanes-Oxley Act Section 906 Certification by John A. Elwood

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit	Description	Incorporation Reference

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

†	Previously filed with the Securities Exchange Commission as set forth in the following table:
+	Management contract or compensatory plan or arrangement.
(a)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009.
(b)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on February 27, 1997.
(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.
(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.
(e)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2011.
(g)	Incorporated by reference to Annex A of the Company’s 2008 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on June 16, 2008.
(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 29, 2000.
(j)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.
(k)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2001, as filed with the Securities and Exchange Commission on May 29, 2001.
(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.
(m)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2011.
(n)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2011.
(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.
(s)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2011.
(t)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2011.
(x)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2009, as filed with the Securities and Exchange Commission on June 15, 2009.
(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010.
(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.
(dd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006.
(ee)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.
(hh)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.

(ll)	Incorporated by reference to Exhibit 10.99 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2007.
(tt)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008.
(yy)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2009.
(zz)	Incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.
(aaa)	Incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.
(bbb)	Incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2009.
(ddd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2009.
(fff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 19, 2009.