Form 10-Q
period 2012-05-31
MEADE INSTRUMENTS CORP
filed 2012-07-16
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 13, 2012, there were 1,229,767 outstanding shares of the Registrant’s common stock issued, par value $0.01 per share.

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 31, 2012	February 29, 2012
ASSETS
Current assets:
Cash	$2,701	$3,904
Accounts receivable, less allowance for doubtful accounts of $111 at May 31, 2012 and $139 at February 29, 2012	1,889	1,668
Inventories	6,269	6,633
Prepaid expenses and other current assets	309	208

Total current assets	11,168	12,413
Property and equipment, net	218	170
Intangible assets, net	662	705
Other assets, net	102	105

	$12,150	$13,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276	$1,498
Accrued liabilities	1,416	1,686

Total current liabilities	2,692	3,184
Deferred rent	23	25
Commitments and contingencies
Stockholders’ equity:
Common Stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at May 31, 2012 and February 29, 2012	12	12
Additional paid-in capital	52,679	52,670
Accumulated deficit	(43,256)	(42,498)

Total Stockholders’ equity	9,435	10,184

	$12,150	$13,393

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended May 31,
	2012	2011
Net sales	$4,104	$4,173
Cost of sales	3,564	2,804

Gross profit	540	1,369
Selling expenses	415	459
General and administrative expenses	904	944
Research and development expenses	272	199
Release of warranty liability	(293)	—

Operating loss	(758)	(233)
Interest income	—	(1)

Loss before income taxes	(758)	(232)
Income tax expense (benefit)	—	—

Net loss	$(758)	$(232)

Net loss per share—basic and diluted	$(0.65)	$(0.20)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(758)	$(232)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Release of warranty liability	(293)	—
Depreciation and amortization	77	83
Bad debt expense	(28)	9
Stock-based compensation	9	51
Deferred rent amortization	(2)	—
Gain on sale of fixed assets	(5)	—
Changes in assets and liabilities:
Accounts receivable	(193)	137
Inventories	364	(471)
Prepaid expenses and other current assets	(99)	(217)
Accounts payable	(222)	(203)
Accrued liabilities	24	(255)

Net cash used in operating activities	(1,126)	(1,098)

Cash flows from investing activities:
Capital expenditures	(82)	(4)
Proceeds from sale of fixed assets	5	—

Net cash used in investing activities	(77)	(4)

Cash flows from financing activities	—	—

Net decrease in cash	(1,203)	(1,102)

Cash at beginning of period	3,904	5,076

Cash at end of period	$2,701	$3,974

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

In the opinion of the management of the Company, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

At May 31, 2012 and 2011, the Company had cash and cash equivalents of $2.7 million and $4.0 million, respectively, as compared to $3.9 million and $5.1 million at February 29, 2012 and February 28, 2011, respectively. Net cash used in operating activities was approximately $1.1 million during each of the three months ended May 31, 2012 and 2011.

The Company typically experiences increases in accounts receivable and inventories and a corresponding decrease in cash beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease, and cash increases, at the end of the Company’s fiscal year. Cash flows provided by operating activities during the Company’s fourth fiscal quarters were $2.7 million and $2.9 million, respectively. Cash flows (used in) provided by operating activities for fiscal 2012 and fiscal 2011 were $(1.1) million and $0.1 million, respectively

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $1.2 million as of May 31, 2012 and was based solely on accounts receivable as substantially all of the Company’s inventory was deemed ineligible due to it being located in Mexico. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.

The initial term of the credit facility with First Capital ended in January 2012. At the expiration of the initial term of the agreement, the Company has continued to factor its receivables with First Capital on a month-to-month basis and sixty days prior notice shall be required for the Company to terminate the agreement. The expiration of the initial term of the agreement does not affect the ability of First Capital to terminate the agreement as described above.

Based upon expected order fulfillment and results from operations, the Company expects that it may need to temporarily rely on its credit facility for working capital. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors. However, the Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

C.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended May 31, 2012 and 2011, were approximately $1 thousand and $51 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

The Company did not grant stock options during either of the three month periods ended May 31, 2012 and 2011. As of May 31, 2012, the Company had approximately $5 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 25 months.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

D.	Composition of Certain Balance Sheet Accounts

The composition of accounts receivable, net of reserves, is as follows:

	May 31, 2012	February 29, 2012
	(In thousands)
Due from factor	$2,301	$1,183
Accounts receivable, other	(412)	485

	$1,889	$1,668

Substantially all of the credit risk associated with the assigned invoices remained with the Company as of May 31, 2012. Accounts receivable, other includes reserves for subsequent sales return and allowances for bad debt—including reserves associated with certain invoices assigned to the factor.

Approximately 13% and 12% of the Company’s net sales were from one customer during the three months ended May 31, 2012 and 2011, respectively. Included in accounts receivable were approximately $0.3 million and $0.4 million due from this customer at May 31, 2012 and 2011, respectively.

The composition of inventories is as follows:

	May 31, 2012	February 29, 2012
	(In thousands)
Raw materials	$1,911	$1,419
Work in process	2,246	2,424
Finished goods	2,112	2,790

	$6,269	$6,633

Intangible assets were a result of an acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Coronado Technology Group, LLC that occurred on December 1, 2004 and included the following assets:

		May 31, 2012			February 29, 2012
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net book Value
	(In thousands)
Trademarks	7-15	$424	$(370)	$54	$424	$(361)	$63
Completed technologies	12	1,620	(1,012)	608	1,620	(978)	642

Total		$2,044	$(1,382)	$662	$2,044	$(1,339)	$705

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The changes in the carrying amount of acquisition-related intangible assets for the three months ended May 31, 2012, are as follows:

Amortizing Intangible Assets
(In thousands)
Balance, net, February 29, 2012	$705
Amortization	(43)

Balance, net, May 31, 2012	$662

Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2013	$128
2014	162
2015	135
2016	135
2017	102

Total	$662

The composition of property and equipment is as follows:

	May 31, 2012	February 29, 2012
	(In thousands)
Molds and dies	$1,302	$1,234
Machinery and equipment	4,490	4,507
Furniture and fixtures	251	251
Autos and trucks	126	199
Leasehold improvements	138	138

	6,307	6,329
Less accumulated depreciation and amortization	(6,089)	(6,159)

	$218	$170

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding for each period presented. Potential shares of common stock include outstanding stock options and restricted stock, which may be included in the weighted average number of shares of common stock under the treasury stock method.

The total number of options and restricted shares outstanding were as follows:

	May 31, 2012	February 29, 2012
	(In thousands)
Stock options outstanding	77	77
Restricted shares outstanding	63	63

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

Included in the warranty accrual as of February 29, 2012, is $0.5 million related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. In June 2012, the Company entered into an agreement with the owner of one of the Company’s former sport optics brands which eliminated the Company’s remaining liability of approximately $0.3 million for any future product warranty claims associated with that brand. The Company reduced its warranty accrual as of May 31, 2012 by $0.3 million accordingly.

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended May 31,
	2012	2011
	(In thousands)
Beginning balance	$736	$810
Release of warranty liability	(293)	—
Warranty accrual	42	43
Labor and material	(58)	(103)

Ending balance	$427	$750

H.	Income Taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at this time, to recognize those assets for financial reporting purposes. For the period ended May 31, 2012, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

No provision for income taxes was recorded in the current or prior period presented due to the significance of the Company’s net loss.

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At May 31, 2012 and February 29, 2012, there were no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At May 31, 2012 and February 29, 2012, there were no accrued interest and penalties related to uncertain tax positions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 describes the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, include revenue recognition, estimates for allowances for doubtful accounts, inventories, property and equipment, intangible assets, accounting for income taxes, shipping and handling costs, advertising, research and development, loss per share, concentration of credit risk, fair value of financial instruments, use of estimates in preparation of consolidated financial statements, product warranties, and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of our Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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

Results of Operations

The Company’s business is seasonal. Historically, sales in the second and third quarter ended August 31st and November 30th each year have been higher than sales achieved in each of the other two fiscal quarters of the year. Thus, expenses and, to a greater extent, results from operations vary significantly by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011

The Company reported net sales of $4.1 million for the quarter ended May 31, 2012, a decrease of $0.1 million or 2% from net sales of $4.2 million in the same period in the prior year. Sales of solar telescopes were up $0.5 million, offset by declines in other product categories. The decline in net sales of other product categories was attributed primarily to delays in shipment of the Company’s new LX800, LX80 and, to a lesser extent, LX600 high-end telescope products which have required a longer design schedule than originally anticipated. The Company anticipates shipping these products soon. The Company has a backlog of orders for approximately $10 million which it expects to work through over the next three quarters. The Company’s backlog at the same period in the prior year was approximately $4 million. The Company defines “backlog” as orders received for products with due dates over the next 12 months; such orders can be canceled by the customer(s) prior to shipment but generally have limited rights of return.

Gross profit of $0.5 million during the three months ended May 31, 2012 decreased $0.8 million or 61% compared to the same period in the prior year. Approximately $0.4 million or 50% of this decrease in gross profit was attributable to higher costs of sales due to a net year-over-year reduction in capitalized manufacturing costs caused by a reduction in manufactured finished goods inventories. Approximately $0.3 million or 38% of the decrease in gross profit was attributed to an unfavorable net change in product mix.

Selling expenses for the first quarter ended May 31, 2012 were $0.4 million or 10% of net sales compared to $0.5 million or 11% of net sales during the same quarter in the prior year. The decrease in selling expenses as a percentage of net sales was due to reductions in the headcount attributable to the elimination of the Company’s U.S. distribution activities and recovery of bad debt, offset partially by increased discretionary selling expenses such as advertising and marketing expenses.

General and administrative expenses for the first quarter ended May 31, 2012 were $904 thousand or 22% of net sales compared to $944 thousand or 23% of net sales in the same quarter in the prior year. The decrease in general and administrative expenses was mainly due to a reduction in headcount and a reduction in stock compensation expense.

Research and development expenses in the first quarter ended May 31, 2012 were higher by $72 thousand or 36% compared to the same period in the prior year due to increased efforts at new product development and work being done to correct the LX800 telescopes.

Release of warranty liability of $0.3 million during the three months ended May 31, 2012 pertained to a reduction in the Company’s warranty accrual which was recorded based upon an agreement which released the Company of its remaining warranty liability associated with those products. No such adjustment applied to the prior year.

No provision for income taxes was recorded in the current or prior period presented due to the significance of the Company’s net loss

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

Liquidity and Capital Resources

At May 31, 2012 and 2011, the Company had cash and cash equivalents of $2.7 million and $4.0 million, respectively, as compared to $3.9 million and $5.1 million at February 29, 2012 and February 28, 2011, respectively. Net cash used in operating activities was approximately $1.1 million during each of the three months ended May 31, 2012 and 2011.

The Company typically experiences increases in accounts receivable and inventories and a corresponding decrease in cash beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease, and cash increases, at the end of the Company’s fiscal year. Cash flows provided by operating activities during the Company’s fourth fiscal quarters were $2.7 million and $2.9 million, respectively. Cash flows (used in) provided by operating activities for fiscal 2012 and fiscal 2011 were $(1.1) million and $0.1 million, respectively.

The Company currently has in place an undrawn $10.0 million secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $1.2 million as of May 31, 2012 and was based solely on accounts receivable as substantially all of the Company’s inventory was deemed ineligible due to it being located in Mexico. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.

The initial term of the credit facility with First Capital ended in January 2012. At the expiration of the initial term of the agreement, the Company has continued to factor its receivables with First Capital on a month-to-month basis and sixty days prior notice shall be required for the Company to terminate the agreement. The expiration of the initial term of the agreement does not affect the ability of First Capital to terminate the agreement as described above.

Based upon expected order fulfillment and results from operations, the Company expects that it may need to temporarily rely on its credit facility for working capital. In such an instance, if its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings or a new debt agreement with other creditors. However, the Company cannot assure that such additional sources of capital would be available on reasonable terms, if at all.

Capital expenditures were approximately $82 thousand and $4 thousand for the three months ended May 31, 2012 and 2011, respectively. The increase in capital expenditures related to purchases of tools, molds and dies associated with new products. The Company had no material capital expenditure commitments at May 31, 2012. However, certain of the Company’s machinery and equipment is old and fully depreciated. It is possible that certain of the Company’s machinery and equipment could require replacement in the near future.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in the remainder of fiscal 2013 and beyond.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

In June 2012, the Company entered into an agreement with the buyer of one of the Company’s former sport optics brands that resulted in canceling the Company’s liability for any future product warranty associated with that brand, reducing the Company’s warranty liability by approximately $0.3 million.

ITEM 6. EXHIBITS

Exhibit	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.

Dated: July 16, 2012	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President – Finance and Administration Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.