Form 10-Q/A
period 2012-05-31
MEADE INSTRUMENTS CORP
filed 2012-10-04
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A because we have determined that our previously reported results for the quarter ended May 31, 2012 erroneously understated inventory, and overstated cost of goods sold, by $327,000. In the Original Form 10-Q (as defined below), we reported that approximately $0.4 million or “…50% of [the] decrease in gross profit was attributable to a reduction in capitalized manufacturing costs caused by a reduction in manufactured finished goods inventories.” However, we have determined that approximately $0.3 million of this reduction was determined to be due to an input error, not because of the reduction in finished goods inventories. This error was discovered during our second quarter financial statement preparation. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Note D. Composition of Certain Balance Sheet Accounts for the quarter ended May 31, 2012 included in this Form 10-Q/A have been restated to correct for the understatement of inventory and overstatement of cost of sales of $327,000. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

In conjunction with the identification of this error, management reviewed its controls and determined that this error constituted a material weakness in the operating effectiveness of certain of the Company’s internal controls. Accordingly, Item 4 of Part I, “Controls and Procedures,” has been updated.

For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q for the quarterly period ended May 31, 2012 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission on July 16, 2012.

The following sections of the Original Form 10-Q have been modified: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after July 16, 2012, the filing date of the Original Form 10-Q, or modify or update the disclosures contained in the Original Form 10-Q in any way other than as required to reflect the restatement discussed above. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Form 10-Q/A, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits to the Original Form 10-Q, have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as Exhibits hereto.

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 31, 2012	February 29, 2012
	(Restated)
ASSETS
Current assets:
Cash	$2,701	$3,904
Accounts receivable, less allowance for doubtful accounts of $111 at May 31, 2012 and $139 at February 29, 2012	1,889	1,668
Inventories	6,596	6,633
Prepaid expenses and other current assets	309	208

Total current assets	11,495	12,413
Property and equipment, net	218	170
Intangible assets, net	662	705
Other assets, net	102	105

	$12,477	$13,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276	$1,498
Accrued liabilities	1,416	1,686

Total current liabilities	2,692	3,184
Deferred rent	23	25

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; 2,500 shares authorized; 1,167 shares issued and outstanding at May 31, 2012 and February 29, 2012	12	12
Additional paid-in capital	52,679	52,670
Accumulated deficit	(42,929)	(42,498)

Total stockholders’ equity	9,762	10,184

	$12,477	$13,393

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended May 31,
	2012	2011
	(Restated)
Net sales	$4,104	$4,173
Cost of sales	3,237	2,804

Gross profit	867	1,369
Selling expenses	415	459
General and administrative expenses	904	944
Research and development expenses	272	199
Release of warranty liability	(293)	—

Operating loss	(431)	(233)
Interest income	—	(1)

Loss before income taxes	(431)	(232)
Income tax expense (benefit)	—	—

Net loss	$(431)	$(232)

Net loss per share—basic and diluted	$(0.37)	$(0.20)

Weighted average common shares outstanding—basic and diluted	1,167	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2012	2011
	(Restated)
Cash flows from operating activities:
Net loss	$(431)	$(232)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Release of warranty liability	(293)	—
Depreciation and amortization	77	83
Bad debt expense	(28)	9
Stock-based compensation	9	51
Deferred rent amortization	(2)	—
Gain on sale of fixed assets	(5)	—
Changes in assets and liabilities:
Accounts receivable	(193)	137
Inventories	37	(471)
Prepaid expenses and other current assets	(99)	(217)
Accounts payable	(222)	(203)
Accrued liabilities	24	(255)

Net cash used in operating activities	(1,126)	(1,098)

Cash flows from investing activities:
Capital expenditures	(82)	(4)
Proceeds from sale of fixed assets	5	—

Net cash used in investing activities	(77)	(4)

Cash flows from financing activities	—	—

Net decrease in cash	(1,203)	(1,102)

Cash at beginning of period	3,904	5,076

Cash at end of period	$2,701	$3,974

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

Restatement of Financial Statements

Our Consolidated Balance Sheet, and Consolidated Statements of Operations and Cash Flows and Note D, Composition of Certain Balance Sheet Accounts for the quarter ended May 31, 2012 included in this Form 10-Q/A have been restated to correct for the understatement of inventory and overstatement of cost of sales of $327,000. We have determined that our previously reported results for the quarter ended May 31, 2012 erroneously understated inventory, and overstated cost of goods sold, by $327,000 and should no longer be relied upon. Additionally, this adjustment has no affect on the consolidated financial statements as of February 28, 2012 or for any quarter within that period. The following table summarizes the effects of our restatement resulting from the correction of this error.

	Previously Reported	Adjusted	Restated
	(Dollars in thousands, expect per share data)
May 31, 2012:
CONSOLIDATED BALANCE SHEETS
Inventories	$6,269	$327	$6,596
Total current assets	$11,168	$327	$11,495
Total assets	$12,150	$327	$12,477
Accumulated deficit	$(43,256)	$327	$(42,929)
Total Stockholders’ equity	$9,435	$327	$9,762
Total liabilities and Stockholders’ equity	$12,150	$327	$12,477

Three months ended May 31, 2012:
CONSOLIDATED STATEMENT OF OPERATIONS:
Cost of sales	$3,564	$(327)	$3,237
Gross profit	$540	$327	$867
Operating loss	$(758)	$327	$(431)
Loss before income taxes	$(758)	$327	$(431)
Net loss	$(758)	$327	$(431)
Loss per share—basic and diluted	$(0.65)	$0.28	$(0.37)

CONSOLIDATED STATEMENT OF CASH FLOWS:
Net loss	$(758)	$327	$(431)
Changes in assets and liabilities:
Inventories	$364	$(327)	$37

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The composition of inventories is as follows:

	May 31, 2012			February 29, 2012
	Previously Reported	Adjustment	Restated
	(In thousands)
Raw materials	$1,911	$70	$1,981	$1,419
Work in process	2,246	202	2,448	2,424
Finished goods	2,112	55	2,167	2,790

	$6,269	$327	$6,596	$6,633

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Three Months Ended May 31, 2012 (restated) Compared to Three Months Ended May 31, 2011

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

Gross profit of $0.9 million during the three months ended May 31, 2012 decreased $0.5 million or 37% compared to the same period in the prior year. The decrease in gross profit was attributed to an unfavorable net change in product mix.

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

ITEM 4. CONTROLS AND PROCEDURES

Original Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of May 31, 2012, the Company’s disclosure controls and procedures were not effective due to the material weakness described below, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weakness and Related Remediation Initiatives

We did not effectively maintain a sufficient level of resources within our accounting department, which resulted in a lack of separation of duties between the preparation and review of adjustments necessary to properly state inventory. We have subsequently modified the preparation and review procedures relative to inventory adjustments to address this deficiency in our internal control procedures, which is how the error was identified by management, and expect that this deficiency will be remediated through these initiatives.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, the material weakness described above could result in a material misstatement in our reported financial statements in a future annual or interim period. We have taken specific actions to remediate the above material weakness. We do not believe the costs associated with these actions will be significant.

We believe that we are addressing the deficiency that affected our internal control over financial reporting as of May 31, 2012. Because the remedial actions rely extensively on manual review and approval, the successful operation of these controls for at least two quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting. If we are unable to establish adequate internal control over financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEADE INSTRUMENTS CORP.

Dated: October 4, 2012	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President – Finance and Administration Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.