Form 10-Q
period 2012-08-31
MEADE INSTRUMENTS CORP
filed 2012-10-12
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 11, 2012, there were 1,306,017 outstanding shares of the Registrant’s common stock issued, par value $0.01 per share.

ITEM 1.	FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	August 31, 2012	February 29, 2012
ASSETS
Current assets:
Cash	$668	$3,904
Accounts receivable, less allowance for doubtful accounts of $85 at August 31, 2012 and $139 at February 29, 2012	2,535	1,668
Inventories	9,219	6,633
Prepaid expenses and other current assets	323	208

Total current assets	12,745	12,413
Property and equipment, net	232	170
Intangible assets, net	619	705
Other assets, net	104	105

	$13,700	$13,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,446	$1,498
Accrued liabilities	1,425	1,686

Total current liabilities	4,871	3,184
Deferred rent	21	25

Commitments and contingencies

Stockholders’ equity:
Common Stock; $0.01 par value; 2,500 shares authorized; 1,173 shares issued and outstanding at August 31, 2012 and 1,167 shares issued and outstanding at February 29, 2012	12	12
Additional paid-in capital	52,693	52,670
Accumulated deficit	(43,897)	(42,498)

Total Stockholders’ equity	8,808	10,184

	$13,700	$13,393

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net sales	$3,984	$6,140	$8,088	$10,313
Cost of sales	3,440	4,770	6,677	7,574

Gross profit	544	1,370	1,411	2,739
Selling expenses	361	584	776	1,043
General and administrative expenses	895	821	1,799	1,766
Research and development expenses	261	218	533	417
Release of warranty liability	—	—	(294)	—

Operating loss	(973)	(253)	(1,403)	(487)
Interest income	—	1	—	2

Loss before income taxes	(973)	(252)	(1,403)	(485)
Income tax expense (benefit)	—	15	—	15

Net loss	$(973)	$(267)	$(1,403)	$(500)

Net loss per share—basic and diluted	$(0.83)	$(0.23)	$(1.20)	$(0.43)

Weighted average common shares outstanding—basic and diluted	1,171	1,167	1,169	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,403)	$(500)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Release of warranty liability	(293)	—
Depreciation and amortization	144	171
Bad debt (recovery) expense	(26)	2
Stock-based compensation	23	81
Deferred rent amortization	(4)	—
Gain on sale of fixed assets	(5)	—
Changes in assets and liabilities:
Accounts receivable	(841)	(1,231)
Inventories	(2,586)	(976)
Prepaid expenses and other current assets	(119)	(36)
Accounts payable	1,949	400
Accrued liabilities	35	(351)

Net cash used in operating activities	(3,126)	(2,440)

Cash flows from investing activities:
Capital expenditures	(115)	(20)
Proceeds from sale of fixed assets	5	—

Net cash used in investing activities	(110)	(20)

Cash flows from financing activities	—	—

Net decrease in cash	(3,236)	(2,460)

Cash at beginning of period	3,904	5,076

Cash at end of period	$668	$2,616

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

B. Liquidity

At August 31, 2012, the Company had cash of $0.7 million, as compared to $3.9 million at February 29, 2012 and $2.6 million at August 31, 2011. Net cash used in operating activities was approximately $3.1 million during the six months ended August 31, 2012 and $2.4 million during the six months ended August 31, 2011, an increase in net cash used of approximately $0.7 million compared to the prior year. This increase in cash used in operating activities was attributed primarily to the increase in the Company’s net loss of approximately $0.9 million from a loss of approximately $0.5 million during the six months ended August 31, 2011 compared to a loss of approximately $1.4 million during the six months ended August 31, 2012, offset slightly by favorable net fluctuations in working capital.

The Company typically experiences increases in accounts receivable and inventories and a corresponding decrease in cash beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease, and cash increases, at the end of the Company’s fiscal year.

The Company currently has in place a secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $1.0 million as of August 31, 2012 and was based solely on accounts receivable as substantially all of the Company’s inventory was deemed ineligible due to it being located in Mexico. The Company expects its availability to be limited to not more than $1.0 million in the foreseeable future. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.

The initial term of the credit facility with First Capital ended in January 2012, at which time, the Company has continued to factor its receivables with First Capital on a month-to-month basis and sixty days prior notice shall be required for the Company to terminate the agreement. The expiration of the initial term of the agreement did not affect the ability of First Capital to terminate the agreement as described above.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company began advancing on accounts receivable in September 2012 in order to fulfill its working capital requirements and expects it will need to continue to rely on its credit facility through at least its third quarter. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, or liquidate assets. However, the Company cannot assure that such additional sources of liquidity would be available on reasonable terms, if at all.

C. Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the six months ended August 31, 2012 and 2011, were approximately $23 thousand and $81 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

The Company estimates the fair value of restricted stock awards using the closing price on the grant date. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options granted in the nine months ended August 31, 2012 and 2011, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	August 31, 2012	August 31, 2011
Expected life (1)	6.0	5.8
Expected volatility (2)	165%	168%
Risk-free interest rate (3)	0.8%	1.3%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

On August 10, 2012, each of the Company’s U.S. employees, including the Executive Officers, were granted restricted stock awards (the “Awards”) pursuant to the Company’s form of Restricted Stock Agreement under the Company’s 2008 Stock Incentive Plan. The Awards were in the aggregate amount of 76,250 shares of Common Stock. Each award vests in three equal installments with the first installment vesting on August 10, 2013 and the remainder vesting on each of the two succeeding anniversaries.

D. Composition of Certain Balance Sheet Accounts

The composition of accounts receivable, net of reserves, is as follows:

	August 31, 2012	February 29, 2012
	(In thousands)
Due from factor	$2,206	$1,183
Accounts receivable, other	329	485

	$2,535	$1,668

Substantially all of the credit risk associated with the assigned invoices remained with the Company as of August 31, 2012. Accounts receivable, other includes reserves for subsequent sales return and allowances for bad debt—including reserves associated with certain invoices assigned to the factor.

The composition of inventories is as follows:

	August 31, 2012	February 29, 2012
	(In thousands)
Raw materials	$3,930	$1,419
Work in process	2,771	2,424
Finished goods	2,518	2,790

	$9,219	$6,633

Intangible assets were a result of an acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Coronado Technology Group, LLC that occurred on December 1, 2004 and are as follows:

		August 31, 2012			February 29, 2012
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net book Value
	(In thousands)
Trademarks	7-15	$424	$(379)	$45	$424	$(361)	$63
Completed technologies	12	1,620	(1,046)	574	1,620	(978)	642

Total		$2,044	$(1,425)	$619	$2,044	$(1,339)	$705

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The changes in the carrying amount of acquisition-related intangible assets for the three months ended August 31, 2012, are as follows:

Amortizing Intangible Assets
(In thousands)
Balance, net, February 29, 2012	$705
Amortization	(86)

Balance, net, August 31, 2012	$619

Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2013 (remaining six months)	$85
2014	162
2015	135
2016	135
2017	102

Total	$619

The composition of property and equipment is as follows:

	August 31, 2012	February 29, 2012
	(In thousands)
Molds and dies	$1,316	$1,234
Machinery and equipment	4,511	4,507
Furniture and fixtures	251	251
Autos and trucks	126	199
Leasehold improvements	138	138

	6,342	6,329
Less accumulated depreciation and amortization	(6,110)	(6,159)

	$232	$170

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The total number of options and restricted shares outstanding were as follows:

	August 31, 2012	February 29, 2012
	(In thousands)
Stock options outstanding	74	77
Restricted shares outstanding	133	63

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

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$427	$750	$736	$810
Release of warranty liability	—	—	(293)	—
Warranty accrual	69	56	111	99
Labor and material	(85)	(43)	(143)	(146)

Ending balance	$411	$763	$411	$763

H. Income Taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at this time, to recognize those assets for financial reporting purposes. For the period ended August 31, 2012, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

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

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At August 31, 2012 and February 29, 2012, there were no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At August 31, 2012 and February 29, 2012, there were no accrued interest and penalties related to uncertain tax positions.

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

Results of Operations

The Company’s business is seasonal. Historically, sales in the second and third quarter ended August 31st and November 30th each year have been higher than sales achieved in each of the other two fiscal quarters of the year. Thus, expenses and, to a greater extent, results from operations vary significantly by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year. Sales in the second quarter ended August 31, 2012 were lower than the first quarter ended May 31, 2012, as explained below, but sales are expected to be higher in the third quarter ending November 30, 2012.

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

The Company reported net sales of $4.0 million for the quarter ended August 31, 2012, a decrease of $2.1 million or 35% from net sales of $6.1 million in the same period in the prior year. Approximately $0.7 million or 31% of this decrease in net sales was attributable to a reduction in net sales of high-end telescopes, which was due to the delay in shipment of the Company’s new LX800 and LX600 products and the impact that delay has had on sales for the Company’s other high-end telescopes. Approximately $0.7 million or 31% and approximately $0.6 million or 27% of this decrease was due to reductions in net sales of low end telescopes and microscopes, respectively, to mass retail customers due to decreased demand. Approximately $0.2 million or 10% of the reduction in net sales was due to reductions in accessories which were attributable to the reduction in sales of high end telescopes. Approximately $0.3 million or 14% of the decrease in net sales was due to a reduction in sales of other products due to decreased demand. These decreases in net sales were partially offset by increases in sales of intermediate telescopes of approximately $0.2 million due to the introduction of new products, such as the LX80.

Gross profit of $0.5 million during the three months ended August 31, 2012 decreased $0.8 million or 60% compared to the same period in the prior year. Approximately $0.2 million or 25% of the decrease in gross profit was attributed to a net unfavorable change in product mix, principally the reduction in sales of high end telescopes and other products, and the remaining decrease of $0.6 million was due to the lower revenue level providing less contribution margin over fixed costs of sales.

Selling expenses for the second quarter ended August 31, 2012 were $0.4 million or 9% of net sales compared to $0.6 million or 10% of net sales during the same quarter in the prior year. The decrease in selling expenses as a percentage of net sales was due to reductions in the headcount attributable to the elimination of the Company’s U.S. distribution activities and recovery of bad debt.

General and administrative expenses for the second quarter ended August 31, 2012 were $0.9 million or 22% of net sales compared to $0.8 million or 13% of net sales in the same quarter in the prior year. The increase in general and administrative expenses relative to the prior year was mainly due to the timing of professional fees and a property tax refund of $0.1 million which reduced general and administrative expenses during the three months ended August 31, 2011.

Research and development expenses in the second quarter ended August 31, 2012 increased by $42 thousand or 19% compared to the same period in the prior year due to increased efforts at new product development and work being done to finish the development of new products.

No provision for income taxes was recorded in the current or prior period presented due to the significance of the Company’s net loss.

Six Months Ended August 31, 2012 Compared to Six Months Ended August 31, 2011

The Company reported net sales of $8.1 million for the six months ended August 31, 2012, a decrease of $2.2 million or 22% from net sales of $10.3 million in the same period in the prior year. Approximately $0.7 million or 30% and $0.5 million or 24% of this decrease was attributable to reduced net sales of low-end telescopes and microscopes, respectively, to mass retail customers due to reduced demand for these products. Approximately $0.2 million or 9% is attributable to a reduction in net sales of high-end telescopes due to delays in shipments of the Company’s new LX800 and LX600 products, which are still under development, and the impact that delay has had on net sales of other high-end telescope products. Approximately $0.1 million or 4% of the reduction in net sales was due to reductions in accessories which was attributed to the reduction in sales of high end telescopes. Approximately $0.7 million or 26% of the decrease in net sales was due to a reduction in sales of other products due to decreased demand.

Gross profit of $1.4 million during the six months ended August 31, 2012 decreased $1.3 million or 48% compared to the same period in the prior year. Approximately $1.2 million or 88% of this decrease in gross profit was attributable to a reduction in net sales and approximately $0.1 million or 12% was attributed to unfavorable fluctuations in indirect manufacturing costs, such as labor and material variances, compared to the prior year.

Selling expenses for the six months ended August 31, 2012 and 2011 were consistent at 10% of net sales. Selling expenses decreased due to reductions in the headcount attributable to the elimination of the Company’s U.S. distribution activities and recovery of bad debt, offset by increased discretionary selling expenses such as advertising and marketing expenses.

General and administrative expenses for the six months ended August 31, 2012 and 2011 were $1.8 million in both periods. General and administrative expenses are mostly fixed costs and generally do not vary with net sales as much as selling expenses.

Research and development expenses for the six months ended August 31, 2012 of $0.5 million increased by $0.1 million or 27% compared to the same period in the prior year due to increased efforts to complete product development of the LX800 and LX600 products.

Release of warranty liability of $0.3 million during the six months ended August 31, 2012 pertained to a reduction in the Company’s warranty accrual which was recorded based upon an agreement which released the Company of its remaining warranty liability associated with those products. No such adjustment applied to the prior year.

No provision for income taxes was recorded in the current or prior period presented due to the significance of the Company’s net loss.

Seasonality

The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins, working capital requirements and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development activities and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the second and third quarter of the Company’s fiscal year primarily due to the higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. The Company continues to experience significant sales to mass merchandisers. Accordingly, the Company’s net sales, working capital requirements and results from operations are expected to be higher in its second and third quarters than in the first and fourth quarters of its fiscal year. Sales in the second quarter ended August 31, 2012 were lower than the first quarter ended May 31, 2012, as explained below, but sales are expected to be higher in the third quarter ending November 30, 2012.

Liquidity and Capital Resources

At August 31, 2012, the Company had cash of $0.7 million, as compared to $3.9 million at February 29, 2012 and $2.6 million at August 31, 2011. Net cash used in operating activities was approximately $3.1 million during the six months ended August 31, 2012 and $2.4 million during the six months ended August 31, 2011, an increase in net cash used of approximately $0.7 million compared to the prior year. This increase in cash used in operating activities was attributed primarily to the increase in the Company’s net loss of approximately $0.9 million from a loss of approximately $1.4 million during the six months ended August 31, 2012 compared to a loss of approximately $0.5 million during the six months ended August 31, 2011, offset slightly by favorable net fluctuations in working capital.

The Company typically experiences increases in accounts receivable and inventories and a corresponding decrease in cash beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease, and cash increases, at the end of the Company’s fiscal year.

The Company currently has in place a secured credit facility with First Capital. Availability of funds under this facility is based on a percentage of eligible accounts receivable and inventory. Availability on this facility amounted to approximately $1.0 million as of August 31, 2012 and was based solely on accounts receivable as substantially all of the Company’s inventory was deemed ineligible due to it being located in Mexico. The Company expects its availability to be limited to not more than $1.0 million in the foreseeable future. While the Company’s credit facility does not contain explicit financial covenants, the Company’s lender has significant latitude in restricting, reducing or withdrawing the Company’s credit facility at its sole discretion with limited notice, as is customary with these types of arrangements.

The initial term of the credit facility with First Capital ended in January 2012, at which time, the Company continued to factor its receivables with First Capital on a month-to-month basis and sixty days prior notice shall be required for the Company to terminate the agreement. The expiration of the initial term of the agreement did not affect the ability of First Capital to terminate the agreement as described above.

The Company began advancing on accounts receivable in September 2012 in order to fulfill its working capital requirements. Based upon expected order fulfillment and results from operations, the Company expects that it will need to continue to rely on its credit facility for working capital for at least its third quarter. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, or liquidate assets. However, the Company cannot assure that such additional sources of liquidity would be available on reasonable terms, if at all.

Capital expenditures were approximately $115 thousand and $20 thousand for the six months ended August 31, 2012 and 2011, respectively. The increase in capital expenditures related to purchases of tools, molds and dies associated with new product development. The Company had no material capital expenditure commitments at August 31, 2012. However, certain of the Company’s machinery and equipment is old and fully depreciated. It is possible that certain of the Company’s machinery and equipment could require replacement in the near future.

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

Evaluation of Disclosure Controls and Procedures.

As of August 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Previously Reported Material Weakness in Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting as of May 31, 2012 as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not effectively maintain a sufficient level of resources within our accounting department, which resulted in a lack of separation of duties between the preparation and review of adjustments necessary to properly state inventory as of May 31, 2012. We have subsequently modified the preparation and review procedures relative to inventory adjustments to address this deficiency in our internal control procedures, which is how the error was identified by management, and expect that this deficiency will be remediated through these modifications.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2012 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, we amended and restated our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended May 31, 2012.

For additional information regarding the restatements of these financial results and the material weakness identified by management, see “Item 4. Controls and Procedures” in the Company’s Quarterly Report on Form 10-Q/A for the three months ended May 31, 2012, filed on October 4, 2012 with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Except for the remediation steps to address the material weakness in its internal control over financial reporting described above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, the preparation and review of the adjustment to record capitalized overhead and variances from standard costs has been separated.

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

We are committed to a strong internal control environment, and believe that these remediation actions will remediate the material weakness described above. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate this material weakness during the balance of its fiscal year ending in February 2013. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit	Exhibit Title or Description

10.1†+	Amended and Restated Employment Agreement effective as of August 14, 2012 between Meade Instruments Corp. and Steven Murdock incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2012

10.2†+	Amended and Restated Employment Agreement effective as of August 14, 2012 between Meade Instruments Corp. and John Elwood incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2012

10.3†+	Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

10.4†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

10.5†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

10.6†+	Form Restricted Stock Agreement between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
†	Previously filed with the Securities Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.

Dated: October 12, 2012	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President – Finance and Administration
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Exhibit Title or Description

10.1†+	Amended and Restated Employment Agreement effective as of August 14, 2012 between Meade Instruments Corp. and Steven Murdock incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2012

10.2†+	Amended and Restated Employment Agreement effective as of August 14, 2012 between Meade Instruments Corp. and John Elwood incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2012

10.3†+	Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

10.4†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

10.5†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

10.6†+	Form Restricted Stock Agreement between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
†	Previously filed with the Securities Exchange Commission.
+	Management contract or compensatory plan or arrangement.