Form 10-Q
period 2012-11-30
MEADE INSTRUMENTS CORP
filed 2013-01-14
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 11, 2013, there were 1,306,017 outstanding shares of the Registrant’s common stock issued, par value $0.01 per share.

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	November 30,	February 29,
	2012	2012
ASSETS
Current assets:
Cash	$282	$3,904
Accounts receivable, less allowance for doubtful accounts of $65 at November 30, 2012 and $139 at February 29, 2012	3,347	1,668
Inventories	8,361	6,633
Prepaid expenses and other current assets	419	208

Total current assets	12,409	12,413
Property and equipment, net	223	170
Intangible assets, net	576	705
Other assets, net	105	105

	$13,313	$13,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$702	$—
Accounts payable	3,340	1,498
Accrued liabilities	1,749	1,686

Total current liabilities	5,791	3,184
Deferred rent	19	25

Commitments and contingencies

Stockholders’ equity:
Common Stock; $0.01 par value; 2,500 shares authorized; 1,173 shares issued and outstanding at November 30, 2012 and 1,167 shares issued and outstanding at February 29, 2012	12	12
Additional paid-in capital	52,722	52,670
Accumulated deficit	(45,231)	(42,498)

Total Stockholders’ equity	7,503	10,184

	$13,313	$13,393

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net sales	$5,692	$7,240	$13,780	$17,553
Cost of sales	5,338	5,682	12,015	13,256

Gross profit	354	1,558	1,765	4,297
Selling expenses	568	730	1,344	1,773
General and administrative expenses	864	846	2,663	2,611
Research and development expenses	237	218	770	635
Release of warranty liability	—	—	(294)	—

Operating loss	(1,315)	(236)	(2,718)	(722)
Interest expense (income)	15	(1)	15	(3)

Loss before income taxes	(1,330)	(235)	(2,733)	(719)
Income tax expense (benefit)	—	14	—	29

Net loss	$(1,330)	$(249)	$(2,733)	$(748)

Net loss per share—basic and diluted	$(1.13)	$(0.21)	$(2.34)	$(0.64)

Weighted average common shares outstanding—basic and diluted	1,173	1,167	1,170	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,733)	(748)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Release of warranty liability	(294)	—
Depreciation and amortization	203	254
Bad debt (recovery) expense	(75)	66
Stock-based compensation	52	89
Deferred rent amortization	(6)	—
Gain on sale of fixed assets	(5)	—
Changes in assets and liabilities:
Accounts receivable	(1,604)	(2,879)
Inventories	(1,728)	(1,363)
Prepaid expenses and other current assets	(219)	13
Accounts payable	1,842	1,093
Accrued liabilities	361	(323)

Net cash used in operating activities	(4,206)	(3,798)

Cash flows from investing activities:
Capital expenditures	(123)	(31)
Proceeds from sale of fixed assets	5	—

Net cash used in investing activities	(118)	(31)
Cash flows from financing activities
Net advances on credit facility	702	—

Net cash provided by financing activities	702	—
Net decrease in cash	(3,622)	(3,829)

Cash at beginning of period	3,904	5,076

Cash at end of period	$282	1,247

Supplemental Cash Flow Information:
Cash paid for interest on bank borrowings	15	—
Cash paid for income tax	45	35

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

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. However, Management believes that substantial doubt exists about the Company’s ability to continue as a going concern due to the Company’s recurring losses and its weakened financial position and reduced liquidity, and management is considering various measures as described in Note B. below.

B.	Liquidity

The Company has incurred significant recurring losses and negative cash flows from operations which have resulted in reduced liquidity and a weakened financial position as of November 30, 2012. The Company also has endured working capital problems caused by product development delays during the past twelve months. In addition, in January 2013, the Company’s largest customer, and one additional customer, notified the Company that they had unilaterally, and without prior notice, decided to indefinitely hold payment of approximately $0.6 million in accounts receivable, which will further reduce the Company’s already limited liquidity. Due to these issues, the Company’s management now believes substantial doubt exists about the Company’s ability to continue as a going concern and that it must modify the Company’s business model and operations to reduce spending to a sustainable level. Such actions could cause the Company to be unable to execute its business plan, take advantage of future opportunities, respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, seek opportunities in a strategic relationship or business combination, or to reduce or cease operations.

At November 30, 2012, the Company had cash of $0.3 million, compared to $3.9 million at February 29, 2012 and $1.2 million at November 30, 2011.

Net cash used in operating activities was approximately $4.2 million during the nine months ended November 30, 2012 and $3.8 million during the nine months ended November 30, 2011, an increase in net cash used of approximately $0.4 million compared to the prior year. This increase in net cash used in operating activities was attributed to the increase in the Company’s net loss of approximately $2.0 million from a loss of approximately $0.7 million during the nine months ended November 30, 2011 compared to a loss of approximately $2.7 million during the nine months ended November 30, 2012, offset by favorable net fluctuations in working capital. Approximately $1.1 million or 65% of the net increase in inventories of approximately $1.7 million during the nine months ended November 30, 2012 was due to an increase in inventories relating to the Company’s new LX800 and LX600 products which have taken longer to develop than expected and are not yet ready to be shipped.

The Company typically experiences increases in accounts receivable and inventories and a corresponding decrease in cash beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease, and cash increases, at the end of the Company’s fiscal year. The Company began making advances on its credit facility in September 2012 in order to meet its working capital requirements and continued to do so through the filing of this Form 10-Q. In addition, the Company has incurred substantial operating losses during the nine months ended November 30, 2012.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At November 30, 2012, the Company had in place a secured credit facility with FCC, LLC d/b/a First Capital Western Region, LLC (“First Capital”) and owed approximately $0.7 million as of November 30, 2012 on that facility. Availability of funds under that credit facility was based on a percentage of eligible accounts receivable and inventory and amounted to approximately $0.3 million as of November 30, 2012, in addition to the $0.7 million owed, and was based solely on accounts receivable as substantially all the Company’s inventory was deemed ineligible due to most of it being located in Mexico.

In December 2012, the Company repaid the balance owed to First Capital, then amended and terminated its credit facility with First Capital and subsequently replaced it with a new financing agreement (“the Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”). At the time the First Capital credit facility was replaced, both the Rosenthal and First Capital credit facilities allowed for a maximum of $3 million and were based solely upon advances on accounts receivable. As of the closing date of the financing arrangement, December 28, 2012, availability under the new credit facility was approximately $1.6 million. Rosenthal advanced to the Company the $1.6 million maximum available under the new credit facility subsequent to the closing of the Agreement.

While the Company’s agreement with Rosenthal does not contain explicit financial covenants, the Agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the Agreement. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, seek strategic alternatives or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The initial term of the credit facility with Rosenthal is through November 30, 2015 and can be renewed thereafter. The credit facility can be terminated by the Company or Rosenthal with at least 60 days, but not more than 120 days, notice except in case of a default, in which case the Company’s lender can terminate the Agreement at any time.

C.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended November 30, 2012 and 2011, were approximately $52 thousand and $89 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair value of the Company’s stock options granted in the nine months ended November 30, 2012 and 2011, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	November 30, 2012	November 30, 2011
Expected life (1)	6.0	5.8
Expected volatility (2)	165%	168%
Risk-free interest rate (3)	0.8%	1.1%
Expected dividends	None	None

(1)	The option term is expressed in years and was determined using the simplified method for estimating expected option life.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

On June 29, 2011, each of the Company’s executive officers, Steven Murdock and John Elwood, (the “Executive Officers”) was granted a restricted stock award (an “Award”) pursuant to the Company’s form of Restricted Stock Agreement under the Company’s 2008 Stock Incentive Plan. The Awards to Mr. Murdock and Mr. Elwood were in the amounts of 37,500 shares of Common Stock and 25,000 shares of Common Stock, respectively. Each Award vests in ten equal installments with the first installment vesting on June 29, 2012 and the remainder vesting on each of the next nine consecutive anniversaries; provided, however, if the Company subsequently achieves net income for any fiscal year of the Company (but excluding the Company’s fiscal years 2019, 2020 and 2021), as shown on the Company’s audited consolidated financial statements for such fiscal year, the vesting of the Award shall accelerate such that the number of shares of the Award which are unvested at the end of such fiscal year shall vest in three substantially equal installments over the then next three consecutive anniversaries of the date of the Award.

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

D.	Composition of Certain Balance Sheet Accounts

The composition of accounts receivable, net of reserves, is as follows:

	November 30, 2012	February 29, 2012
	(In thousands)
Due from factor	$3,163	$1,183
Accounts receivable, other	184	485

	$3,347	$1,668

Substantially all of the credit risk associated with the assigned invoices remained with the Company as of November 30, 2012. Accounts receivable, other includes reserves for subsequent sales return and allowances for bad debt—including reserves associated with certain invoices assigned to the factor. Approximately $0.7 million was outstanding on the Company’s credit facility, and therefore owed to the Company’s factor, as of November 30, 2012; no amount was owed at February 29, 2012.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The composition of inventories is as follows:

	November 30, 2012	February 29, 2012
	(In thousands)
Raw materials	$2,750	$1,419
Work in process	2,805	2,424
Finished goods	2,806	2,790

	$8,361	$6,633

Intangible assets were a result of an acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Coronado Technology Group, LLC that occurred on December 1, 2004 and are as follows:

		November 30, 2012			February 29, 2012
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net book Value
				(In thousands)
Trademarks	7-15	$424	$(388)	$36	$424	$(361)	$63
Completed technologies	12	1,620	(1,080)	540	1,620	(978)	642

Total		$2,044	$(1,468)	$576	$2,044	$(1,339)	$705

The changes in the carrying amount of acquisition-related intangible assets for the three months ended November 30, 2012, are as follows:

Amortizing
Intangible Assets
(In thousands)
Balance, net, February 29, 2012	$705
Amortization	(129)

Balance, net, November 30, 2012	$576

Amortization of acquisition-related intangible assets over the next five fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2013 (remaining three months)	$42
2014	162
2015	135
2016	135
2017	102

Total	$576

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The composition of property and equipment is as follows:

	November 30,	February 29,
	2012	2012
	(In thousands)
Molds and dies	$1,317	$1,234
Machinery and equipment	4,520	4,507
Furniture and fixtures	251	251
Autos and trucks	126	199
Leasehold improvements	138	138

	6,352	6,329
Less accumulated depreciation and amortization	(6,129)	(6,159)

	$223	$170

Since certain of the Company’s machinery and equipment is old and fully depreciated, it is possible that certain of the Company’s machinery and equipment could require replacement in the near future. Given the Company’s weakened financial position and limited liquidity, the Company may not be able to pay for or finance a replacement for such equipment and therefore may be forced to reduce or cease operations until it is able to replace any necessary equipment.

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

The total number of options and restricted shares outstanding were as follows:

	November 30, 2012	February 29, 2012
	(In thousands)
Stock options outstanding	77	77
Restricted shares outstanding	133	63

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$411	$763	$736	$810
Release of warranty liability	—	—	(293)	—
Warranty accrual	50	91	161	190
Labor and material	(45)	(46)	(188)	(192)

Ending balance	$416	$808	$416	$808

H.	Income Taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at this time, to recognize those assets for financial reporting purposes. For the period ended November 30, 2012, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

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

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At November 30, 2012 and February 29, 2012, there were no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At November 30, 2012 and February 29, 2012, there were no accrued interest and penalties related to uncertain tax positions.

I.	Subsequent Event

On December 28, 2012 (the “Closing Date”), the Company terminated its Amended and Restated Factoring and Security Agreement (the “First Capital Agreement”) with FCC, LLC d/b/a First Capital Western Region, LLC (“First Capital”), and entered into a Financing Agreement (the “Rosenthal Agreement” or “Agreement”) with Rosenthal and Rosenthal, Inc. (“Rosenthal”).

Similar to the First Capital Agreement, the Rosenthal Agreement provides for a maximum credit facility of $3 million (the “Maximum Credit Facility”).

The Agreement provides for advances of up to (i) seventy percent (70.0%) of the Net Amount of Eligible Receivables arising from sales made to customers located in the United States of America and Canada and (ii) 50% of the Net Amount of Eligible Receivables arising from sales made to customers outside the United States of America and Canada, provided that sales described in clause (ii) are subject to a credit insurance policy. In addition, any advances are reduced by reserves as Rosenthal may deem, in its sole discretion, to be necessary from time to time.

Advances under the Agreement incur interest at the greater of (i) the prime rate publicly announced in New York City by JPMorgan Chase Bank plus four percent and (ii) eight percent. A minimum of $3,000 per month in interest will be paid according to the Agreement.

A facility fee in the amount of 1% of the Maximum Credit Facility was paid to Rosenthal on the Closing Date and will be paid on each anniversary thereof. An administration fee of $1,000 per month is also payable during the Agreement.

The Agreement continues through November 30, 2015 and from year to year thereafter unless terminated by either party. The Company or Rosenthal can terminate the Agreement with at least 60 days, and not more than 120 days, written notice except in cases of a Default, at which time Rosenthal can terminate the Agreement at any time and the Company will pay to Rosenthal an amount equal to (a) three percent of the Maximum Credit Facility then in effect, if such termination occurs prior to the first anniversary of the Closing Date; (b) two percent of the Maximum Credit Facility then in effect, if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date; and (c) one percent of the Maximum Credit Facility then in effect if such termination occurs on or after the second anniversary of the Closing Date.

No amount was owed to First Capital when the First Capital Agreement was terminated, and no termination fees were incurred as a result of the termination of the First Capital Agreement. Rosenthal advanced approximately $1.6 million to the Company subsequent to entering into the Agreement, which constituted the full amount of availability under the Agreement at that time.

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

Results of Operations

The Company’s business is seasonal. Historically, sales in the third quarter ending November 30th each year have been higher than sales achieved in each of the other three fiscal quarters. Thus, expenses and, to a greater extent, results from operations vary significantly by quarter. Therefore, caution is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

The Company reported net sales of $5.7 million for the quarter ended November 30, 2012, a decrease of $1.5 million or 21% compared to net sales of $7.2 million in the same period in the prior year. This decrease in net sales was generally attributable to a reduction in net sales of low-end telescopes, spotting scopes and microscopes which was due to increased competition from the Company’s Chinese-owned competitors and a reduction in the amount of demand for the products by consumers.

Gross profit during the three months ended November 30, 2012 was $0.3 million or 6.2% of net sales, a decrease of $1.2 million or 78% compared to gross profit of $1.6 million or 21.5% of net sales during the three months ended November 30, 2011. The decrease in gross profit was principally due to the decrease in net sales and the fact that relatively fixed manufacturing overhead costs represented a larger percentage of net sales.

Selling expenses for the third quarter ended November 30, 2012 were $0.6 million, compared to $0.7 million during the same quarter in the prior year. Selling expenses were consistent, at 10%, as a percentage of net sales during each of the fiscal quarters ended November 30, 2012 and 2011.

General and administrative expenses for the third quarter ended November 30, 2012 were $0.9 million or 15% of net sales compared to $0.8 million or 12% of net sales in the same quarter in the prior year. The increase in general and administrative expenses relative to the prior year was mainly due to higher professional fees. The Company’s general and administrative expenses are more fixed than selling expenses; as a result, such expenses do not typically decrease as much as selling expenses do when net sales decline and are therefore higher as a percentage of net sales than the prior year.

Research and development expenses in the third quarter ended November 30, 2012 increased $19 thousand or 9% compared to the same period in the prior year due to increased efforts at new product development.

No provision for income taxes was recorded in the current period presented due to the significance of the Company’s net loss and expected net loss for its fiscal year ending February 28, 2013. A provision for income taxes of approximately $14 thousand was recorded in the prior year.

Nine Months Ended November 30, 2012 Compared to Nine Months Ended November 30, 2011

The Company reported net sales of $13.8 million for the nine months ended November 30, 2012, a decrease of $3.8 million or 22% from net sales of $17.6 million in the same period in the prior year. Approximately $2.9 million or 77% of this decrease was attributable to reduced net sales of low-end telescopes, spotting scopes and microscopes to mass retail customers due to increased competition from the Company’s Chinese-owned competitors and reduced demand for these products by consumers. Approximately $0.4 million or 10% of the decrease in net sales was attributable to a reduction in net sales of high-end telescopes due to delays in shipments of the Company’s new LX800 and LX600 products, which are still under development, and the impact that delay has had on net sales of other high-end telescope products, offset partially by increased demand for solar telescopes. Approximately $0.5 million or 13% of the decrease in net sales was due to a reduction in sales of other products due to decreased demand for those products.

Gross profit of $1.8 million during the nine months ended November 30, 2012 decreased $2.5 million or 59% compared to the same period in the prior year. Approximately $2.0 million or 80% of this decrease in gross profit was attributable to a reduction in net sales and approximately $0.5 million or 20% was attributed to lower fixed cost absorption and unfavorable fluctuations in indirect manufacturing costs, such as labor and material variances, compared to the prior year.

Selling expenses for the nine months ended November 30, 2012 and 2011 were approximately $1.3 million and $1.8 million, respectively, and were consistent at 10% of net sales during each of those periods. The decline in selling expenses was attributable to lower variable selling expenses.

General and administrative expenses for the nine months ended November 30, 2012 and 2011 were $2.7 million or 19% of net sales and $2.6 million or 15% of net sales, respectively. General and administrative expenses are comprised mostly of fixed costs and generally do not vary with net sales as much as selling expenses.

Research and development expenses for the nine months ended November 30, 2012 of $0.8 million increased $0.2 million or 21% compared to $0.6 million during the same period in the prior year due to increased efforts to complete product development of the LX800 and LX600 products.

Release of warranty liability of $0.3 million during the nine months ended November 30, 2012 pertained to a reduction in the Company’s warranty accrual which was recorded based upon an agreement which released the Company of its remaining warranty liability associated with those products. No such adjustment applied to the prior year.

No provision for income taxes was recorded during the nine months ended November 30, 2012 due to the significance of the Company’s net loss and expected net loss for its fiscal year ending February 28, 2013. A provision of approximately $29 thousand was recorded in the prior year.

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

Liquidity and Capital Resources

The Company has incurred significant recurring losses and negative cash flows from operations which have resulted in reduced liquidity and a weakened financial position as of November 30, 2012. The Company also has endured working capital problems caused by product development delays during the past twelve months. In addition, in January 2013, the Company’s largest customer, and one additional customer, notified the Company that they had unilaterally, and without prior notice, decided to indefinitely hold payment of approximately $0.6 million in accounts receivable, which will further reduce the Company’s already limited liquidity. Due to these issues, the Company’s management now believes substantial doubt exists about the Company’s ability to continue as a going concern and that it must modify the Company’s business model and operations to reduce spending to a sustainable level. Such actions could cause the Company to be unable to execute its business plan, take advantage of future opportunities, respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, seek opportunities in a strategic relationship or business combination, or to reduce or cease operations.

At November 30, 2012, the Company had cash of $0.3 million, compared to $3.9 million at February 29, 2012 and $1.2 million at November 30, 2011.

Net cash used in operating activities was approximately $4.2 million during the nine months ended November 30, 2012 and $3.8 million during the nine months ended November 30, 2011, an increase in net cash used of approximately $0.4 million compared to the prior year. This increase in net cash used in operating activities was attributed to the increase in the Company’s net loss of approximately $2.0 million from a loss of approximately $0.7 million during the nine months ended November 30, 2011 compared to a loss of approximately $2.7 million during the nine months ended November 30, 2012, offset by favorable net fluctuations in working capital. Approximately $1.1 million or 65% of the net increase in inventories of approximately $1.7 million during the nine months ended November 30, 2012 was due to an increase in inventories relating to the Company’s new LX800 and LX600 products which have taken longer to develop than expected and are not yet ready to be shipped.

The Company typically experiences increases in accounts receivable and inventories and a corresponding decrease in cash beginning with the end of its first fiscal quarter and culminating with the end of its third fiscal quarter. Receivables and inventories then typically decrease, and cash increases, at the end of the Company’s fiscal year. The Company began making advances on its credit facility in September 2012 in order to meet its working capital requirements and continued to do so through the filing of this Form 10-Q. In addition, the Company has incurred substantial operating losses during the nine months ended November 30, 2012.

At November 30, 2012, the Company had in place a secured credit facility with FCC, LLC d/b/a First Capital Western Region, LLC (“First Capital”) and owed approximately $0.7 million as of November 30, 2012 on that facility. Availability of funds under that credit facility was based on a percentage of eligible accounts receivable and inventory and amounted to approximately $0.3 million as of November 30, 2012, in addition to the $0.7 million owed, and was based solely on accounts receivable as substantially all the Company’s inventory was deemed ineligible due to most of it being located in Mexico.

In December 2012, the Company repaid the balance owed to First Capital, then amended and terminated its credit facility with First Capital and subsequently replaced it with a new financing agreement (“the Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”). At the time the First Capital credit facility was replaced, both the Rosenthal and First Capital credit facilities allowed for a maximum of $3 million and were based solely upon advances on accounts receivable. As of the closing date of the financing arrangement, December 28, 2012, availability under the new credit facility was approximately $1.6 million. Rosenthal advanced to the Company the $1.6 million maximum available under the new credit facility subsequent to the closing of the Agreement.

While the Company’s agreement with Rosenthal does not contain explicit financial covenants, the Agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the Agreement. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, seek strategic alternatives or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The initial term of the credit facility with Rosenthal is through November 30, 2015 and can be renewed thereafter. The credit facility can be terminated by the Company or Rosenthal with at least 60 days, but not more than 120 days, notice except in case of a default, in which case the Company’s lender can terminate the Agreement at any time.

Capital expenditures were approximately $123 thousand and $31 thousand for the nine months ended November 30, 2012 and 2011, respectively. The increase in capital expenditures related primarily to purchases of tools, molds and dies associated with new product development. The Company had no material capital expenditure commitments at November 30, 2012. However, certain of the Company’s machinery and equipment is old and fully depreciated. It is possible that certain of the Company’s machinery and equipment could require replacement in the near future. Given the Company’s weakened financial position and limited liquidity, the Company may not be able to pay for or finance a replacement for such equipment and therefore may be forced to reduce or cease operations until it is able to replace any necessary equipment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of November 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Previously Reported Material Weakness in Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting for the August 31, 2012 reporting period, we identified a material weakness in our internal control over financial reporting as of May 31, 2012 as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not effectively maintain a sufficient level of resources within our accounting department, which resulted in a lack of separation of duties between the preparation and review of adjustments necessary to properly state inventory as of May 31, 2012. We have subsequently modified the preparation and review procedures relative to inventory adjustments to address this deficiency in our internal control procedures, which is how the error was identified by management. We verified that the preparation and review of inventory adjustments were separated during each of the two fiscal quarters ended August 31, 2012 and November 30, 2012 and concluded that the material weakness was remediated.

As a result of the material weakness in internal control over financial reporting described above, we amended and restated our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended May 31, 2012.

For additional information regarding the restatements of these financial results and the material weakness identified by management, see “Item 4. Controls and Procedures” in the Company’s Quarterly Report on Form 10-Q/A for the three months ended May 31, 2012, filed on October 4, 2012 with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Except for the remediation steps to address the material weakness in its internal control over financial reporting described above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, the preparation and review of the adjustment to record capitalized overhead and variances from standard costs has been separated to two different members of the Company’s accounting staff.

Under the direction of the Audit Committee, management verified that the preparation and review of inventory adjustments pertaining to capitalized overhead and variances from standard costs was separated and will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On January 11, 2013, Paul D. Sonkin and Michael R. Haynes resigned as directors of the Company.

Mr. Sonkin informed us that he has accepted a position as a portfolio manager and as a result has decided that he should resign from the Board. Mr. Haynes resigned as well and has informed us that his resignation was a result of a request by his employer.

As a result of these resignations, the Company’s Board of Directors reduced the size of the Company’s board of directors from six to four.

ITEM 6. EXHIBITS

Exhibit	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.

Dated: January 14, 2013	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President – Finance and Administration
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Exhibit Title or Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended