Form 10-K
period 2013-02-28
MEADE INSTRUMENTS CORP
filed 2013-05-30
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $4.5 million as of August 31, 2012; the last business day of Registrant’s most recently completed second fiscal quarter.

As of May 24, 2013, there were 1,305,148 outstanding shares of the Registrant’s Common Stock issued, par value $0.01 per share, including 132,065 shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.	Business

General

Meade Instruments Corp., a Delaware corporation, (“Meade” or the “Company”) is a consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars, spotting scopes, and other consumer products. Meade is dedicated to bringing innovative, cutting-edge, consumer-friendly products to the consumer products marketplace. The Company’s brands, which include Meade® and Coronado®, are recognized throughout the world and are associated with innovation in the amateur astronomy, consumer optical and sporting goods markets. Products include the new LX850, LX600 and LX80, as well as the venerable LX200® series of telescopes that combine the advanced features of the LX200™ with the precision of Advanced Coma Free (“ACF”) optics; the LX90GPS™ that brings GPS capabilities to a moderately priced Schmidt-Cassegrain telescope; LS™, Meade’s fully computerized telescopes using “Lightswitch” technology, which provides a revolutionary self-alignment routine, allowing users with no astronomy experience to enjoy a multi-media guided-tour of the night sky; the new LT series, which is our value platform, using the same high-quality mechanics of the LS™, but with Meade’s more traditional computer control; and the Deep Sky Imager™ (“DSI”) series of high-performance charge-coupled device (“CCD”) cameras that have advanced astro-imaging to near point-and-shoot simplicity, help sustain the Meade® brand as a brand known for innovation in amateur astronomy and other consumer products.

The Company continues to offer numerous telescope and binocular models as well as various accessory products for amateur astronomy and sporting goods consumers. The Company’s telescopes range in aperture from 40mm to 20 inches and in retail price from less than $50 to approximately $35,000. The Company offers several families of binoculars at retail price points from about $10 to approximately $300. Whether a consumer is a serious amateur astronomer, a naturalist or someone just looking for a good pair of binoculars, Meade offers a complete range of quality products to satisfy the consumer optics buyer.

Founded in 1972, Meade has built a reputation for providing the amateur astronomer with technically sophisticated products at competitive prices. Combining its manufacturing expertise with its dedication to innovation, quality and value, Meade has developed and produced some of the industry’s most technologically advanced consumer telescopes at affordable prices. Capitalizing on its brand name recognition among serious amateur astronomers and its ability to bring advanced technology to lower price points, the Company has marketed its less-expensive telescopes to beginning and intermediate amateur astronomers.

The Company has consistently emphasized a business plan that concentrates on new product development and effective targeted marketing. As an indication of its commitment to product development, the Company spent $1.1 million and $0.9 million on research and development during the fiscal years ended February 28, 2013 and February 29, 2012, respectively. These research and development expenditures were centered on the development of technologically advanced telescopes and other astronomy related products, other new products for the general consumer and sports optics markets as well as product improvement and industrial applications of the Company’s existing technologies. In the fall of 2011, the Company announced its new LX800 and LX80 telescope lines and announced its new LX600 telescopes in April 2012. The Company encountered substantial difficulties in completing the development of these products and was unable to begin shipping the LX800 line successfully until February 2013 and the LX600 telescopes did not begin shipping until April 2013. This delay in shipment of these products adversely affected the Company’s revenues, results from operations and liquidity.

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

The Company has incurred operating losses for several years and failed to return to profitability, despite numerous attempts to restructure the Company. As a result of the Company’s continued losses and weakened financial position, the Company began exploring strategic alternatives in January 2013 which ultimately culminated in the signing of a definitive merger agreement on May 17, 2013 with JOC North America LLC (the “Acquiror”) and JOCNA Inc., a wholly-owned merger subsidiary of the Acquirer. The Acquirer is a wholly-owned subsidiary of Jinghua Optics & Electronics Co., Ltd., a former significant supplier of the Company and the majority owner of Meade Instruments Europe GMBH & Co. KG, one of the Company’s largest customers and international distributor, which will result in the Acquiror acquiring all of the outstanding shares of the Company for $3.45 per share, subject to shareholder approval and other conditions.

In the United States and Canada, the Company distributes its products through a network of more than 150 specialty retailers, distributors and mass merchandisers, which offer the Company’s products in approximately 1,500 retail store locations. The Company also sells certain of its products to selected national mail order dealers. In December 2009, the Company began distributing weather stations and timing devices. Meade also sells its products internationally through a network of over 40 foreign distributors, many of which service dealer locations in their respective countries. These foreign distributors include the Company’s former European distribution operations (“Meade Europe”). Including products sold to Meade Europe, net sales to customers outside North America were $6.6 million and $7.2 million for the years ended February 28, 2013 and February 29, 2012, representing approximately 38% and 33% of the Company’s net sales, respectively. The Company intends to continue to pursue an integrated strategy of product line expansion, targeted marketing, and expansion of the Company’s domestic and international distribution networks.

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

Advanced Astronomical Telescopes. Among the Company’s most sophisticated products are its LX series ACF and Schmidt-Cassegrain telescopes. The LX telescopes incorporate optical systems that provide high-quality resolution, contrast and light transmission and offer the serious amateur astronomer a broad range of products, from the attractively priced Autostar-controlled LX80 and LX90GPS, to the new LX850 and LX600 models featuring the Company’s new Starlock® autoguider and its venerable LX200 lines. The Company’s LX80 series and Truss Dobsonian telescopes offer the more serious amateur a wide variety of advanced features on larger aperture telescopes at economical prices. The Company also has sophisticated, dedicated solar viewing telescopes in its Coronado® telescope line. The SolarMax™ telescopes, ranging in aperture from 40mm to 90mm, feature Coronado’s patented hydrogen-alpha (“H-alpha”) etalon filters. Coronado’s H-alpha etalons isolate the hydrogen-alpha wavelength while rejecting all others allowing “naked-eye” observation of the sun, its flares, prominences, filaments, spiculae, faculae, and active regions. Advanced astronomical telescopes collectively represented approximately 4% of telescope units shipped and approximately 33% and 28% of the Company’s net sales for the years ended February 28, 2013 and February 29, 2012, respectively.

Entry-Level Telescopes. Designed specifically for the beginning to intermediate amateur astronomer or terrestrial observer, the Company’s less-expensive 50mm to 130mm refracting, reflecting and spotting scopes and the ETX series telescopes include many of the features of the more advanced telescopes at economical prices. Meade’s revolutionary LS “Lightswitch” series of telescopes use advanced technologies like GPS, LNT and ECLIPS CCD imaging, and automatically aligns itself with ultimate tracking and pointing accuracy. Also, the LT-6 is a fully featured computer controlled 6” ideal telescope for any astronomer who demands superior optics, mechanics and computer controlled in a compact, high performance package. With the NG and NGC series of telescopes (the “NG telescopes”) and the Digital Electronic Series telescopes (the “DS telescopes”), with apertures ranging from 60mm to 130mm, and the ETX series, with apertures ranging from 60mm to 125mm, some of the most sophisticated features of the Company’s advanced telescopes are made available at some of the Company’s lowest retail price points. Equipped with the hand-held Autostar Computer Controller, the ETX series and the DS telescopes can find and track any one of one thousand or more celestial objects at the push of a button. The Autostar, with its “go to” capability, brings to the general consumer, for prices starting at a few hundred dollars, features that have previously been available only on the most sophisticated high-end telescopes selling for thousands of dollars. The Company offers several variations of its small refracting and reflecting telescopes (including its traditional models, the NG telescopes and the DS telescopes) for distribution on a semi-exclusive basis to specific specialty retailers. The Company also has a solar viewing telescope in its entry-level offerings, the Coronado Personal Solar Telescope (“P.S.T.”). The P.S.T. is a 40mm dedicated solar telescope that makes solar viewing possible at a more consumer friendly price. The P.S.T uses a filtering technology similar to that which goes into a SolarMax telescope but with unique design characteristics that allow for a lower price to the consumer. These various telescope models comprise the lower-priced end of the Company’s telescope product lines. Sales of entry-level telescopes comprised approximately 96% of the Company’s telescope units shipped and approximately 41% and 39% of the Company’s net sales for the years ended February 28, 2013 and February 29, 2012, respectively. The reason for the significant decrease in entry-level telescopes was a decrease in sales of lower-end telescopes which were imported from China and distributed through mass retail customers. The Company has found it increasingly difficult to compete on price with its vertically-integrated, Chinese-owned competitors in this especially low-margin, price-sensitive product segment and is developing new, higher-end and intermediate telescopes which the Company is more able to compete favorably with such competitors. The market for higher-end / intermediate telescopes is much less subject to price-sensitivity and high returns from consumers.

Sport Optics. The Company sells spotting scopes to large retailers in North America and a complete line of consumer binoculars through its domestic distribution network under the Meade brand name. The spotting scopes and binoculars sold by the Company are purchased from manufacturers outside the United States. Sport Optics sales for the each of the years ended February 28, 2013 and February 29, 2012 were approximately 7% of net sales.

Weather Stations and Digital Clocks. The Company sells a complete line of consumer digital weather and time products from simple desktop units to full featured semi-professional weather stations through its domestic distribution network under the Meade brand name. These products sold by the Company are purchased from manufacturers outside of the United States. Weather stations and digital clock sales in each of the years ended February 28, 2013 and February 29, 2012 represented approximately 4% and 3% of the Company’s net sales during those fiscal years, respectively.

Accessories. The Company also offers accessories for each of its principal product lines that range from additional eyepieces and multi-media celestial observation guides to software that enhances the consumer’s telescope experience. The Coronado brand adds several high-end H-alpha etalon filters to the list of telescope accessories for the serious amateur astronomer. Sales of accessories represented approximately 11% and 9% of the Company’s net sales for the years ended February 28, 2013 and February 29, 2012, respectively. Other optical products accounted for approximately 4% and 14% of the Company’s net sales for each of the years ended February 28, 2013 and February 29, 2012, respectively.

Operations

Supply Chain Management. Management of the supply chain is critical to on-time delivery of the Company’s products to its customers. The Company works closely with factories primarily in China to develop proprietary product designs for many of its products which are purchased from Chinese manufacturers. The Company owns many of the key designs, molds and dies used by such suppliers. The Company also utilizes its facility in Tijuana, Mexico, for its more advanced telescopes. This facility employs over 95 people (which varies based upon product sales levels and seasonal demand) engaged in the manufacture and assembly of telescopes, electronic sub-assemblies, and accessory products, as well as certain general and administrative functions.

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

The Company believes that its patents, proprietary technology, know-how and trademarks provide significant protection for the Company’s capabilities, and the Company intends to protect and enforce its intellectual property assets. Nevertheless, there can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technologies or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

Seasonality

The Company has experienced, and expects to continue to experience, substantial fluctuations in its sales, gross margins and results from operations from quarter to quarter. Factors that influence these fluctuations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company’s products, competitive pricing pressures, the Company’s ability to meet fluctuating demand and delivery schedules, the timing and extent of research and development expenses, the timing and extent of product development activities and the timing and extent of advertising expenditures. Historically, a substantial portion of the Company’s net sales typically occurred in the third quarter of the Company’s fiscal year primarily due to the disproportionately higher sales of its discontinued operations in Europe, as well as higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. While seasonality is not as pronounced as it was prior to the sale of Meade Europe, the Company continues to experience significant sales to mass merchandisers. Accordingly, the Company’s net sales and results from operations are still typically higher in its second and third quarters than in the first and fourth quarters of its fiscal year.

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

Throughout fiscal 2013, the Company sold its products to mail order dealers, to distributors, and to more than 150 specialty retailers and mass merchandisers that offer the Company’s products in approximately 1,500 retail store outlets. The primary reason for the decline in sales to these customers is a decrease in sales of lower-end telescope products which the Company imported from suppliers located in China.

Competitive Strengths

The Company believes that it derives benefits from its position as a leading designer and distributor of telescopes, binoculars, spotting scopes, and other consumer optical related products. These benefits include its ability to offer its customers a broad and innovative product line embodying both high quality and value. The Company believes it has the following competitive strengths:

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

Employees

As of February 28, 2013, the Company had approximately 112 full-time employees. The Company believes that it offers competitive compensation and benefits and that its employee relations are generally good. None of the Company’s United States-based employees is represented by a union. The Company’s employees at the Mexico facility are represented by a union. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, marketing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such key personnel.

Executive Officers of the Registrant

Set forth below are the names, ages, titles and present and past positions of the persons who are the Company’s executive officers:

Name	Age	Position
Steven G. Murdock	61	Chief Executive Officer, Director
John A. Elwood	42	Senior Vice President—Finance and Administration, Chief Financial Officer and Secretary

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

John A. Elwood, was appointed the Company’s Senior Vice President—Finance and Administration, Chief Financial Officer and Secretary on March 4, 2009. From July 2007 to March 2009, Mr. Elwood was the Company’s Vice President—Finance and Corporate Controller. Prior to joining the Company, Mr. Elwood held a variety of financial management positions at DDi Corp., a NASDAQ-listed manufacturer of time-critical printed circuit boards, including corporate controller, divisional controller, and director of financial planning and analysis. Mr. Elwood received a BA degree in business administration from California State University at Fullerton and became a Certified Public Accountant while working in public accounting at Moss Adams LLP from February 1996 through July 2000.

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

Item 1A.	Risk Factors

1.	There is substantial doubt about our ability to continue as a going concern.

In their report dated May 29, 2013, our registered public accounting firm stated that our recurring losses, declining revenues and accumulated deficit raise substantial doubts about our ability to continue as a going concern. We do not believe it is possible to restructure the Company in a manner that will return it to profitability or to increase revenues sufficient to resolve the Company’s liquidity problems while remaining a standalone, public company.

2.	Risk factors relating to the merger agreement with JOC North America LLC (“JOC”):

a.	Failure to consummate or any delay in consummating the merger with JOC North America LLC, announced on May 17, 2013, for any reason could materially and adversely affect our operations and our stock price.

If the merger with JOC North America LLC is not consummated for any reason, including the failure of our stockholders to adopt the merger agreement with JOC North America LLC or if there is a delay in the consummation of the merger, we will be subject to a number of material risks, including, among other things:

•	we could be required to pay to JOC North America LLC a termination fee of $250,000 under certain circumstances as set forth in the merger agreement;

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be consummated;

•

the possibility exists that certain key employees may terminate their employment with us as a result of the proposed merger with JOC North America LLC even if the proposed merger is not ultimately consummated;

•

the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the merger, and other restrictive covenants contained in the merger agreement that may impact the manner in which our management is able to conduct the business of the company during the period prior to the consummation of the merger and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period prior to the consummation of the merger, may make it difficult for us to regain our financial and market position if the merger does not occur; and

•	our financial condition could continue to deteriorate and, as a result, we may have to cease operations and file bankruptcy.

In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find another partner, and even if we do that, the new partner will agree to provide consideration similar to the consideration to be provided in the merger with JOC North America LLC.

b.	Potential legal proceedings in connection with the merger agreement with JOC North America LLC (“JOC”) could adversely affect our business and divert management’s attention and resources from other matters.

Class action lawsuits may be filed by third parties challenging our contemplated merger with JOC. If not ultimately dismissed, these lawsuits could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.

3.	Our ability to borrow funds for working capital purposes is limited.

The Company maintains a credit facility agreement (the “Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The Agreement does not contain explicit financial covenants, the Agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the Agreement. If Rosenthal restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the Agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, seek strategic alternatives or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The initial term of the credit facility with Rosenthal is through November 30, 2015 and can be renewed thereafter. The credit facility can be terminated by the Company or Rosenthal with at least 60 days, but not more than 120 days, notice except in case of a default, in which case Rosenthal can terminate the Agreement at any time.

4.	Our business may be negatively impacted as a result of changes in the economy.

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

All of our consumer optics products with retail prices under $500 are currently manufactured by independent contract manufacturers principally located in China. We do not have long-term contracts with our Chinese manufacturers, and we compete with other consumer optics companies for production facilities. We have experienced, and may continue to experience, difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines and increased manufacturing costs. Some manufacturers in China have faced labor shortages and wage inflation as migrant workers seek better wages and working conditions. In addition, the increase in certain commodity prices has increased production costs for our manufacturers. If these trends continue, our current manufacturers’ operations could be adversely affected.

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

Nearly all of our products are now manufactured in foreign countries—primarily Mexico and China. We also sell our products in several foreign countries. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest; changing economic conditions; currency exchange rate fluctuations; international political tension and terrorism; labor shortages and work stoppages; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the imposition of domestic and international tariffs and trade duties, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; and changes in domestic and foreign governmental policies. In addition, there has been a significant increase in violence in Mexico due to the Mexican government’s attempts to stop the illegal drug trade. We have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations or financial condition.

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

In an effort to reduce the Company’s costs due to the reduction in sales of its low-end telescopes and imported products, the Company eliminated its U.S. distribution operations effective March 2012. The Company subleased its warehouse, which comprises approximately 19,000 square feet of its Irvine, California building.

The Company also leases a building in Tijuana, Mexico which is approximately 50,000 square feet and serves primarily as its manufacturing, assembly and distribution operations for certain of the Company’s products or components thereof. The minimum lease payments on this building are approximately $0.3 million per year and the lease expires in December 2013.

The Company’s management believes that all facilities occupied by the Company are more than adequate for present requirements. The Company’s management believes its current equipment is suitable for the operations involved and does not know of any specific instances in which any of its equipment will require substantial repair or replacement. However, much of the Company’s equipment is fully depreciated and is several years old; as such, it is possible that investment in repair or replacement of equipment will be necessary in the near future.

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

The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “MEAD”. The high and low sales prices on a per share basis for the Company’s Common Stock during each quarterly period for the fiscal years ended February 28, 2013 and February 29, 2012 were:

Year Ended February 28, 2013	High	Low
Fourth quarter	$2.25	$1.54
Third quarter	$3.45	$1.43
Second quarter	$3.75	$3.12
First quarter	$4.00	$3.50

Year Ended February 29, 2012	High	Low
Fourth quarter	$3.51	$3.01
Third quarter	$4.26	$3.30
Second quarter	$5.24	$3.80
First quarter	$4.25	$3.46

The reported closing sales price of the Company’s Common Stock on the NASDAQ Capital Market on May 24, 2013 was $3.43. As of May 24, 2013, there were 105 holders of record of the Company’s Common Stock.

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

We believe that the Company holds valuable brand names and intellectual property. The Meade® brand name is ubiquitous in the consumer telescope market, while the Coronado® brand name represents a unique niche in the area of solar astronomy.

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

Income taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the fiscal year ended February 28, 2013, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

As of February 28, 2013 and as of February 29, 2012, the Company has no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At February 28, 2013, there were no accrued interest and penalties related to uncertain tax positions.

The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico.

The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of net sales for the periods indicated.

	Years Ended
	February 28,	February 29,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	86.4	75.4

Gross profit	13.6	24.6

Operating expenses:
Selling	9.7	10.9
General and administrative	20.3	15.8
Research and development	6.1	4.2
Release of warranty liability	(1.7)	—

Loss from operations	(20.8)	(6.3)
Interest expense, net	0.2	—

Loss before income taxes	(21.0)	(6.3)
Provision for income taxes	—	0.3

Net loss	(21.0)%	(6.6)%

The following table summarizes our net sales by product category (in millions):

	Years Ended
	February 28,	February 29,
	2013	2012
Telescopes & related products	$14.8	$17.8
Weather stations & timing products	0.6	0.7
Sport Optics	1.2	1.5
Other	0.8	1.6

Net sales	$17.4	$21.6

Fiscal 2013 Compared to Fiscal 2012

The Company reported net sales of $17.5 million during the fiscal year ended February 28, 2013, a decrease of $4.1 million or 19% from net sales of $21.6 million during the fiscal year ended February 29, 2012.

Approximately $2.0 million or 49% of this decrease in net sales was due to a decrease in net sales of the Company’s imported low-end telescope products to mass-retail customers generally because of increased competition from the Company’s Chinese-owned, vertically-integrated competitors who can sell such products at a lower price. Sales of nearly all of the Company’s other product categories were down as well, with the exception of intermediate telescope products which increased approximately $0.8 million due in part to the introduction of the Company’s new LX80 product in Fall 2011. Declines in the Company’s high-end telescope and related products were attributed to increased competition, effects on consumer discretionary spending associated with the general economic conditions and a decrease in order fulfillment attributed primarily to the Fall 2011 announcement of the Company’s new LX800 and Spring 2012 announcement of the Company’s new LX600 products and followed by longer than expected product development for those products. The Company was not able to begin shipping the LX800 until February 2013 and the LX600 did not start shipping until April 2013.

The gross profit margin during fiscal 2013 decreased to 13.6% of net sales, compared with 24.6% of net sales in fiscal 2012. This deterioration in gross profit margin was driven primarily by higher discounts and returns on low-end telescopes and spotting scopes sold to mass retail customers due to poor sell-through, as well as the substantial decline in revenues without equal reductions in indirect manufacturing costs and overhead.

Selling expenses decreased from $2.4 million (10.9% of net sales) in fiscal 2012 to $1.7 million (9.7% of net sales) in fiscal 2013. This decrease was attributable to (i) reduced net sales, offset partially by increases in discretionary spending such as advertising expenses relating to new product introductions and related promotions, and (ii) the elimination of approximately 10 positions relating to the Company’s U.S. sales and distribution operations in January 2012 due to the decline in sales of the Company’s low-end telescopes and imported products. These reductions saved the Company approximately $0.7 million annually.

General and administrative expenses for fiscal 2013 were $3.5 million (20.3% of net sales), an increase of $0.1 million or 3% compared to $3.4 million (16% of net sales) in fiscal 2012. There were increases and decreases amongst the Company’s various general and administrative expenses, but the Company was unsuccessful in reducing these expenses in total compared to last year and incurred additional legal and other costs during the fiscal year ended February 28, 2013, in conjunction with the Company’s exploration of strategic alternatives.

Research and development expenses increased approximately $0.2 million or 22% from $0.9 million in fiscal 2012 to $1.1 million in fiscal 2013. The Company developed several new products which are intended to capitalize on the Company’s competitive advantages and to broaden the Company’s product line into areas of the market which the Company has been absent in for several years—such as German equatorial mount telescopes. The LX800 and LX80 telescopes were announced in Fall 2011 and the LX600 was announced in Spring 2012. The development of the LX800 and LX600 products took much longer than originally anticipated.

Release of warranty liability of $0.3 million during the twelve months ended February 28, 2013 pertained to a reduction in the Company’s warranty accrual which was recorded based upon an agreement with the acquirer of one of the Company’s former sport optics brands which released the Company of its remaining warranty liability associated with those products. No such adjustment applied to the prior year.

The Company incurred interest expense of approximately $29 thousand during the fiscal year ended February 28, 2013 compared to interest income of approximately $2 thousand in the prior year due to the fact that the Company did not advance on its credit facility during fiscal 2012, whereas the Company began advancing on its credit facility in September 2013.

Liquidity and Capital Resources

The Company incurred a net loss of approximately $3.7 million, which resulted in a net decrease in cash of approximately $3.6 million from $3.9 million at February 29, 2012 to $0.3 million at February 28, 2013.

The Company has limited working capital and access to credit. The Company had $40 thousand of remaining availability at February 28, 2013. In addition, while the Company’s financing agreement with its lender does not contain explicit financial covenants, the Agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the Agreement. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The Company’s financial statements for the fiscal year ended February 28, 2013 were prepared assuming the Company would continue as a going concern; however, the Company’s declining revenues, recurring losses, weakened financial position and reduced liquidity raise substantial doubt about its ability to continue as a going concern. The Company’s board of directors decided in January 2013 that the Company should consider its strategic alternatives to preserve and maximize shareholder value, which ultimately culminated in the signing on May 17, 2013 of the Agreement and Plan of Merger which, subject to shareholder approval, would allow for the outstanding shares of the Company to be purchased for $3.45 per share or approximately $4.5 million.

Due to the Company’s declining revenues, recurring losses, limited liquidity and weakened financial position, the Company may not be able to operate long enough execute that planned transaction. Net sales during the three months ending May 31, 2013 are expected to be approximately $3 million, substantially below the net sales of approximately $3.8 million during the three months ended February 28, 2013 and net sales of approximately $4.2 million during the three months ended May 31, 2012. Due to the lower net sales levels the Company is encountering, the Company expects to incur substantial losses during the period through the close of the transaction.

In addition, the Company has limited and decreasing working capital and is finding it increasingly difficult to operate normally. The Company’s net debt, which consists of the net balance owed on the Company’s credit facility less cash, was $92 thousand at February 28, 2013 compared to $371 thousand at April 30, 2013.

In addition, as is common with public company transactions, a number of law firms are investigating the recently announced merger transaction and may choose to file a lawsuit against the Company in an effort to obtain financial dispensation from the Company. Such actions, or other factors, could cause further delays in the close of the planned transaction and/or result in additional costs. If such events occur, the Company may not have sufficient working capital to operate through the close of the planned transaction. If the Company is not able to obtain additional capital, it may be unable to execute the planned transaction and the Company may then have to file bankruptcy and cease operations.

Capital expenditures, including financed purchases of equipment, aggregated $0.1 million for each of the years ended February 28, 2013 and February 29, 2012. The Company had no material capital expenditure commitments at February 28, 2013.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2014 and beyond.

New Accounting Pronouncements

There were no recent accounting pronouncements which had an effect or are expected to have an effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures.

As of February 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

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

Previously Reported Material Weakness in Internal Control over Financial Reporting.

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

Changes in Internal Control Over Financial Reporting.

Except for the remediation steps to address the material weakness in its internal control over financial reporting described above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, the preparation and review of the adjustment to record capitalized overhead and variances from standard costs has been separated to two different members of the Company’s accounting staff.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that as of February 28, 2013, our internal control over financial reporting is effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Information Regarding Directors

The information set forth below includes, with respect to each member of the Company’s Board of Directors, his age as of May 1, 2013, principal occupation and employment during the past five years, the year in which he first became a director of the Company, and directorships he has held at other public companies during the past five years.

Steven G. Murdock, age 61, has been a director of the Company since 2006 and has been the Company’s Chief Executive Officer since February 2009. Previously, he served as the Company’s Chief Executive Officer from June 2003 to May 2006 and as its President and Chief Operating Officer from October 1990 to June 2003. From May 1980 to October 1990, Mr. Murdock served as the Company’s Vice President of Optics. From November 1968 to May 1980, Mr. Murdock worked as the optical manager for Coulter Optical, Inc., an optics manufacturer. Mr. Murdock received a BS degree in business administration from California State University at Northridge. Mr. Murdock’s qualifications to serve on the Board include, among others: (i) he is the Company’s Chief Executive Officer and has been with the Company for over 30 years; and (ii) his role and his experience enable him (A) to bring invaluable operational and financial perspectives to the Board; and (B) to continually educate and advise the Board on the Company’s industry and related, issues and challenges.

Timothy C. McQuay, age 61, has been a director of the Company since 1997 and has served as Managing Director of Noble Financial Capital Markets, an investment banking firm, since November 2011. From September 2008 to November 2011, he served as Managing Director of B. Riley & Co., an investment banking firm. From August 1997 to December 2007, he served as a Managing Director—Investment Banking at A.G. Edwards & Sons, Inc. From May 1995 to August 1997, Mr. McQuay was a Partner at Crowell, Weedon & Co. and from October 1994 to August 1997 he also served as Managing Director of Corporate Finance. From May 1993 to October 1994, Mr. McQuay served as Vice President, Corporate Development with Kerr Group, Inc., a New York Stock Exchange listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay served as Managing Director of Merchant Banking with Union Bank. Mr. McQuay received an AB degree in economics from Princeton University and a MBA degree in finance from the University of California at Los Angeles. He also serves as the Chairman of the Board of Directors of BSD Medical, Corp. and as a director of Superior Industries International, Inc. Mr. McQuay’s qualifications to serve on the Board include, among others, his extensive business and financial experience, his public company board and investment banking experience, his knowledge of the Company and his service as a director of the Company for over 14 years.

Frederick H. Schneider, Jr., age 57, has been a director of the Company since 2004 and has served as Chief Executive Officer of ABP Arrowhead LLC, a manufacturer of plumbing and irrigation products since March 2010. Previously, he served as the Chief Financial Officer and as a director of Sketchers USA, Inc. from 2006 to 2010. From 2004 to 2005, he served as Senior Managing Director of Pasadena Capital Partners, LLC, a private equity investment firm. Prior to working at Pasadena Capital Partners, LLC, Mr. Schneider was an independent private equity investor and consultant. From September 1994 to January 1998, he served as Chief Financial Officer and Principal of Leonard Green & Partners, L.P., a merchant banking firm. From June 1978 to September 1994, he was employed by KPMG Peat Marwick, including five years as an Audit and Due Diligence Partner. Mr. Schneider received a BA degree in accounting and management from Ambassador College. He served as a member of the Board of Directors of Sport Chalet, Inc. from May 2000 until July of 2010. Mr. Schneider’s qualifications to serve on the Board include, among others, his corporate financial expertise gained through his service as CFO and a board member of a public company in a consumer product field and as a partner of a large public accounting firm.

Mark D. Peterson, age 50, has been a director of the Company since 2011 and has been a partner in the law firm of O’Melveny & Myers LLP, specializing in corporate and securities law, since December 2011. From March 2008 to May 2011, he served as senior vice president, chief legal officer, and secretary of Conexant Systems, Inc., a manufacturer of semiconductor devices. From August 2007 to March 2008, he served as senior vice president, general counsel and secretary of Targus Group International, Inc., a manufacturer of mobile computing accessories. From October 1997 to August 2007, he served in various senior roles at the Company, including senior vice president, general counsel and secretary. Mr. Peterson received a BS degree in accounting from Brigham Young University and a JD degree from the University of California—Berkeley, Boalt Hall School of Law. Mr. Peterson’s qualifications to serve on the Board include, among others, his former service as an executive officer of the Company, his service as an executive officer in other multinational companies, including an international consumer products company, and his experience and knowledge regarding legal, governance, executive compensation and financial issues gained during his service as a business executive in public companies and as an attorney with an international law firm.

Information Regarding Executive Officers

Information regarding the Company’s executive officers is set forth in Item 1 – “Business” of this Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics

The Company has adopted a Code of Ethical Standards and Business Practices that applies to all of the Company’s employees, including its Chief Executive Officer, Chief Financial Officer, and other financial personnel. The Code of Ethical Standards is designed to deter wrongdoing and to promote, among other things, (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosures, and (iii) compliance with applicable governmental laws, rules and regulations. The Code of Ethical Standards and Business Practices is available on the Company’s website at www.meade.com. If the Company makes any substantive amendments to the Code of Ethical Standards and Business Practices or grants any waiver, including any implicit waiver, from a provision of the Code to its Chief Executive Officer, Chief Financial Officer or other executive officers, it will disclose the nature of such amendment or waiver on its website.

Audit Committee

The Company has a separately-designated standing Audit Committee. As of February 28, 2013, the Audit Committee was comprised of Messrs. Schneider (Chairman), McQuay and Peterson. The Board of Directors has determined that Mr. Schneider has accounting and related financial management expertise within the meaning of the NASDAQ Stock Market listing standards and qualifies as an “audit committee financial expert” within the meaning of the SEC regulations. The Board of Directors has also determined that each of the members of this Committee is an “independent director” as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market and meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Item 11.	Executive Compensation.

General

Summary Compensation Table

The following table presents information regarding the compensation of the Company’s principal executive officer and the only other highly compensated executive officer (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Steven G. Murdock Chief Executive Officer	2013 2012	250,000 250,000	— —	102,000 182,250	524 558	352,524 432,808
John Elwood Senior Vice President- Finance and Administration and Chief Financial Officer and Secretary	2013 2012	170,316 170,316	— —	68,000 121,500	775 325	239,091 292,141

(1)	These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Detailed information about the amount recognized for specific awards is reported in the table under “Outstanding Equity Awards at Fiscal 2013 Year-End.” For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of equity incentive awards contained in Note 3 “Summary of Significant Accounting Policies—stock based compensation” and Note 10 “Stock Incentive Plan” to the Company’s Consolidated Financial Statements, included as part of this Form 10-K.
(2)	Includes life insurance premium payments.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to the Company’s Named Executive Officers during Fiscal 2012 and Fiscal 2013. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus and long-term equity incentives consisting of stock options or restricted stock. Named Executive Officers also were paid the other compensation listed in the Summary Compensation Table, as further described in Footnote 2 to the table.

The Summary Compensation Table should be read in conjunction with the other tables and narrative descriptions in this Form 10-K. A description of the material terms of each Named Executive Officer’s base salary, annual bonus, and equity compensation is provided below. The Outstanding Equity Awards at Fiscal 2013 Year-End table below provides further information on the Named Executive Officers’ outstanding option and stock awards.

Employment Agreements

On August 14, 2012, Meade Instruments Corp., a Delaware corporation (the “Company”), and Steven Murdock, the Company’s Chief Executive Officer, entered into an Amended and Restated Employment Agreement (the “Murdock Agreement”). In addition, on August 14, 2012, the Company and John Elwood, the Company’s Chief Financial Officer, entered into an Amended and Restated Employment Agreement (the “Elwood Agreement”, and together with the Murdock Agreement, the “Executive Agreements”). The initial term of each Executive Agreement ends on February 28, 2013, and each agreement is automatically renewed for one year periods unless the Company or the executive officer notifies the other of nonrenewal at least 90 days before the end of the initial term (or applicable renewal term).

Each Executive Agreement is essentially identical, except for compensation. The Executive Agreements provides for the following terms and conditions: Each executive officer is entitled to the payment of an annual base salary equal to the following amounts: $250,000 for Mr. Murdock and $170,316 for Mr. Elwood. The executive officers are also entitled to participate in and are covered by all bonus, incentive and employee health, insurance, 401(k), and other plans and benefits established for the employees of the Company, although Mr. Murdock will not be required to contribute toward his medical and dental insurance premiums. In addition, the Executive Agreements provide the executive officers with vacation benefits (three weeks per year for Mr. Elwood and four weeks per year for Mr. Murdock, up to a maximum accrual of six weeks for Mr. Elwood and eight weeks for Mr. Murdock), and reimbursement of all business expenses. In addition, each executive officer is entitled to a cash bonus if certain targets are achieved. The calculation of such cash bonus amounts shall be determined by the Compensation Committee of the Company’s Board of Directors within the first 60 days of each fiscal year. For the Company’s fiscal year ended February 28, 2013, if the Company had positive EBITDA for such fiscal year, each of the executive officers would have received a cash bonus as follows: (i) Mr. Murdock would have received an amount equal to 28.75% of the Company’s positive EBITDA (up to a maximum cash bonus of $23,000); and (ii) Mr. Elwood would have received an amount equal to 21.25% of the Company’s positive EBITDA (up to a maximum cash bonus of $17,000). For this purpose, EBITDA means the Company’s net income plus the provision for interest and income taxes, and plus the amount of any non-cash expenses. However, since the Company had a net loss in Fiscal 2013 and did not achieve the required minimum EBITDA level, no bonuses were paid to the executive officers for Fiscal 2013. The bonus targets for the Company’s fiscal year ending February 28, 2014 are still being determined by the Compensation Committee.

If the Company terminates the employment of one of these executive officers without cause, the Company elects not to renew one of the executive officer’s Executive Agreement or if one of the executive officers terminates his employment for one of the following reasons: (A) a material diminution of authority, duties or responsibilities of the executive officer, (B) any material reduction by the Company to the executive officer’s base salary, or (C) the Company requires the executive officer to be based at any office or location which increases the distance from such executive officer’s home to the office or location by more than 45 miles from the distance in effect at the beginning of the term of the Executive Agreements, then such executive officer would be entitled to an aggregate severance payment equal to: (x) 12 months base salary and (y) group medical and dental insurance COBRA benefits for 18 months (and with respect to Mr. Murdock, if longer the period between the termination date and August 4, 2016) (collectively, the “Severance Payments”). The Severance Payments are to be paid in one lump sum within 30 days after termination. As partial consideration for the benefits set forth above, the executive officers agreed to not solicit its customers or employees, during the term of employment and for 12 months after termination of employment.

Long-Term Share-Based Incentive Awards

The Company’s policy is that the Named Executive Officers’ long-term compensation should be directly linked to the value provided to the Company’s stockholders. Therefore, 100% of the Named Executive Officers’ long-term compensation is currently awarded in the form of share-based instruments that are in or valued by reference to the Company’s Common Stock, generally non-qualified stock options. The number of shares of the Company’s Common Stock subject to each annual award is intended to create a meaningful opportunity for stock ownership in light of the Named Executive Officer’s current position with the Company, the individual’s potential for increased responsibility and promotion over the award term, and the individual’s personal performance in recent periods. The Compensation Committee may also take into account the number of unvested equity awards held by the Named Executive Officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative equity award holdings of the Company’s Named Executive Officers.

Stock Options. The Company has traditionally and intends to continue to make a portion of its long-term incentive awards to Named Executive Officers in the form of stock options with an exercise price that is equal to the fair market value of the Company’s Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the Company’s stockholders realize value on their shares. The stock options also function as a retention incentive for the Company’s executive officer as they generally vest over a four (4) year period following the grant date.

Restricted Stock. At certain times, the Company has made a portion of its long-term incentive grants (or a portion of its bonus awards) to Named Executive Officers in the form of restricted stock. Restricted stock represents Common Stock of the Company that is subject to a restriction until such time as a specified vesting requirement is satisfied. The Company has determined that at times it is advisable to grant restricted stock in addition to or in lieu of larger stock option grants in order to minimize stock expense to the Company and dilution. The restricted stock also functions as a retention incentive as the restrictions generally vest over a time period following the grant date.

401(k) Plan

The Company maintains a 401(k) Plan which is qualified under Section 401(k) of the Internal Revenue Code (the “Code”) for all employees of the Company who have completed at least six months of service with the Company and are at least 21 years of age. The 401(k) Plan is designed for all eligible employees to save for retirement on a tax-deferred basis. Eligible employees may contribute up to 15% of their annual compensation up to a maximum amount allowed under the Code. The 401(k) Plan does not currently include an employer match provision. On May 1, 2013 the Company took formal action to terminate its 401(k) Plan. The date of plan termination is May 31, 2013, at which time all participants with an account balance will be fully vested and forfeiture amounts will be allocated in accordance with the terms of the 401(k) Plan.

Severance and Other Benefits Upon Termination of Employment or Change in Control

Employment Agreements. In order to achieve the Company’s compensation objective of attracting, retaining and motivating qualified executives, the Board believes that it needs to provide the Company’s Named Executive Officers with certain severance protections. For Named Executive Officers, the Company’s philosophy is that severance should only be payable upon certain terminations of a Named Executive Officer’s Executive Agreement with the Company. The Board believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of Named Executive Officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Named Executive Officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, the Company has provided Named Executive Officers under the Executive Agreements with severance benefits in a change in control situation in which the Named Executive Officer was actually terminated by the Company without cause or by the Named Executive Officer for “good reason” as defined in such Executive Agreements.

Option Plans. Under the terms of the 1997 Plan and 2008 Plan, if there is a liquidation, sale of all or substantially all of the Company’s assets, or merger or reorganization that results in a change in control of the Company, and such outstanding awards will not be continued or assumed following the transaction, then, like all other employees, Named Executive Officers may receive immediate vesting of their outstanding long-term incentive compensation awards.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. The Compensation Committee believes that in establishing the cash and equity incentive compensation programs for the Company’s executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. Accordingly, the Compensation Committee may provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to the Company’s financial performance or share-based awards in the form of restricted stock or stock options, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Compensation Committee believes it is important to maintain incentive compensation at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

OUTSTANDING EQUITY AWARDS AT FISCAL 2013 YEAR-END

The following table presents information regarding the outstanding share-based awards held by each Named Executive Officer as of February 28, 2013.

	Option Awards (1)						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Steven G. Murdock	8/10/12	(2)		—	—	—	30,000	102,000
	6/29/11	(3)	—	—	—	—	33,750	182,250
	3/13/09	(4)	37,500	—	4.40	3/12/19	—	—
	3/13/09	(4)	25,000	—	4.40	3/12/19	—	—
	7/10/08	(5)	250	—	15.00	7/09/18	—	—
	7/12/07	(5)	250	—	44.20	7/11/17	—	—
	1/31/07	(5)	250	—	55.20	1/30/17	—	—
John Elwood	8/10/12	(2)	—	—	—	—	20,000	68,000
	6/29/11	(3)	—	—	—	—	22,500	121,500

(1)	Unless otherwise noted, each stock option grant reported in the table was granted under, and is subject to, the Company’s 1997 Plan. Unless otherwise noted, the option expiration date shown in the table is the normal expiration date, and the latest date that the options may be exercised. The options may terminate earlier in certain circumstances described below. For each Named Executive Officer, the unexercisable options shown in the table are also unvested and will generally terminate if the Named Executive Officer’s employment terminates. The exercisable options shown in the table, and any unexercisable options shown in the table that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates. Unless exercised, exercisable stock options will generally terminate within three months after the date of termination of employment. In addition, the stock options (whether exercisable or not) will immediately terminate if a Named Executive Officer’s employment is terminated by the Company for cause or misconduct (as determined under the 1997 Plan). The options may become fully vested and may terminate earlier than the normal expiration date if there is a change in control of the Company.
(2)	On August 10, 2012, each of the Executive Officers was granted a restricted stock award (an “Award”) pursuant to the Company’s form of Restricted Stock Award Agreement under the Company’s 2008 Plan. Each Award vests in four equal installments with the first installment vesting on August 10, 2013 and the remainder vesting on each of the next three consecutive anniversaries. The Awards also become fully vested upon a change in control of the Company. However, if an Executive Officer’s employment is terminated for any reason, any shares of such Executive Officer’s Award which are then unvested shall be forfeited.
(3)	On June 29, 2011, each of the Executive Officers was granted a restricted stock award (an “Award”) pursuant to the Company’s form of Restricted Stock Award Agreement under the Company’s 2008 Plan.

Footnotes continue on next page

Footnotes continued from previous page

Each Award vests in ten equal installments with the first installment vesting on June 29, 2012 and the remainder vesting on each of the next nine consecutive anniversaries; provided, however, if the Company subsequently achieves net income for any fiscal year of the Company (but excluding the Company’s fiscal years 2019, 2020 and 2021), as shown on the Company’s audited consolidated financial statements for each fiscal year, the vesting of the Award shall accelerate such that the number of shares of the Award which are unvested at the end of such fiscal year shall vest in three substantially equal installments over the then next three consecutive anniversaries of the date of the Award. The Awards also become fully vested upon a change in control of the Company. However, if an Executive Officer’s employment is terminated for any reason, any shares of such Executive Officer’s Award which are then unvested shall be forfeited.

(4)	Twenty-five percent (25%) of each of these option awards vested and became exercisable on each of May 5, 2009, August 5, 2009, November 5, 2009 and February 5, 2010. The 25,000 option grant was made under the Company’s 2008 Plan, the terms of which are substantially similar to the 1997 Plan. The 37,500 option grant was made under a stand-alone option agreement which also had terms similar to options granted under the 1997 Plan.
(5)	These option awards were granted to him while he was a non-employee director. Each of these option awards vest and become exercisable in three equal and successive installments over the three year period commencing on the date of grant. The July 10, 2008 option grant was made under the Company’s 2008 Plan.

Director Compensation

Directors who are also employees of the Company are reimbursed for expenses incurred in attending meetings of the Board but do not otherwise receive compensation for serving as directors of the Company. The compensation paid to any director who was also one of the Company’s employees during Fiscal 2013 is presented above in the Summary Compensation Table and the related explanatory tables. Such employee-directors are generally not entitled to receive additional compensation for their services as directors. Each director who is not an employee of the Company (referred to herein as “Non-Employee Directors”) is entitled to receive compensation consisting of an annual retainer, fees for committee chairmanship and annual option awards as set forth below.

Annual Retainer and Chairmanship Fees

The following table sets forth the schedule of annual retainers and Chairmanship fees for each Non-Employee Director in effect during Fiscal 2013:

Type of Fee	Dollar Amount
Annual Board Retainer	$10,000
Additional Annual Fee to Chair of Audit Committee	$1,500
Additional Annual Fee to Chair of Compensation Committee	$1,500
Additional Annual Fee to Chair of Nominating and Governance Committee	$1,500

All Non-Employee Directors are also reimbursed for out-of-pocket expenses they incur serving as directors and attending meetings.

Equity Awards to Non-Employee Directors

The Company’s 2008 Plan provides for the automatic granting of stock options to Non-Employee Directors. Each time a new Non-Employee Director is elected, an option to purchase 250 shares of Common Stock is automatically granted to such Non-Employee Director at the then fair market value of the Common Stock. In addition, Non-Employee Directors receive an additional grant of 250 options on the date of each Annual Meeting of Stockholders after which such director will continue in office, provided that any new Non-Employee Director will only receive one automatic grant during the year in which such director is elected. All options granted to Non-Employee Directors are non-qualified stock options and vest ratably over the three-year period following the date of the grant. The option exercise price is the fair market value or closing price of the Company’s Common Stock as of the date of grant. The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. However, Non-Employee Directors are entitled to dividends with respect to shares purchased under an option at the same rate as of the Company’s other stockholders.

Director Compensation Table

The following table presents information regarding the compensation paid during Fiscal 2013 to Non-Employee Directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Stock Awards ($)(3)	Total ($)
Timothy C. McQuay	11,500	469	—	11,969
Frederick H. Schneider, Jr.	11,500	469	—	11,969
Mark D. Peterson	11,500	469	—	11,969
Paul D. Sonkin(4)	7,500	469	—	7,969
Michael R. Haynes(4)	7,500	469	—	7,969

(1)	The amounts reported as Option Awards above reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in connection with the stock options reported as Option Awards above, please see the discussion of stock and option awards contained in Note 3 “Summary of Significant Accounting Policies—Stock-based compensation” and Note 10 “Stock Incentive Plan” to the Company’s Consolidated Financial Statements, included as part of this Form 10-K.
(2)	As described above, each of the Company’s Non-Employee Directors was automatically granted an award of 250 stock options in connection with the Company’s Annual Meeting on July 12, 2012. The exercise price of each stock option awarded was equal to the closing price of the Company’s Common Stock on the grant date ($3.75 on July 12, 2012). See footnote (1) above for the assumptions used to value these awards in the table. As of February 28, 2013, each Non-Employee Director held outstanding options for the following number of shares: Mr. McQuay, 2,500; Mr. Schneider, Jr., 2,250; and Mr. Peterson, 500.
(3)	As of February 28, 2013, no Non-Employee Director held any stock awards.
(4)	Messrs. Sonkin and Haynes each resigned from the Company’s Board of Directors in January 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of May 1, 2013, for (i) each person known to beneficially own more than 5% of the Common Stock based solely on filings with the SEC, (ii) each of the directors, (iii) each of the executive officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes sole voting and sole dispositive power with respect to the shares shown.

Security Ownership Table

	Amount and
	Nature of	Percent
	Beneficial	of
Name and Address	Ownership	Class
Principal Stockholders
Hummingbird entities and Paul D. Sonkin(1)	99,659	7.64%
Yifen Zhang(2)	81,041	6.20%
Zhang Xiaoyan(3)	75,402	5.77%
GRT Capital Partners, L.L.C.(4)	68,656	5.26%
Executive Officers and Directors
Steven G. Murdock(5)(6)	198,800	14.53%
John A. Elwood(5)(7)	45,334	3.47%
Timothy C. McQuay(5)(8)	2,100	*
Frederick H. Schneider, Jr.(5)(9)	1,750	*
Mark D. Peterson(5)(10)	83	*
All current directors and executive officers as a group (5 persons)(11)	248,067	18.08%

*	Less than 1%
(1)

According to a filing of a Schedule 13D/A dated January 4, 2012, filed with the SEC, Hummingbird Value Fund, L.P. (“HVF”) has sole voting power and sole dispositive power as to such shares. Each of Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC), a Delaware limited liability company (“Hummingbird”), as investment manager, and Hummingbird Capital LLC (“HC”), as general partner of HVF, may also be deemed to have sole voting power and sole dispositive power over such shares. In addition, Paul D. Sonkin, as managing member of HC and of Hummingbird may also be deemed to have sole voting power and sole dispositive power as to such shares. Mr. Sonkin is a former director of the Company, resigning in January 2013. Based on the Company’s records, Mr. Sonkin also has beneficial ownership of an additional 4,188 shares of Common Stock which if included with the 99,659 shares listed above would result in a total of 103,847 shares or 7.95% of the total outstanding Common Stock. The address of the principal business of Mr. Sonkin and the Hummingbird entities is 575 Madison Avenue, 9th Floor, New York, NY 10022.

(2)	According to a filing of a Schedule 13G dated May 6, 2013, filed with the SEC, the address or principal business office of Yifen Zhang is 17 Wood Street, H102, San Francisco, CA 94118.
(3)	According to a filing of a Schedule 13D dated May 18, 2013, filed with the SEC, the residence or business address of Zhang Xiaoyan is 1528 East Zhuan Xing Rd., Building 11, Suite 401, Shanghai, China 201108.
(4)

According to a joint filing of a Schedule 13G dated February 14, 2013, filed with the SEC, GRT Capital Partners, L.L.C. (“GRT Capital”) reported beneficial ownership of such shares, and GRT Capital reported that it has sole voting power and sole dispositive power with respect to such shares. The address or principal address of GRT Capital is One Liberty Square, 11th Floor, Boston, MA 02109.

(5)	The address for all directors and executive officers of the Company is c/o Meade Instruments Corp., 27 Hubble, Irvine, CA 92618.
(6)	Includes an aggregate of (i) 63,250 shares subject to options that are currently exercisable or will become exercisable on or before June 30, 2013 and (ii) 63,750 restricted shares of Common Stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares, however, Mr. Murdock maintains sole voting power with respect to all such unvested shares. Also includes 68,050 shares held by Steven G. Murdock, as Trustee of the Steven G. Murdock Trust u/a/d August 16, 2001.
(7)	Includes 42,500 restricted shares of Common Stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares, however, Mr. Elwood maintains sole voting power with respect to all such unvested shares.

Footnotes continued on next page

Footnotes continued from previous page

(8)	Includes 2,000 shares subject to options that are currently exercisable or will become exercisable on or before June 30, 2013.
(9)	Includes 1,750 shares subject to options that are currently exercisable or will become exercisable on or before June 30, 2013.
(10)	Includes 83 shares subject to options that are currently exercisable or will become exercisable on or before June 30, 2012.
(11)	Included in this total of all executive officers and directors as a group as of May 1, 2013. Includes 67,083 shares subject to options that are currently exercisable or will become exercisable on or before June 30, 2013. See footnotes 6 through 10 above.

Entry into a Material Definitive Agreement.

On May 17, 2013, Meade Instruments Corp. (the “Company”), JOC North America LLC (“JOC”) and JOCNA Inc., a wholly-owned subsidiary of JOC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of JOC (the “Merger”).

At the effective time of the Merger, and as the result of the Merger, each share of Company common stock (other than any treasury shares held by the Company and any shares of Company common stock beneficially owned by JOC, any of its subsidiaries or affiliates or any person who properly demands statutory appraisal of their shares) will be converted into the right to receive an amount in cash equal to $3.45, without interest (the “Merger Consideration”). Each option to acquire Company common stock (whether vested or unvested) that is outstanding at the effective time of the Merger will become vested in full and will be canceled in exchange for the right to receive the Merger Consideration minus the exercise price per share of the option. Each share of restricted Company common stock that is outstanding at the effective time of the Merger will vest in full and will convert into the right to receive the Merger Consideration per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of February 28, 2013 with respect to shares of Meade common stock that may be issued under all of the Company’s equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	70,775	$8.22	74,842

(1)	These plans include the 1997 Stock Incentive Plan and the 2008 Stock Incentive Plan, and also includes the stand-alone stock option agreement under which Steven Murdock was granted an option covering 37,500 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Employment Agreements” and “Severance and Other Benefits Payments Upon Termination of Employment or Change in Control” above for a description of the Executive Agreements and other agreements by and between the Company and certain of its Executive Officers.

The Company’s Certificate of Incorporation, as amended (the “Certificate”) authorizes the Company to provide indemnification of the Company’s directors and officers, and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify its directors and officers, to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, each of the Company’s current directors and executive officers has entered into a separate indemnification agreement with the Company. Finally, the Certificate and Bylaws limit the liability of directors to the Company or its stockholders to the fullest extent permitted by the DGCL.

On August 24, 2007 (the “Closing Date”), the Company entered into a Purchase Agreement (the “Purchase Agreement”) with five institutional investors (the “Investors”) pursuant to which the Investors purchased in a private placement 3,157,895 shares of the Company’s common stock, par value $0.01 (the “Common Shares”) (or 157,895 Common Shares as adjusted to reflect the Reverse Stock Split), at a purchase price of $1.90 per share (or $38.00 per share as adjusted to reflect the Reverse Stock Split). Gross proceeds from the sale of the Common Shares were approximately $6.1 million. Three of the Investors (the “Hummingbird Investors”) are controlled by, Paul D. Sonkin, through his management and control of Hummingbird Capital, LLC, the general partner of the Hummingbird Investors. Mr. Sonkin was a director of the Company until he resigned in January 2013. The Hummingbird Investors purchased in the aggregate 526,316 of the Common Shares (or 26,316 Common Shares as adjusted to reflect the Reverse Stock Split) and paid a purchase price of $2.00 per share (or $40.00 per share as adjusted to reflect the Reverse Stock Split) (or an aggregate purchase price of approximately $1.1 million) in accordance with applicable rules of the NASDAQ Stock Market. The approximate dollar value of the amount of Mr. Sonkin’s interest in the transaction is $45,000. Prior to the sale of the Common Shares to the Hummingbird Investors, Mr. Sonkin beneficially owned approximately 15.6% of the Company’s common stock.

In connection with entering into the Purchase Agreement on August 24, 2007, the Company also entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement a registration statement was filed with the Securities and Exchange Commission (the “Commission”) and declared effective covering the resale of the Common Shares. Subject to certain exceptions if sales cannot be made pursuant to the registration statement, the Company must pay the Investors 1.5% of the aggregate purchase price of the Common Shares for each 30-day period (or portion thereof) during which sales under the registration statement are not permitted. On May 9, 2013, in consideration for a payment of $50,000, the Hummingbird Investors settled any claim they had regarding a registration statement not being available for sales of their Common Shares.

Independence of Board Of Directors

The Board of Directors has determined that each of the directors listed in Item 10 (including Paul Sonkin and Michael Haynes who each resigned in January 2013), other than Steven G. Murdock (the Company’s current Chief Executive Officer), was “independent” under the applicable rules of the NASDAQ Stock Market listing standards for the Company’s fiscal year ending February 28, 2013.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Auditors

The Company was billed an aggregate of approximately $112,500 and $158,185 by Moss Adams LLP for professional services for the fiscal years ended February 29, 2012 and February 28, 2013, respectively. The table below sets forth the components of these aggregate amounts.

Type of Fee	February 29, 2012	February 28, 2013
Audit Fees — professional services rendered for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Form 10-Qs	$112,500	$121,200
Audit-Related Fees — services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including reviews of registration statements filed with the SEC	—	$9,700
Tax Fees — professional services rendered for tax compliance, tax consulting and tax	—	$27,285

Audit Committee Pre-Approval Policies and Procedures.

The Charter for the Audit Committee of the Board of Directors establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by the Company’s independent auditors. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual basis. The pre-approval of non-auditing services can be delegated by the Audit Committee to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits the Company from retaining its independent auditors to perform specified non-audit functions, including bookkeeping; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; and internal audit outsourcing services. The Audit Committee pre-approved all of the non-audit services provided by the Company’s independent auditors during Fiscal 2012 and Fiscal 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Page
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at February 28, 2013 and February 29, 2012	F-2
Consolidated Statements of Operations for each of the two years in the period ended February 28, 2013	F-3
Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended February 28, 2013	F-4
Consolidated Statements of Cash Flows for each of the two years in the period ended February 28, 2013	F-5
Notes to Consolidated Financial Statements	F-6
2. Financial Statement Schedule:
For each of the two years in the period ended February 28, 2013 and February 29, 2012—II—Valuation and Qualifying Accounts
3. Exhibits included or incorporated herein: See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Meade Instruments Corp.

We have audited the accompanying consolidated balance sheets of Meade Instruments Corp. (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meade Instruments Corp. as of February 28, 2013 and February 29, 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, subsequent to February 28, 2013, the Company, JOC North America LLC (“JOC”) and JOCNA Inc., (“JOCNA”) a wholly owned subsidiary of JOC, entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction of waiver of certain conditions, JOCNA will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of JOC.

/s/ MOSS ADAMS LLP
Irvine, CA
May 30, 2013

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Fiscal Years Ended
	February 28, 2013	February 29, 2012
ASSETS
Current assets:
Cash	$320	$3,904
Accounts receivable, less allowance for doubtful accounts of $22 at February 28, 2013 and $139 at February 29, 2012	1,896	1,668
Inventories	7,140	6,633
Prepaid expenses and other current assets	154	208

Total current assets	9,510	12,413
Property and equipment, net	196	170
Intangible assets, net	534	705
Other assets, net	166	105

	$10,406	$13,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$371	$—
Accounts payable	2,155	1,498
Accrued liabilities	1,273	1,686

Total current liabilities	3,799	3,184
Deferred rent	17	25

Commitments and contingencies

Stockholders’ equity:
Common Stock; $0.01 par value; 2,500 shares authorized; 1,173 shares issued and outstanding at February 28, 2013 and 1,167 shares issued and outstanding at February 29, 2012	12	12
Additional paid-in capital	52,743	52,670
Accumulated deficit	(46,165)	(42,498)

Total Stockholders’ equity	6,590	10,184

	$10,406	$13,393

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	February 28, 2013	February 29, 2012
Net sales	$17,428	$21,586
Cost of sales	15,058	16,282

Gross profit	2,370	5,304
Selling expenses	1,699	2,360
General and administrative expenses	3,539	3,408
Research and development expenses	1,056	897
Release of warranty liability	(294)	—

Operating loss	(3,630)	(1,361)
Interest expense	29	—
Interest income	—	(2)

Loss before income taxes	(3,659)	(1,359)
Income tax expense	8	62

Net loss	$(3,667)	$(1,421)

Net loss per share—basic and diluted	$(3.13)	$(1.22)

Weighted average common shares outstanding—basic and diluted	1,171	1,167

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCE AT FEBRUARY 28, 2011	1,167	$12	$52,572	$(41,077)	$11,507
Stock-based compensation	—	—	98	—	98
Net loss	—	—	—	(1,421)	(1,421)

BALANCE AT FEBRUARY 29, 2012	1,167	$12	$52,670	$(42,498)	$10,184
Stock-based compensation		—	73	—	73
Vesting of restricted stock	6	—	—	—	6
Net Loss	—	—	—	(3,667)	(3,667)

BALANCE AT FEBRUARY 28, 2013	1,173	$12	$52,743	$(46,165)	$6,590

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net loss	$(3,667)	$(1,421)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Release of warranty liability	(294)	—
Depreciation and amortization	224	314
Bad debt (recovery) expense	(68)	77
Stock-based compensation	73	98
Deferred rent amortization	(8)	1
Gain on sale of fixed assets	(5)	—
Changes in assets and liabilities:
Accounts receivable	(160)	1,039
Inventories	(507)	(595)
Prepaid expenses and other current assets	57	42
Accounts payable	657	(206)
Accrued liabilities	(119)	(463)

Net cash used in operating activities	(3,817)	(1,114)

Cash flows from investing activities:
Capital expenditures	(143)	(58)
Proceeds from sale of fixed assets	5	—

Net cash used in investing activities	(138)	(58)

Cash flows from financing activities:
Net advances on credit facility	371	—

Net cash provided by financing activities	371	—

Net decrease in cash	(3,584)	(1,172)

Cash at beginning of year	3,904	5,076

Cash at end of year	$320	$3,904

Supplemental disclosures of cash flow information:
Interest paid	$38	$—
Income taxes	$55	$26

See accompanying notes to consolidated financial statements.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Operations

Meade Instruments Corp. (the “Company”) is engaged in the design, manufacture, marketing and sale of consumer products, primarily telescopes, telescope accessories and binoculars. The Company designs its products in-house or with the assistance of external consultants. Most of the entry level products are manufactured overseas by contract manufacturers in Asia, while the high-end telescopes are manufactured and assembled at the Company’s Mexico facility. Sales of the Company’s products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. The Company currently operates out of two primary locations: Irvine, California and Tijuana, Mexico. The California facility serves as the Company’s corporate headquarters, research and development facility; the Mexico facility contains the Company’s manufacturing, assembly, repair, packaging, distribution and other general and administrative functions. The Company’s business is seasonal and the financial results have historically varied significantly on a quarter-by-quarter basis throughout each year.

The Company has incurred substantial losses for several years and has attempted repeatedly unsuccessfully to restructure the Company and return it to profitability. In January 2013, the Company’s board of directors decided that the Company should explore strategic alternatives in order to ensure that shareholder value was preserved. The Company’s board of directors approved a merger agreement and on May 17, 2013, the Company announced that it had entered into an Agreement and Plan of Merger which would allow for all outstanding shares of the Company to be purchased by a wholly-owned subsidiary of JOC North America LLC, a subsidiary of Jinghua Optics & Electronics for approximately $4.5 million.

2. Liquidity

The Company incurred a net loss of approximately $3.7 million, which resulted in a net decrease in cash of approximately $3.6 million from $3.9 million at February 29, 2012 to $0.3 million at February 28, 2013.

The Company has limited working capital and access to credit. The Company had $40 thousand of remaining availability on its credit facility at February 28, 2013. In addition, while the Company’s financing agreement with its lender does not contain explicit financial covenants, the Agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the Agreement. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The Company’s financial statements for the fiscal year ended February 28, 2013 were prepared assuming the Company would continue as a going concern; however, the Company’s declining revenues, recurring losses, weakened financial position and reduced liquidity raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s board of directors decided in January 2013 that the Company should consider its strategic alternatives to preserve and maximize shareholder value, which ultimately culminated in the approval on May 17, 2013 of the Agreement and Plan of Merger which, subject to shareholder approval, would allow for the outstanding shares of the Company to be purchased for $3.45 per share or approximately $4.5 million.

Due to the Company’s declining revenues, recurring losses, limited liquidity and weakened financial position, the Company may not be able to operate long enough to execute that planned transaction.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent accounting pronouncements

There have been no recent accounting pronouncements which have had or are expected to have a material effect on the Company’s financial statements.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (“FIFO”). Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, the Company evaluates inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company’s manufacturing facilities. If the Company’s review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company’s current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Income taxes

In accordance with ASC 740, Accounting for Income Taxes the Company determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at the time, to recognize those assets for financial reporting purposes. For the fiscal year ended February 28, 2013, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At February 28, 2013, there were no accrued interest and penalties related to uncertain tax positions.

The provision for income taxes consists of minimum tax in various U.S. states and income taxes on the Company’s operations in Mexico.

The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

Shipping and handling costs

The Company records shipping and handling costs in selling expenses. For each of the years ended February 28, 2013 and February 29, 2012, the Company incurred shipping and handling costs of $0.6 million.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses the costs of advertising, including production costs, as incurred. For each of the years ended February 28, 2013 and February 29, 2012, the Company incurred advertising, including cooperative advertising, and marketing expenses of approximately $0.5 million. Cooperative advertising arrangements exist through which customers receive a certain allowance of the total purchases or an otherwise agreed upon amount from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. To receive the allowance, a customer must deliver to the Company evidence of all advertising performed that includes the Company’s products. Because the Company receives an identifiable advertising benefit from the customer, the Company recognizes the cost of cooperative advertising as an advertising expense in selling expenses.

Research and development

Expenditures for research and development costs are charged to expense as incurred.

Loss per share

For each of the years ended February 28, 2013 and February 29, 2012, the Company incurred a net loss. Other than restricted stock and stock options, the Company has no dilutive securities. Therefore, there is no difference between the number of shares used in the calculation of basic and diluted loss per share with respect to the net losses reported.

Basic loss per share amounts exclude the dilutive effect of potential shares of Common Stock. Basic loss per share is based upon the weighted-average number of shares of Common Stock outstanding. Diluted loss per share is based upon the weighted-average number of shares of Common Stock and dilutive potential shares of Common Stock outstanding for each period presented. Potential shares of Common Stock include outstanding stock options which are included under the treasury stock method. For fiscal years ended February 28, 2013 and February 29, 2012, options to purchase 70,775 and 77,350 shares of Common Stock, respectively, were also excluded from diluted weighted average shares of Common Stock, as the option exercise prices were greater than the average market price of the Company’s Common Stock and, therefore, the effect would be anti-dilutive.

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

Fair value of financial instruments

The carrying amounts of accounts receivable, credit facility, accounts payable and accrued liabilities, approximate fair value due to the short maturity of these instruments.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, allowances for doubtful accounts, excess and obsolete inventory, income taxes, asset impairment, litigation reserves and contingencies.

Product warranties

The Company provides reserves for the estimated cost of product warranty-related claims at the time of sale, and periodically adjusts the provision to reflect actual experience related to its standard product warranty programs and its extended warranty programs. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under its warranty plans. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Meade® brand products, principally telescopes and binoculars, are generally covered by a one-year limited warranty. Most of the Coronado® products have limited five-year warranties. Included in the warranty accrual as of February 28, 2013 and February 29, 2012, is $0.2 million and $0.5 million, respectively, related to the Company’s former sport optics brands that were sold in 2008 and for which the Company agreed to retain certain warranty liabilities. In June 2012, the Company entered into an agreement with the owner of one of the Company’s former sport optics brands which eliminated the Company’s remaining liability of approximately $0.3 million for any future product warranty claims associated with that brand. The Company reduced its warranty accrual by $0.3 million accordingly.

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Fiscal Years Ended
	February 28,	February 29,
	2013	2012
	(In thousands)
Beginning balance	$736	$810
Release of warranty liability	(294)	—
Warranty accrual	243	217
Labor and material	(290)	(291)

Ending balance	$395	$736

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC No. 718-10, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC No. 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2013 and 2012, were approximately $0.1 million. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

4. Credit facility

The Company maintained agreements with FCC, LLC, d/b/a First Capital, and its subsidiary for a $10 million credit facility through December 11, 2012. The facility with First Capital consisted of a factoring arrangement for the Company’s receivables with an 80% advance rate up to $10 million of available credit and a secured credit line tied to the Company’s finished goods inventory of up to $3 million of available credit, subject to the overall credit limit of $10 million. The interest rate for advances against the facility was initially set at LIBOR plus 5.5%, subject to a LIBOR floor of 2.25%. The agreements also contained unused line fees, minimum factoring commissions, early termination fees and other customary terms and conditions. No amount was outstanding under this facility at February 29, 2012.

On December 11, 2012, the Company entered into an Amended and Restated Factoring and Security Agreement with First Capital which reduced the advance rate to seventy-five percent (75.0%) of the aggregate net invoice amount of domestic accounts receivable outstanding and limited advances to $3 million at any one time. No advances on foreign accounts were provided for under the Agreement. The Agreement also did not provide for advances on inventory. Fees under the Agreement consisted of a factoring commission equal to seven-tenths of one percent (0.70%) of the gross invoice amount of each account and a facility fee in the amount of two thousand dollars ($2,000) per month. The original term of the Agreement was two years but could be terminated by either party with 45 days notice and could be terminated immediately by First Capital in the event of a default, as defined in the Agreement.

On December 28, 2012, the Company terminated its Amended and Restated Factoring and Security Agreement First Capital and entered into a Financing Agreement (the “Rosenthal Agreement” or “Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”).

The Rosenthal Agreement provides for advances of up to (i) seventy percent (70.0%) of the Net Amount of Eligible Receivables arising from sales made to customers located in the United States of America and Canada and (ii) 50% of the Net Amount of Eligible Receivables arising from sales made to customers outside the United States of America and Canada, provided that in the case of such sales are subject to a credit insurance policy, less any reserves as Rosenthal may deem, in its sole discretion, to be necessary from time to time.

Advances under the Rosenthal Agreement incur interest at the prime rate publicly announced in New York City by JPMorgan Chase Bank plus four percent. A minimum of $3,000 per month in interest will be paid according to the Agreement. A facility fee in the amount of 1% was paid to Rosenthal on the closing date and will be paid on each anniversary thereof. An administration fee of $1,000 per month is also payable during the Agreement.

The Rosenthal Agreement continues through November 30, 2015 and from year to year thereafter unless terminated by either party. The Company or Rosenthal can terminate the Agreement with at least 60 days, and not more than 120 days, written notice except in cases of a Default, at which time Rosenthal can terminate the Agreement at any time and the Company will pay to Rosenthal an amount equal to (a) three percent of the

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maximum Credit Facility then in effect, if such termination occurs prior to the first anniversary of the Closing Date; (b) two percent of the Maximum Credit Facility then in effect, if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date; and (c) one percent of the Maximum Credit Facility then in effect if such termination occurs on or after the second anniversary of the Closing Date.

No amount was owed to First Capital when the First Capital Agreement was terminated, and no termination fees were incurred as a result of the termination of the First Capital Agreement. Rosenthal advanced approximately $1.6 million to the Company subsequent to entering into the Agreement, which constituted the full amount of availability under the Agreement at that time.

At February 28, 2013, the Company had approximately $40 thousand of remaining availability on its credit facility in addition to the balance owed of approximately $371 thousand.

5. Intangible Assets

Intangible assets were a result of an acquisition that occurred on December 1, 2004 and included the following assets:

		February 28, 2013			February 29, 2012
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net book Value
	(In thousands)
Trademarks	7-15	$424	$(397)	$27	$424	$(361)	$63
Completed technologies	12	1,620	(1,113)	507	1,620	(978)	642

Total		$2,044	$(1,510)	$534	$2,044	$(1,339)	$705

The changes in the carrying amount of acquisition-related intangible assets for the years ended February 28, 2013 and 2011 and February 29, 2012, respectively, are as follows:

Amortizing Intangible Assets
(In thousands)
Balance, net, February 28, 2011	$875
Amortization	(170)

Balance, net, February 29, 2012	$705
Amortization	(171)

Balance, net, February 28, 2013	$534

Amortization of trademarks, customer relationships and completed technologies over the next five fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2014	$162
2015	135
2016	135
2017	102

Total	$534

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

The Company’s lease of its corporate office in Irvine, California expires on February 28, 2014. On August 24, 2012, the Company entered into a Sublease Agreement, with Wet Products, Inc. (the “Sublessee”). The Sublessee has nonexclusive rights to the warehouse premises through September 30, 2013.

The Company’s lease of its manufacturing facility in Tijuana, Mexico expires on December 31, 2013. For the fiscal years ended February 28, 2013 and February 29, 2012, the Company incurred rent expense of $0.7 million and $0.6 million, respectively.

Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which would have a material adverse effect on the financial position, results of operations or cash flows of the Company; however, class action lawsuits may be filed by third parties challenging our contemplated merger with JOC. If not ultimately dismissed, these lawsuits could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.

7. Income Taxes

Pretax loss is as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Domestic	$(3,839)	$(1,503)
Foreign	180	144

	$(3,659)	$(1,359)

Significant components of the provision for income taxes on continuing operations are as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Current:
Federal	$—	$—
State	(7)	24
Foreign	15	38

	8	62

Deferred:
Federal	(1,689)	9,085
State	(248)	938
Foreign	—	—
Deferred tax asset valuation allowance	1,937	(10,023)

	—	—

	$8	$62

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes on continuing operations differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.7	4.3
Foreign Taxes	0.8	0.8
Research and development credits	2.0	1.2
Permanent differences	(0.1)	(0.8)
Adjustment to prior year deferred taxes	10.9	(8.1)
Reversal of deferred tax asset related to Section 382	—	(773.5)
Valuation allowance	(52.9)	736.9
Changes in uncertain tax positions	—	—
Benefit for Federal research and development credits monetized	—	—
Other	(0.6)	0.7

	(0.2)%	(4.5)%

The deferred tax assets and liabilities were comprised of the following:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Sales returns	$263	$325
Inventory and accounts receivable	794	1,137
Accrued liabilities	117	168
Intangibles	507	526
Credits	400	—
Fixed assets	438	609
Stock-based compensation	439	400
Other	9	14
Net operating losses	19,522	17,374

Total deferred tax assets	22,489	20,553
Less valuation allowance	(22,489)	(20,553)

	$—	$—

The change in valuation allowance for the years ended February 28, 2013 and February 29, 2012 was $1.9 million and $10.0 million, respectively, to recognize the uncertainty of realizing the benefits of the Company’s deferred tax assets. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods including periods prior to the expiration of certain underlying tax credits.

As of February 28, 2013, the Company has approximately $62.5 million and $62.5 million of net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes,

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. These net operating loss carryforwards are before any limitation under Section 382 (see discussion below) and will begin to expire during the fiscal years ending February 28, 2023 for federal income tax purposes and February 28, 2014 for state income tax purposes. Prior year stock option compensation expense included in the net operating losses is negligible. The Company has foreign tax credits and research and experimentation and manufacturing incentive credits of approximately $3.8 million and $0.9 million for federal tax purposes. The Company has 0.9 million for CA tax purposes. These credits are before any limitation under Section 382 (see discussion below) and will begin to expire during the fiscal years ending February 28, 2014 and February 28, 2021, respectively. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.

Section 382 Limitation

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards and tax credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. Consequently, management has performed an analysis of whether an ownership change has occurred for tax reporting purposes. Based upon our analysis, we believe that a Section 382 ownership change has occurred and approximately $14.5 million and $8.0 million of federal and state NOLs, respectively, $0.8 million and $0.5 million of federal and state research and development credits, respectively, and $3.8 million of foreign tax credits may expire unutilized. As a result, we removed these assets from the above schedule of deferred tax assets. Since any recognizable deferred tax assets would be fully reserved, future changes in our unrecognized tax benefits will not impact our effective tax rate.

As of February 28, 2013, the Company has approximately $47.8 million and $54.5 million of net operating loss carryforwards, after application of the 382 limitation available to offset future taxable income for federal and state income tax purposes, respectively. These net operating loss carryforwards will begin to expire during the fiscal years ending February 28, 2023 for federal income tax purposes and February 28, 2013 for state income tax purposes. The Company has no foreign tax credits after application of the 382 limitation and has research and experimentation and manufacturing incentive credits of approximately $0.1 million after application of the 382 limitation, which begin to expire during the fiscal year ending February 28, 2021. The future realization of these credits is dependent upon the Company generating sufficient income both outside the United States and within the United States.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2013 and as of February 29, 2012, the Company had no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2013 and as of February 29, 2012, no interest and penalties related to uncertain tax positions were accrued.

The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the amount of a net operating loss carryforward can be adjusted for federal tax purposes for the three years (four years for the major state jurisdictions in which the Company operates) after the net operating loss is utilized.

8. Business Segments, Geographic Data and Major Customers

The Company is a multinational consumer products company that designs, manufactures, imports and distributes telescopes, telescope accessories, binoculars and other consumer products. The Company is organized and operates as one segment in one principal geographic location—North America. Product sales and geographic data are as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Product sales:
Telescope and telescope accessories	$14,804	$17,826
Weather Stations	626	702
Sport optics	1,193	1,497
Other	805	1,561

	$17,428	$21,586

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Geographic data—product sales:
North America	$10,824	$14,398
Europe	3,838	3,368
Other Foreign/Export	2,766	3,820

	$17,428	$21,586

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

The total number of options and restricted shares outstanding were as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Stock options outstanding	71	77
Restricted shares outstanding	132	63

A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding were as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Basic weighted average number of shares	1,171	1,167
Dilutive potential shares of Common Stock	—	—

Diluted weighted average number of shares outstanding	1,171	1,167
Number of options excluded from the calculation of weighted average shares because the exercise prices were greater than the average market price of the Company’s Common Stock	71	77
Potential shares of Common Stock excluded from the calculation of weighted average shares	132	63

Weighted average shares for the fiscal 2013 and 2012, respectively, exclude the aggregate dilutive effect of potential shares of Common Stock related to stock options and restricted stock, because the Company incurred a loss and the effect would be anti-dilutive. Options with exercise prices greater than the average market price during the periods presented are excluded from the calculation of weighted average shares outstanding because the effect would be anti-dilutive.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Incentive Plan

The fair value of the Company’s stock options granted during the last two fiscal years was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended
	February 28, 2013	February 29, 2012
Expected life (years)(1)	6.0	6.0
Expected volatility(2)	165%	160%
Risk-free interest rate(3)	0.8%	1.1%
Expected dividends	None	None

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s Common Stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of February 28, 2013, there was approximately $5 thousand of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2 years.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option activity under these plans and Agreement (the “Option Plans”) during fiscal years 2013 and 2012 was as follows:

	Option Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2011	78	$12.71
Granted	1	4.39
Forfeited	(2)	(57.57)

Options outstanding at February 29, 2012	77	11.11
Granted	1	3.75
Forfeited	(7)	39.37

Options outstanding at February 28, 2013	71	8.22

	At February 28, 2013
	Options Outstanding			Options Exercisable
	Number of Options (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options (In thousands)	Weighted Average Exercise Price
$3.01 – $4.74	65	6.1 years	$4.38	64	$4.39
$15.00 – $57.20	4	2.9 years	$45.90	4	$45.90
$61.00 – $70.60	2	1.2 years	$63.79	2	$63.79

	71			70

The exercise prices of certain options granted to employees was equal to the market price at the grant date. The exercise price of certain other options granted to employees was less than the market price at the grant date. Options granted to employees generally become exercisable 33% or 25% after one year and ratably over the following 24 to 36 months, respectively, or as otherwise determined by the Board of Directors. The option prices under the 1997 Plan range from $3.00 to $70.60 per share and are exercisable over periods ending no later than 2021.

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in general and administrative expenses during the fiscal years ended February 28, 2013 and February 29, 2012, was $77 thousand and $20 thousand, respectively, of compensation expense attributable to the vesting of restricted stock.

11. Composition of Certain Balance Sheet Accounts

The composition of accounts receivables, net of reserves, is as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Due from factor	$—	$1,183
Accounts receivable, other	1,896	485

	$1,896	$1,668

The total due from factor at February 29, 2012, included approximately $1.1 million of invoices assigned on a recourse basis. Accordingly, the credit risk associated with the assigned invoices remained with the Company at February 29, 2012. As disclosed in footnote 4, the Company had a factoring agreement with FCC, LLC, d/b/a First Capital until December 10, 2012

The composition of inventories is as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Raw materials	$2,560	$1,419
Work in process	2,294	2,424
Finished goods	2,286	2,790

	$7,140	$6,633

The composition of property and equipment is as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Molds and dies	$1,317	$1,234
Machinery and equipment	4,531	4,507
Furniture and fixtures	251	251
Autos and trucks	127	199
Leasehold improvements	138	138

	6,364	6,329
Less accumulated depreciation and amortization	(6,168)	(6,159)

	$196	$170

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended February 28, 2013 and February 29, 2012, the Company recorded depreciation expense of $112 thousand and $43 thousand, respectively.

The composition of accrued liabilities is as follows:

	Years Ended
	February 28, 2013	February 29, 2012
	(In thousands)
Salaries, wages, bonuses and other associated payroll costs	$433	$481
Warranty costs, Meade	195	242
Warranty costs, Simmons & Weaver	200	494
Freight expenses	28	21
Advertising and marketing expenses	47	117
Professional fees	78	66
Customer deposits	161	146
Other	131	119

	$1,273	$1,686

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2013

MEADE INSTRUMENTS CORP.

By:	/S/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN G. MURDOCK Steven G. Murdock	Director, Chief Executive Officer (Principal Executive Officer)	May 30, 2013

/S/ JOHN A. ELWOOD John A. Elwood	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2013

/S/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director and Chairman of the Board	May 30, 2013

/S/ FREDERICK H. SCHNEIDER, JR. Frederick H. Schneider, Jr.	Director	May 30, 2013

/S/ MARK D. PETERSON Mark D. Peterson	Director	May 30, 2013

II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts	Balance At Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance At End of Period
Year ended February 28, 2013	$139	$(68)	$(49)	$22
Year ended February 29, 2012	$408	$77	$346	$139

(1)	Principally recoveries and write-off of delinquent accounts

EXHIBIT INDEX

Exhibit	Description	Incorporation Reference
2.1†	Agreement and Plan of Merger, dated May 17, 2013, by and among JOC North America LLC, JOCNA Inc. and Meade Instruments Corp.	(k)

3.1†	Certificate of Incorporation of Meade Instruments Corp. (“Company”), as amended	(c)

3.4†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(j)

3.5†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(a)

3.7†	Second Amended and Restated Bylaws of the Company	(x)

3.10†	Certificate of Amendment of Certificate of Incorporation of Meade Instruments Corp.	(hh)

4.1†	Specimen Stock Certificate	(d)

4.5†	Registration Rights Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein.	(ll)

10.1†+	Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan	(b)

10.2†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan	(b)

10.3†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. Amended and Restated 2008 Stock Incentive Plan	(b)

10.4†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Meade Instruments corp. Amended and Restated 2008 Stock Incentive Plan	(b)

10.5†+	Amended and Restated Employment Agreement dated as of August 14, 2012 between Meade Instruments Corp. and Steven G. Murdock	(f)

10.6†+	Amended and Restated Employment Agreement dated as of August 14, 2012 between Meade Instruments Corp. and John A. Elwood	(f)

10.7†	Amended and Restated Factoring and Security Agreement dated as of December 1, 2012 between Meade Instruments Corp. and FCC Factor Subsidiary LLC	(g)

10.8†	Financing Agreement dated December 28, 2012 between Meade Instruments Corp. and Rosenthal & Rosenthal, Inc.	(h)

10.35†	Form Indemnity Agreement between the Company and each member of the Board of Directors and certain executive officers of the Company	(e)

10.43†	Lease Agreement, dated as of August 16, 1999, as amended, by and among Refugio Geffroy De Flourie, Meade Instruments Mexico, S. De R. L. De C.V. and Meade Instruments Holding Corp.	(i)

10.56†	Settlement Agreement, effective May 10, 2004, between Meade Instruments Corp. on the one hand, and Celestron Acquisition, LLC and James Feltman, on the other (excluding Exhibits thereto)	(q)

10.63†+	Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.65†+	Form Non-Qualified Stock Option Agreement between the Company and recipients of non-qualified options granted pursuant to the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

Exhibit	Description	Incorporation Reference
10.66†+	Form Non-Qualified Stock Option Agreement between the Company and non-employee directors of the Company receiving options granted pursuant to Section 8 of the Meade Instruments Corp. 1997 Stock Incentive Plan, as amended	(ee)

10.67†+	Form Restricted Stock Agreement by and between the Company and recipients of restricted shares of the Company’s Common Stock granted pursuant to the Company’s 1997 Stock Incentive Plan, as amended	(ee)

10.73†+	Employment Agreement effective as of February 1, 2010 between Meade Instruments Corp. and Steven Murdock	(y)

10.74†+	Employment Agreement effective as of February 1, 2010 between Meade Instruments Corp. and John Elwood	(y)

10.77†+	Settlement Agreement, dated June 13, 2006, and entered into by and among, on the one hand, Hummingbird Value Fund, L.P., Hummingbird Management, LCC, Hummingbird Microcap Value Fund, L.P., Hummingbird Capital, LCC, Hummingbird Concentrated Fund, L.P., Summit Street Value Fund, L.P., Summit Street Management, LLC, Summit Street Capital, LLC, Monarch Activist Partners L.P., Chadwick Capital Management, LLC, Sohail Malad, Arthur T. Williams, III, Jennifer A. Wallace, Paul D. Sonkin, and James Chadwick (the Investor Group) and on the other hand, Meade Instruments Corp.	(z)

10.80†+	Restricted Stock Award Agreement dated as of June 29, 2011 between Meade Instruments Corp. and Steven G. Murdock	(s)

10.81†+	Restricted Stock Award Agreement dated as of June 29, 2011 between Meade Instruments Corp. and John A. Elwood	(t)

10.99†	Purchase Agreement dated August 24, 2007 by and among Meade Instruments Corp. and the Investors listed therein	(ll)

10.110†	Asset Purchase Agreement, dated as of June 12, 2008, by and among Simmons Outdoor Corporation, a Delaware corporation, and Bushnell, Inc., a Delaware corporation, and Meade Instruments Corp., a Delaware corporation	(tt)

10.117†	Purchase Agreement dated January 27, 2009 by and among Meade Instruments Europe Corp., a California corporation, Bresser GmbH, a German corporation, Meade Instruments Corp., a Delaware corporation, Helmut Ebbert, Meade Instruments Europe GmbH & Co. KG and Meade Instruments Verwaltungs GmbH	(yy)

10.124†	Lease dated as of February 10, 2009 by and between The Irvine Company and Meade Instruments Corp.	(ddd)

10.126†+	Nonqualified Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

10.127†+	Stand-Alone Stock Option Agreement, dated as of March 13, 2009, by and between Meade Instruments Corp. and Steven G. Murdock	(fff)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

31.1	Sarbanes-Oxley Act Section 302 Certification by Steven G. Murdock

31.2	Sarbanes-Oxley Act Section 302 Certification by John A. Elwood

32.1	Sarbanes-Oxley Act Section 906 Certification by Steven G. Murdock

32.2	Sarbanes-Oxley Act Section 906 Certification by John A. Elwood

Exhibit	Description	Incorporation Reference
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

†	Previously filed with the Securities Exchange Commission as set forth in the following table:
+	Management contract or compensatory plan or arrangement.
(a)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009.
(b)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 18, 2012.
(c)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 13, 1997.
(d)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-21123), as filed with the Securities and Exchange Commission on March 25, 1997.
(e)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2011.
(f)	Incorporated by reference as Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2012.
(g)	Incorporated by reference of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2012.
(h)	Incorporated by reference to of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2013.
(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000, as filed with the Securities and Exchange Commission on May 30, 2000.
(j)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2000, as filed with the Securities and Exchange Commission on July 17, 2000.
(k)	Incorporated by reference to the Company Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2013.
(q)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2004.
(s)	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2011.
(t)	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2011.
(x)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2009, as filed with the Securities and Exchange Commission on June 15, 2009.
(y)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010.
(z)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006.
(ee)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2005, as filed with the Securities and Exchange Commission on May 31, 2005.
(hh)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2007.

(ll)	Incorporated by reference to Exhibit 10.99 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2007.
(tt)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008.
(yy)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2009.
(ddd)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2009.
(fff)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 19, 2009.