Form 10-Q
period 2013-05-31
MEADE INSTRUMENTS CORP
filed 2013-07-16
CIK 1032067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 12, 2013, there were 1,305,148 outstanding shares of the Registrant’s common stock issued, par value $0.01 per share.

ITEM 1. FINANCIAL STATEMENTS.

MEADE INSTRUMENTS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 31, 2013	February 28, 2012
ASSETS
Current assets:
Cash	$249	$320
Accounts receivable, less allowance for doubtful accounts of $97 at May 31, 2013 and $22 at February 28, 2013	1,335	1,896
Inventories	6,338	7,140
Prepaid expenses and other current assets	187	154

Total current assets	8,109	9,510
Property and equipment, net	158	196
Intangible assets, net	491	534
Other assets, net	162	166

	$8,920	$10,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit Facility	$708	$371
Accounts payable	1,324	2,155
Accrued liabilities	1,176	1,273

Total current liabilities	3,208	3,799
Deferred rent	13	17

Commitments and contingencies

Stockholders’ equity:
Common Stock; $0.01 par value; 2,500 shares authorized; 1,173 shares issued and outstanding at May 31, 2013 and February 28, 2013	12	12
Additional paid-in capital	52,773	52,743
Accumulated deficit	(47,086)	(46,165)

Total Stockholders’ equity	5,699	6,590

	$8,920	$10,406

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended May 31,
	2013	2012
Net sales	$2,795	$4,104
Cost of sales	2,163	3,237

Gross profit	632	867
Selling expenses	405	415
General and administrative expenses	985	904
Research and development expenses	150	272
Release of warranty liability	—	(293)

Operating loss	(908)	(431)
Interest expense	13	—

Loss before income taxes	(921)	(431)
Income tax expense (benefit)	—	—

Net loss	$(921)	$(431)

Net loss per share—basic and diluted	$(0.79)	$(0.37)

Weighted average common shares outstanding—basic and diluted	1,173	1,167

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(921)	$(431)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of warranty liability	—	(293)
Depreciation and amortization	84	77
Bad debt expense	75	(28)
Stock-based compensation	30	9
Deferred rent amortization	(4)	(2)
Gain on sale of fixed assets	(2)	(5)
Changes in assets and liabilities:
Accounts receivable	486	(193)
Inventories	802	37
Prepaid expenses and other current assets	(32)	(99)
Accounts payable	(831)	(222)
Accrued liabilities	(97)	24

Net cash used in operating activities	(410)	(1,126)

Cash flows from investing activities:
Capital expenditures	—	(82)
Proceeds from sale of fixed assets	2	5

Net cash used in investing activities	2	(77)

Cash flows from financing activities
Net advances on credit facility	337	—

Net cash provided by financing activities	337	—

Net decrease in cash	(71)	(1,203)

Cash at beginning of period	320	3,904

Cash at end of period	$249	$2,701

See accompanying notes to consolidated financial statements

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	The Consolidated Financial Statements Have Been Prepared by the Company and are Unaudited.

Meade Instruments Corp. (the “Company”) is engaged in the design, manufacture, marketing and sale of consumer products, primarily telescopes, telescope accessories and binoculars. The Company designs its products in-house or with the assistance of external consultants. Most of the entry level products are manufactured overseas by contract manufacturers in Asia, while the high-end telescopes are manufactured and assembled at the Company’s Mexico facility. Sales of the Company’s products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. The Company currently operates out of two primary locations: Irvine, California and Tijuana, Mexico. The California facility serves as the Company’s corporate headquarters, research and development facility; the Mexico facility contains the Company’s manufacturing, assembly, repair, packaging, distribution and other general and administrative functions. The Company’s business is seasonal and the financial results have historically varied on a quarter-by-quarter basis throughout each year. See footnote C—Merger and Subsequent Events.

In addition, the Company’s independent auditors stated that the Company’s recurring losses and declining revenues raise substantial doubt about its ability to continue as a going concern in their report disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2013.

B.	Liquidity

The Company incurred a net loss of $0.9 million during the three months ended May 31, 2013. Cash used in operating activities was $0.4 million, compared to $1.1 million during the three months ended May 31, 2012, due to approximately $0.8 million in inventory reductions resulting from the Company completing development of its new LX800/850 and LX600 telescopes in February 2013 and April 2013 and being able to convert raw materials and work in process inventories into saleable product. The Company increased inventory by approximately $2.6 million during the six months ended August 31, 2012 due primarily to product development problems associated with the LX800/850 and LX600 telescope products which caused delays in shipments of those products. The Company must continue to reduce its inventories in order to have sufficient liquidity to continue its operations.

During the three months ended May 31, 2013, the Company obtained $0.3 million in cash from net advances on its credit facility. However, the Company has limited working capital and access to credit. The Company had $91 thousand of remaining availability on its credit facility at May 31, 2013. In addition, while the Company’s financing agreement with its lender does not contain explicit financial covenants, the agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the agreement. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The Company’s financial statements for the quarterly period ended May 31, 2013 were prepared assuming the Company would continue as a going concern; however, the Company’s declining revenues, recurring losses, weakened financial position and reduced liquidity raise substantial doubt about its ability to continue as a going concern, as disclosed in the Company’s Form 10-K for its fiscal year ended February 28, 2013. The Company’s board of directors decided in January 2013 that the Company should consider its strategic alternatives to preserve and maximize shareholder value, which ultimately culminated in the execution of a merger agreement. See footnote C—Merger and Subsequent Events.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Due to the Company’s declining revenues, recurring losses, limited liquidity and weakened financial position, the Company may not be able to operate long enough to execute the planned merger.

C.	Merger and Subsequent Events

On May 17, 2013, the Company entered into an Agreement and Plan of Merger under which, subject to stockholder approval, a wholly-owned subsidiary of JOC North America LLC (“JOCNA”, a subsidiary of Jinghua Optics & Electronics Co., Ltd.) would merge into the Company and each outstanding share of the Company’s common stock would be converted into the right to receive $3.45 (or approximately $4.5 million for all shares).

On July 16, 2013, the Company executed an Agreement and Plan of Merger with Sunny Optics, Inc. (“SOI”) and Sunny Optics Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of SOI, which, subject to stockholder approval, Merger Sub, would merge into the Company and each outstanding share of the Company’s common stock would be converted into the right to receive $4.21 (or approximately $5.5 million for all shares). Merger Sub and SOI are both affiliates of Ningbo Sunny Electronic Co., Ltd.

In conjunction with the execution of the merger agreement with Sunny, the Company terminated its merger agreement with JOCNA and paid a $250,000 termination fee to JOCNA as required by that agreement. In connection with its execution of the merger agreement with SOI and Merger Sub, the Company borrowed $250,000 from SOI to pay the termination fee to JOCNA.

D.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification No. ASC 718-10, Share-Based Payment (“ASC 718-10”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expenses, included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended May 31, 2013 and 2012, were approximately $30 thousand and $9 thousand, respectively. Due to deferred tax valuation allowances provided, no net benefit was recorded against the share-based compensation charged.

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

The Company did not grant stock options during either of the three month periods ended May 31, 2013 and 2012. As of May 31, 2013, the Company had approximately $4 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 25 months.

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

On August 10, 2012, each of the Company’s U.S. employees, including the Executive Officers, was granted restricted stock awards (the “Awards”) pursuant to the Company’s form of Restricted Stock Agreement under the Company’s 2008 Stock Incentive Plan. The Awards were in an aggregate amount of 76,250 shares of Common Stock. Each award vests in three equal installments with the first installment vesting on August 10, 2013 and the remainder vesting on each of the two succeeding anniversaries.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

E.	Composition of Certain Balance Sheet Accounts

The composition of inventories is as follows:

	May 31, 2013	February 28, 2013
	(In thousands)
Raw materials	$2,488	$2,560
Work in process	2,172	2,294
Finished goods	1,678	2,286

	$6,338	$7,140

Intangible assets were a result of an acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Coronado Technology Group, LLC that occurred on December 1, 2004 and included the following assets:

		May 31, 2013			February 28, 2013
	Amortization Periods (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net book Value
	(In thousands)
Trademarks	7-15	$424	$(406)	$18	$424	$(397)	$27
Completed technologies	12	1,620	(1,147)	473	1,620	(1,113)	507

Total		$2,044	$(1,553)	$491	$2,044	$(1,510)	$534

The changes in the carrying amount of acquisition-related intangible assets for the three months ended May 31, 2013, are as follows:

Amortizing Intangible Assets
(In thousands)
Balance, net, February 28, 2013	$534
Amortization	(43)

Balance, net, May 31, 2013	$491

Amortization of acquisition-related intangible assets over the next four fiscal years is estimated as follows:

Fiscal Year	(In thousands)
2014	$119
2015	135
2016	135
2017	102

Total	$491

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The composition of property and equipment is as follows:

	May 31, 2013	February 28, 2013
	(In thousands)
Molds and dies	$1,317	$1,317
Machinery and equipment	4,531	4,531
Furniture and fixtures	251	251
Autos and trucks	127	127
Leasehold improvements	138	138

	6,364	6,364
Less accumulated depreciation and amortization	(6,206)	(6,168)

	$158	$196

Since certain of the Company’s machinery and equipment is old and fully depreciated, it is possible that certain of the Company’s machinery and equipment could require replacement in the near future.

F.	Credit Facility

On December 28, 2012, the Company entered into a Financing Agreement (the “Rosenthal Agreement” or “Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”).

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

At May 31, 2013 and February 28, 2013, the Company had approximately $91 thousand and $40 thousand of remaining availability on its credit facility, respectively.

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

G.	Commitments and Contingencies

Lease Commitments

The Company’s lease of its corporate office in Irvine, California expires on February 28, 2014. On August 24, 2012, the Company entered into a Sublease Agreement, with Wet Products, Inc. (the “Sublessee”). The Sublessee has nonexclusive rights to the warehouse premises through September 30, 2013. The Company’s lease of its manufacturing facility in Tijuana, Mexico expires on December 31, 2013. For the quarterly period ended May 31, 2013 and 2012, the Company incurred rent expense of $78 thousand and $74 thousand, respectively.

Customer Concentration Contingency

Approximately 12% and 5% of the Company’s net sales were from one customer during the three months ended May 31, 2013 and 2012, respectively. Included in accounts receivable were approximately $0.3 million and $0.3 million due from this customer at May 31, 2013 and February 28, 2013, respectively. This customer is Meade Instruments Europe GmbH & Co. KG, the Company’s former subsidiary and current European distributor which was sold in January 2009 to Jinghua Optics & Electronics Co., LTD (“Jinghua”). Jinghua is the parent company of JOC North America LLC (“JOCNA”) which signed a merger agreement with the Company on May 17, 2013 as disclosed in footnote C—Merger and Subsequent Events.

Litigation Contingencies

Although the Company is involved from time to time in litigation incidental to its business, management believes that the Company currently is not involved in any litigation which would have a material adverse effect on the financial position, results of operations or cash flows of the Company; however, class action lawsuits may be filed by third parties challenging our contemplated merger with JOC North America LLC. If not ultimately dismissed, these lawsuits could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.

H.	Loss Per Share

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

The total number of options and restricted shares outstanding were as follows:

	May 31, 2013	February 28, 2013
	(In thousands)
Stock options outstanding	70	71
Restricted shares outstanding	132	132

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

MEADE INSTRUMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Included in the warranty accrual as of May 31, 2013 and February 28, 2013, is $0.2 million related to the Company’s former Simmons sport optics brand that was sold in 2008 and for which the Company agreed to retain certain warranty liabilities. In June 2012, the Company entered into an agreement with the owner of the Company’s former Weaver sport optics brands which eliminated the Company’s remaining liability of approximately $0.3 million for any future product warranty claims associated with that brand.

Changes in the warranty liability, which is included as a component of accrued liabilities on the accompanying Consolidated Balance Sheets, were as follows:

	Three Months Ended May 31,
	2013	2012
	(In thousands)
Beginning balance	$395	$736
Release of warranty liability	—	(293)
Warranty accrual	11	42
Labor and material	(42)	(58)

Ending balance	$364	$427

J.	Income Taxes

In accordance with ASC 740, Accounting for Income Taxes, the Company has determined that there was sufficient uncertainty surrounding the future realization of its deferred tax assets to warrant the recording of a full valuation allowance. The valuation allowance was recorded based upon the Company’s determination that there was insufficient objective evidence, at this time, to recognize those assets for financial reporting purposes. For the period ended May 31, 2013, the Company has not changed its assessment regarding the recoverability of its deferred tax assets. Ultimate realization of the benefit of the deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods, including periods prior to the expiration of certain underlying tax credits.

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

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Mexico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance. At May 31, 2013 and February 28, 2013, there were no unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At May 31, 2013 and February 28, 2013, there were no accrued interest and penalties related to uncertain tax positions.

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

Overview of the Company

Meade Instruments Corp. is engaged in the design, manufacture, marketing and sale of consumer optics products, primarily telescopes, telescope accessories and binoculars. We design our products in-house or with the assistance of external consultants. Most of our entry level products are manufactured overseas by contract manufacturers in Asia, while our high-end telescopes are manufactured and assembled at our Mexico facility. Sales of our products are driven by an in-house sales force as well as a network of sales representatives throughout the U.S. and through distributors internationally. We currently operate out of two primary locations: Irvine, California and Tijuana, Mexico. Our California facility serves as the Company’s corporate headquarters, research and development facility and U.S. distribution center; our Mexico facility contains our manufacturing, assembly, repair, packaging, and other general and administrative functions. Our business is seasonal and our financial results have historically varied on a quarter-by-quarter basis each year.

We believe that the Company holds valuable brand names and intellectual property that provide us with a competitive advantage in the marketplace. The Meade® brand name is ubiquitous in the consumer telescope market, while the Coronado® brand name represents a unique niche in the area of solar astronomy.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 describes the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, include revenue recognition, estimates for allowances for doubtful accounts, inventories, property and equipment, intangible assets, accounting for income taxes, shipping and handling costs, advertising, research and development, loss per share, concentration of credit risk, fair value of financial instruments, use of estimates in preparation of consolidated financial statements, product warranties, and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of our Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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

Results of Operations

Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012

The Company reported net sales of $2.8 million for the quarter ended May 31, 2013, a decrease of $1.3 million or 32% from net sales of $4.1 million in the same period in the prior year. This decrease in net sales was across all product categories of the Company. Approximately 26% or $0.3 million of this decrease in net sales was attributed to a decrease in net sales of accessories, which was attributed to the decrease of sales across all product categories and increased competition. Approximately 23% or $0.3 million of this decrease in net sales was attributed to a decrease in net sales of solar telescopes due to a high amount of these products having been sold in the prior year due to new product introductions and promotions. Approximately 22% or $0.3 million of the decrease in net sales was attributed to a decrease in net sales of intermediate telescopes due to reduced sales of the Company’s LS and LT line of intermediate telescopes. Approximately $0.2 million or 17% of the decrease in net sales was attributable to a net decrease in sales of high end telescopes due to a reduction in sales of the Company’s LX200 telescopes offset partially by sales of the Company’s new LX850 and LX600 telescopes.

Gross profit of $0.6 million during the three months ended May 31, 2013 decreased $0.3 million or 27% compared to $0.9 million during the three months ended May 31, 2012. The decrease in gross profit was primarily attributable to the decline in net sales, offset slightly by reductions in indirect costs of sales.

Selling expenses for the first quarter ended May 31, 2013 were $0.4 million, which was equal to the first quarter ended May 31, 2012, but which amounted to 15% of net sales compared to 10% of net sales during the same quarter in the prior year. The increase in selling expenses as a percentage of net sales was due an increase in bad debt expense of $0.1 million, which offset reductions in other selling expenses due to reduced net sales and cost reduction efforts.

General and administrative expenses for the three months ended May 31, 2013 were $1.0 million or 35% of net sales compared to $0.9 million or 22% of net sales during the three months ended May 31, 2012. The increase in general and administrative expenses was mainly due to approximately $0.1 million of legal fees associated with the Company’s merger and acquisition activities.

Research and development expenses during the three months ended May 31, 2013 were lower by $0.1 million or 45% due to the fact that the Company completed development of its LX800/850 and LX600 telescopes in February and April 2013, respectively.

Release of warranty liability of $0.3 million during the three months ended May 31, 2012 pertained to a reduction in the Company’s warranty accrual which was recorded based upon an agreement which released the Company of its remaining warranty liability associated with those products. No such adjustment applied to the current year.

Interest expense of $13 thousand was incurred during the three months ended May 31, 2013 due to advances on the Company’s credit facility. No interest was incurred in the prior year because the Company was not advancing on its credit facility in the prior year.

No provision for income taxes was recorded in the current or prior period presented due to the significance of the Company’s net loss.

Seasonality

Historically, a substantial portion of the Company’s net sales and results from operations typically occurred in the second and third quarter of the Company’s fiscal year primarily due to the higher customer demand for less-expensive telescopes during the holiday season. Mass merchandisers, along with specialty retailers, purchase a considerable amount of their inventories to satisfy seasonal customer demand. These purchasing patterns have caused the Company to increase its level of inventory during its second and third quarters in response to such demand or anticipated demand. As a result, the Company’s working capital requirements have correspondingly increased at such times. The Company continues to experience sales to mass merchandisers. Accordingly, the Company’s net sales, working capital requirements and results from operations may be higher in its third quarter than in the other quarters of its fiscal year.

Liquidity and Capital Resources

The Company incurred a net loss of $0.9 million during the three months ended May 31, 2013. Cash used in operating activities was $0.4 million, compared to $1.1 million during the three months ended May 31, 2012, due to approximately $0.8 million in inventory reductions resulting from the Company completing development of its new LX800/850 and LX600 telescopes in February 2013 and April 2013, respectively, and being able to convert raw materials and work in process inventories into saleable product. The Company increased inventory by approximately $2.6 million during the six months ended August 31, 2012 due primarily to product development problems associated with the LX800/850 and LX600 telescope products which caused delays in shipments of those products. The Company must continue to reduce its inventories in order to have sufficient liquidity to continue its operations.

During the three months ended may 31, 2013, the Company obtained $0.3 million in cash from net advances on its credit facility. However, the Company has limited working capital and access to credit. The Company had only $91 thousand of remaining availability on its credit facility at May 31, 2013. In addition, while the Company’s financing agreement with its lender does not contain explicit financial covenants, the Agreement allows the Company’s lender significant latitude to restrict, reduce or eliminate the Company’s access to credit or require the Company to repay any and all amounts outstanding under the Agreement. If its lender restricts, reduces or eliminates the Company’s access to credit, or requires immediate repayment of the amounts outstanding under the agreement, the Company would be required to pursue additional or alternative sources of liquidity such as equity financings, a new debt agreement with other creditors, or liquidate assets. However, the Company cannot assure that any such additional sources of liquidity would be available on reasonable terms, if at all.

The Company’s financial statements for the quarterly period ended May 31, 2013 were prepared assuming the Company would continue as a going concern; however, the Company’s declining revenues, recurring losses, weakened financial position and reduced liquidity raise substantial doubt about its ability to continue as a going concern, as disclosed in the Company’s Form 10-K for its fiscal year ended February 28, 2013. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s board of directors decided in January 2013 that the Company should consider its strategic alternatives to preserve and maximize shareholder value, which ultimately culminated in the execution of a merger agreement.

Due to the Company’s declining revenues, recurring losses, limited liquidity and weakened financial position, the Company may not be able to operate long enough to execute the planned merger.

Capital expenditures were approximately $82 thousand during the three months ended May 31, 2012 related to purchases of tools, molds and dies associated with new products. The Company had no capital expenditures during the three months ended May 31, 2013 and no material capital expenditure commitments as of that date. However, certain of the Company’s machinery and equipment is old and fully depreciated and it is possible that certain of the Company’s machinery and equipment could require replacement in the near future.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the past two years. However, there can be no assurance that the Company’s business will not be affected by inflation in the remainder of fiscal 2014 and beyond.

Forward-Looking Information

The preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially, including the following: the company’s costs and expenses incurred in connection with the merger with JOC North America, LLC, including potential class actions from third parties; the Company being able to close the merger in a timely manner; the Company’s expectation that it will continue to experience fluctuations in its sales, gross margins and profitability from quarter to quarter consistent with prior periods; the Company’s expectation that contingent liabilities will not have a material effect on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit	Exhibit Title or Description

2.1	Agreement and Plan of Merger, dated May 17, 2013, by and among JOC North America LLC, JOCNA Inc. and Meade Instruments Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADE INSTRUMENTS CORP.

Dated: July 16, 2013	By:	/s/ STEVEN G. MURDOCK
Steven G. Murdock
Chief Executive Officer

	By:	/s/ JOHN A. ELWOOD
John A. Elwood
Senior Vice President – Finance and Administration
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Exhibit Title or Description

2.1	Agreement and Plan of Merger, dated May 17, 2013, by and among JOC North America LLC, JOCNA Inc. and Meade Instruments Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.